Form 10-Q
period 1995-02-28
TODD AO CORP
filed 1995-04-14
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 1995

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to

Commission file number: 0-1461

                             THE TODD-AO CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                             13-1679856
(State or other jurisdiction     (I.R.S. Employer Identification No.)
of incorporation)

172 GOLDEN GATE AVENUE, SAN FRANCISCO, CALIFORNIA     94102
     (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (415) 928-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                Yes      X           No
                    ----------          --------
The number of shares of common stock outstanding at April 11, 1995 was:
5,816,428 Class A Shares and 1,588,346 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FEBRUARY 28, 1995

INDEX
- --------------------------------------------------------------------------------
                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

  The following financial statements are filed herewith:

  Consolidated Balance Sheets, February 28, 1995
     and August 31, 1994.                                              Page  3

  Consolidated Statements of Income and Retained Earnings
     for the Six Months and Three Months Ended
     February 28, 1995 and 1994.                                       Page  5

  Consolidated Statements of Cash Flows for the Six Months
     Ended February 28, 1995 and 1994.                                 Page  6

  Notes to Consolidated Financial Statements for the
     Six Months Ended February 28, 1995.                               Page  8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                Page 11


                           PART II - OTHER INFORMATION


ITEM 1.
  Legal Proceedings                                                    Page 14

ITEM 4.
  Submission of Matters to a Vote of Security Holders                  Page 14

ITEM 6.
  Exhibits and Reports on Form 8-K                                     Page 14

  Signature                                                            Page 14

                         PART I - FINANCIAL INFORMATION


THE TODD-AO CORPORATION

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 1995 and AUGUST 31, 1994
(Dollars in Thousands)
- -------------------------------------------------------------------------------

                                                     FEBRUARY 28,    AUGUST 31,
                                                        1995             1994
                                                     ------------    ----------


ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                $  2,711      $    606
Marketable securities                                       3,367         3,880
Trade receivables
   (net of allowance for doubtful
   accounts of $408 at February 28, 1995
   and August 31, 1994)                                     8,524         4,278
Inventory (first-in first-out basis)                          484           374
Prepaid income taxes                                          329           148
Deferred income taxes                                         563           563
Other                                                         351           195
                                                      -----------    ----------
Total current assets                                       16,329        10,044
                                                      -----------    ----------

INVESTMENTS                                                 1,684         1,270
                                                      -----------    ----------

PROPERTY AND EQUIPMENT - at cost:
Land                                                        4,270         3,487
Buildings                                                   9,082         8,201
Leasehold improvements                                      5,672         5,569
Lease acquisition costs                                     2,187         2,187
Equipment                                                  18,051        26,171
Equipment under capitalized leases                          1,746         1,746
Construction in progress                                      163            57
                                                      -----------    ----------
Total                                                      41,171        47,418

Accumulated depreciation and
  amortization                                            (13,345)      (22,083)
                                                      -----------    ----------
Property and equipment - net                               27,826        25,335
                                                      -----------    ----------

OTHER ASSETS                                                  433            79
                                                      -----------    ----------

TOTAL                                                    $ 46,272      $ 36,728
                                                      -----------    ----------
                                                      -----------    ----------


See notes to consolidated financial statements.

- -------------------------------------------------------------------------------

THE TODD-AO CORPORATION

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 1995 and AUGUST 31, 1994
(Dollars in Thousands)
- -------------------------------------------------------------------------------

                                                     FEBRUARY 28,    AUGUST 31,
                                                        1995            1994
                                                     ------------   -----------

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                         $  1,760      $    684
Accrued liabilities:
   Payroll and related taxes                                2,986         2,518
   Interest                                                    18            10
   California franchise taxes                                               100
   Equipment lease                                            394
   Other                                                      175           279
Current maturities of long-term debt                          150           150
Capitalized lease obligations - current                       629           708
Current portion of deferred gain                            1,469
Deferred income                                               434           162
Security deposits                                              37            73
                                                     ------------  ------------
Total current liabilities                                   8,052         4,684
                                                      -----------    ----------

LONG-TERM DEBT                                              1,137           600

CAPITALIZED LEASE OBLIGATIONS                                 608           867

DEFERRED COMPENSATION                                         520           565

DEFERRED GAIN ON SALE OF EQUIPMENT                          5,631

DEFERRED INCOME TAXES                                       1,966         2,064

SHAREOWNERS' EQUITY:
Common Stock:
   Class A authorized 20,000,000 shares
   of $0.25 par value; issued 5,816,428
   at February 28, 1995 and 5,797,928 at
   August 31, 1994                                          1,454         1,449

   Class B authorized 4,000,000
   shares of $0.25 par value;
   issued and outstanding 1,588,346                           397           397

Additional capital                                         15,070        15,015
Retained earnings                                          11,160        11,087
Unrealized gains on marketable securities
   and long-term investments                                  277
                                                      -----------    ----------
Total shareowners' equity                                  28,358        27,948
                                                      -----------    ----------

TOTAL                                                    $ 46,272      $ 36,728
                                                      -----------    ----------
                                                      -----------    ----------


See notes to consolidated financial statements.

- -------------------------------------------------------------------------------

THE TODD-AO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE SIX MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 1995 AND 1994
(Dollars in Thousands, except per share amounts)
- -------------------------------------------------------------------------------


                                                                      SIX MONTHS              THREE MONTHS
                                                               ----------------------      -------------------
                                                                1995           1994        1995         1994
                                                                ----           ----        ----         ----
REVENUES                                                      $ 18,835       $ 16,446    $ 10,057     $  7,471
                                                              --------       --------    --------     --------
COSTS AND EXPENSES:
Operating costs and other expenses                              16,533         12,884       8,541        6,396
Depreciation and amortization                                    1,570          1,233         740          620
Interest                                                           100                         54
Equipment lease expense - net                                      149                        149
Other expense (income) - net                                        48           (440)        319         (427)
                                                              --------       --------    --------     --------
Total                                                           18,400         13,677       9,803        6,589
                                                              --------       --------    --------     --------

INCOME BEFORE JOINT VENTURE
AND INCOME TAXES                                                   435          2,769         254          882

LOSS FROM JOINT VENTURE                                            109            567          54          285
                                                              --------       --------    --------     --------
INCOME BEFORE INCOME TAXES                                         326          2,202         200          597

INCOME TAXES                                                        36            937          86          256
                                                              --------       --------    --------     --------
NET INCOME                                                         290          1,265    $    114     $    341
                                                                                         --------     --------
                                                                                         --------     --------
RETAINED EARNINGS BEGINNING OF PERIOD                           11,087          9,735

LESS: DIVIDENDS PAID                                              (217)          (213)
                                                              --------       --------
RETAINED EARNINGS END OF PERIOD                               $ 11,160       $ 10,787
                                                              --------       --------
                                                              --------       --------
NET INCOME PER COMMON SHARE
AND COMMON SHARE EQUIVALENTS                                  $    .04       $    .17    $    .02     $    .05
                                                              --------       --------    --------     --------
                                                              --------       --------    --------     --------
AVERAGE SHARES OUTSTANDING                                   7,586,673      7,462,686   7,552,595    7,433,631
                                                             ---------      ---------   ---------    ---------
                                                             ---------      ---------   ---------    ---------



See notes to consolidated financial statements.

- -------------------------------------------------------------------------------

THE TODD-AO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 1995 AND 1994
(Dollars in Thousands)
- -------------------------------------------------------------------------------

                                                             1995          1994
                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $    290      $  1,265
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating activities:

    Depreciation and amortization                           1,570         1,233
    Deferred income taxes                                     (98)          126
    Loss from joint venture                                   109           567
    Deferred compensation and other                           (45)           (9)
    Amortization of deferred (gain)
      on sale/leaseback transaction                          (245)
    (Gain) loss on sale of marketable
      securities and investments                               56          (334)
    Changes in assets and liabilities:
      Trade receivables                                    (4,246)       (2,033)
      Inventory and other current assets                     (134)          (87)
      Accounts payable and accrued
        liabilities                                         1,312         1,217
      Accrued equipment lease                                 394
      Income taxes payable                                   (181)          312
      Deferred income                                         272           (53)
                                                        ---------     ---------

Net cash flows provided by (used in)
  operating activities:                                      (946)        2,204
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities
    and investments                                        (2,197)       (2,250)
  Proceeds from sale of marketable
    securities and investments                              2,517           888
  Capital expenditures                                     (1,275)         (864)
  Contributions to joint venture                             (109)         (400)
  Purchase of Skywalker Sound South                        (6,966)
  Other assets                                               (179)         (313)
                                                        ---------     ---------

Net cash flows (used in)
  investing activities:                                    (8,209)       (2,939)
                                                        ---------     ---------


CONTINUED ON PAGE 7

- -------------------------------------------------------------------------------

THE TODD-AO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 1995 AND 1994
(Dollars in Thousands)
- -------------------------------------------------------------------------------

CONTINUED FROM PAGE 6

                                                             1995          1994
                                                             ----          ----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt                               600
  Payments of long-term debt                                 (63)
  Payments on capital lease obligation                      (338)
  Proceeds from sale/leaseback transaction                11,218
  Proceeds from issuance of common stock                      60              1
  Treasury stock transactions                                              (509)
  Dividends paid                                            (217)          (213)
                                                        ---------     ---------

Net cash flows provided by (used in)
  financing activities:                                   11,260           (721)
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     2,105         (1,456)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                     606          2,289
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                       $ 2,711        $   833
                                                        ---------     ---------
                                                        ---------     ---------


Supplemental disclosures of cash flow information

Cash paid during the period for:
  Interest                                               $    88        $     0
                                                        ---------     ---------
                                                        ---------     ---------

  Income taxes                                           $   140        $   403
                                                        ---------     ---------
                                                        ---------     ---------


See notes to consolidated financial statements.

- -------------------------------------------------------------------------------

THE TODD-AO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 1995
(Dollars in Thousands, except per share amounts)
- -------------------------------------------------------------------------------
If complete notes were to accompany these statements they would be substantially in the same form as those to the Company's Financial Statements for the Year Ended August 31, 1994. In addition the following notes are applicable:

1. In the opinion of management for the Company, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of operations have been included.

2. The consolidated financial statements include the Company and its wholly owned subsidiaries Todd-AO Studios East, Inc. ("Todd-AO East"), Todd-AO Productions, Inc., Todd-AO Digital Images, Inc. ("TDI"), Todd-AO Video Services, Inc. ("TVS") and Todd-AO Studios West ("TSW"). All significant intercompany balances and transactions have been eliminated.

3. Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding including common share equivalents arising from the assumed conversion of any outstanding dilutive stock options.

4. The Company is an investor in QSound Labs, Inc. ("QSound"), formerly Archer Communications, Inc., which engages in the development and licensing of a sound imaging audio technology known as QSound. QSound's principal facilities are located in Calgary, Alberta (Canada) and its shares are listed on the Vancouver and Toronto Stock Exchanges and are traded over NASDAQ.

     As of February 28, 1995, the Company owned 306,500 QSound shares. On February 28, 1995, the closing QSound NASDAQ stock price was $3.0625.

5. During 1992, Todd-AO Productions, Inc., a wholly owned subsidiary of the Company, entered into a Joint Venture Agreement with Trans-Atlantic Enterprises, Inc., for the development of motion picture and television projects. Todd-AO Productions and the Venture are each distinct from the Company's sound studio operations. The Joint Venture Agreement was extended and amended in October 1993 and in September 1994. In accordance with the amendments, the Development Phase of the Venture expired on October 31, 1994 and the Venture's entertainment projects (which consist primarily of rights to scripts and screenplays) were divided between Todd-AO Productions and TAE, which are now each entitled to independently exploit their respective projects (the "Todd-AO Projects" and the "TAE Projects"). Dissolution of the Venture is being finalized.

     Todd-AO Productions is entitled to recoup its capital contributions from 50% of any compensation received by TAE or its affiliates from exploitation of the TAE projects, and is deemed to have recouped its capital contributions to the extent of 50% of any compensation received by Todd-AO Productions or its affiliates from the Todd-AO projects. Todd-AO Productions and TAE also have a 25% interest in the net profits of each other's designated projects. Through February 28, 1995 Todd-AO Productions had contributed $2,426 in cash and services to the Venture.

     The Company is accounting for this investment under the equity method of accounting as they do not control either voting or financial rights.

     The following represents condensed financial information of the Todd-AO/TAE joint venture as of and for the six months ended February 28, 1995 and 1994.


                                                          1995         1994
     Cash and other assets                               $     0      $   163
     Development costs, net                                    0            0
                                                         -------      --------
     Total assets                                        $     0      $   163
                                                         -------      --------
                                                         -------      --------

     Liabilities                                         $     0      $   169
     Partner's capital - Todd-AO Productions, Inc.             0           (6)
     Partner's capital - TAE                                   0            0
                                                         -------      --------
     Total liabilities and partner's capital             $     0      $   163
                                                         -------      --------
                                                         -------      --------

     Revenues                                            $     0      $     0
     Expenses                                                109          567
                                                         -------      --------
     Net loss                                            $  (109)     $  (567)
                                                         -------      --------
                                                         -------      --------


6. On August 31, 1994, TVS (a wholly owned subsidiary of the Company) acquired certain of the assets and liabilities of Film Video Masters ("Paskal").
     TVS provides post production video services to the film and television industries. In consideration of the purchase, TVS paid Paskal $1,150 in cash and issued a note in the amount of $750.

     On February 15, 1995, TSW (a wholly owned subsidiary of the Company) acquired substantially all of the property, equipment and inventory of Kaytea Rose, Inc. (dba Skywalker Sound South)("SSS"). TSW provides post production sound services to the film and television industries. In consideration of the purchase, TSW paid $6,878 in cash. TSW is included in the Company's results of operations from February 1995.

     The acquisitions are being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information is presented as if the acquisitions had occurred on September 1, 1993. Pro forma adjustments for TVS for 1994 are primarily to depreciation expense relating to the acquisition of assets, interest expense on issued debt and income taxes. Pro forma adjustments for TSW for 1994 and 1995 are primarily to operating expenses related to non-applicable allocations made by the parent corporation of SSS, depreciation expense relating to the acquisition of assets, interest expense on borrowings in connection with the acquisition and income taxes.


                                    Six Months ended         Six Months ended
                                    February 28, 1995        February 28, 1994
                                    -----------------        -----------------
     Revenues                           $  22,577                $  24,347
                                        ---------                ---------
                                        ---------                ---------

     Net income (loss)                  $    (216)               $   1,417
                                        ---------                ---------
                                        ---------                ---------
     Net income (loss)
       per common share                 $   (0.03)               $    0.19
                                        ---------                ---------
                                        ---------                ---------


7. In December 1994 the Company signed an agreement with its bank to implement a lease intended as security (sale/leaseback of certain equipment) in the amount of $15,000. The agreement terminates on December 30, 1999 and is being treated as an operating lease for financial statement purposes. On December 30, 1994 an aggregate of $11,218 was sold and leased back. The total deferred gain on the transaction to be amortized over five years is $7,345. The annual lease cost is expected to be approximately $2,400.

     The net equipment lease expense for the period ended February 28, 1995 is as follows:

     Equipment lease costs                             $   394
     Amortization of deferred gain
       on sale of equipment                            $  (245)
                                                       -------

     Equipment lease expense, net                      $   149
                                                       -------
                                                       -------


8. The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of February 28, 1995, 726,954 shares had been repurchased. All of these shares have been cancelled and returned to authorized but unissued status.

9. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115 which must be applied for fiscal years beginning after December 15, 1993. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Management has classified these investments as available for sale.

10. On March 16, 1995, FCB 1120, Ltd. (a wholly owned subsidiary of the Company)("FCB") acquired all of the outstanding shares of Chrysalis Television Facilities Ltd. ("CTV") from Chrysalis Holdings Ltd ("CHL"). FCB, CTV and CHL are all corporations organized under the laws of the United Kingdom and headquartered in London. The transaction has been accounted for as a purchase and the acquisition price was equal to the sum of: (i) $1,966 (paid at closing); (ii) an amount equal to CTV's net asset value as at February 28, 1995 less $240 (expected to be approximately $1,360) payable $480 on each of the first and second anniversaries and $400 on the third anniversary of the completion date (March 16, 1995), with interest on the unpaid balance at the National Westminster Bank base rate plus 1 1/2%. Any difference between CTV's net asset value (less $240) and $1,360 will be settled after the closing when the net asset value is determined. Concurrently with the acquisition, FCB advanced and paid on behalf of CTV its intercompany debt in the amount of $4,585. FCB's obligations have been guaranteed by the Company.

     Subsequent to the acquisition, FCB advanced and paid on behalf of CTV debt due to the Bank of Scotland in the amount of $1,336.

     CTV specializes in the collation of television programming for satellite broadcast in Europe and also provides post production video and other services to a variety of clients. It is anticipated that CTV will be renamed "Chrysalis/Todd-AO Europe Ltd." and FCB will be renamed "Todd-AO Europe Holding Company Ltd.".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

1.   Material Changes in Financial Condition

     In December 1994 the Company signed agreements with its bank to implement a lease intended as security (sale/leaseback of certain equipment) and a new long-term revolving and term loan credit agreement in amounts of $15,000 and $10,000 respectively. In March 1995 the Company signed an amendment to the long-term revolving and term loan credit agreement increasing the amount by $8,000. The sale/leaseback agreement terminates on December 30, 1999. An aggregate of $11,218 was sold and leased back on December 30, 1994. Under the new credit agreement, the Company may borrow up to $18,000 in revolving loans until November 30, 1997 when all revolving loans become term loans for the remainder of the agreement which expires November 30, 2000. These credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that the proceeds from the sale/leaseback and the borrowings available under the new credit facility will be sufficient to meet the needs of the Company for the foreseeable future.

     In February 1995 the Company used $6,878 of the proceeds from the sale/leaseback agreement to acquire substantially all of the property, equipment and inventory of Skywalker Sound South.

     In March 1995 the Company used $7,726 under the credit agreement in connection with the acquisition of Chrysalis Television Facilities Ltd.

     In addition to the above, the Company expects capital expenditures of approximately $3,700 for its Los Angeles and New York City facilities in fiscal 1995. These capital expenditures will be financed by bank leasing and credit facilities and by internally generated funds.

     As of February 28, 1995 the Company has $600 outstanding under the credit agreement.

2.   Material Changes in Results of Operations

     YEAR-TO-DATE

     Total revenues increased 14.5% ($2,389) and operating costs and expenses increased 28.3% ($3,649).

     SOUND SERVICES:

     Sound studio revenues in California and New York decreased $1,148. Revenue increases due to the inclusion of the Santa Monica and West Los Angeles Studios of Todd-AO Studios West ("TSW") ($1,068) beginning in February 1995 were offset by revenue decreases at the Los Angeles and New York studios due primarily to decreases in feature film dubbing bookings and a different customer mix reflecting productions with limited budgets. A threatened strike in Los Angeles during 1994 accelerated major feature film product which resulted in scheduling irregularities through December 1994. In addition, one feature film stage was closed for remodelling through early January 1995.

     Sound studio operating costs and expenses increased $776 due to the inclusion of TSW beginning in February 1995. In addition, sound studio operating costs and expenses related to the revenue decreases described above increased $45 primarily due to union contract increases.

     VIDEO SERVICES:

     Revenues increased $3,548 due to the inclusion of Todd-AO Video Services ("TVS") ($3,042) and Todd-AO Digital Images ("TDI") ($506) in the current year. TVS, which acquired certain assets and liabilities of Film Video Masters, Inc. on August 31, 1994, provides post production video services to the film and television industries. TDI, which was formed in the latter half of fiscal 1994, provides visual effects services to the same industries.

     Operating costs and expenses for TVS and TDI were $2,818.

     CORPORATE:

     Depreciation and amortization increased 27.3% ($337) due to the inclusion of TVS, TDI and TSW in the current year.

     Equipment lease expense net of amortization of deferred gain on sale of equipment in connection with a sale/leaseback agreement entered into on December 30, 1994 with the Company's institutional lender is $149.

     A net decrease in other income of $488 is primarily due to the following: a $174 increase due to stock appreciation rights provision adjustments related to fluctuations in the Company's stock price; a $130 increase in dividend and investment income primarily due to investing activities in connection with the proceeds from the sale/leaseback agreement; current year research and development costs ($122) and non-recurring severance costs ($121); and a decrease of $529 due to gains on sales of investments in the prior year.

     Losses from the Company's entertainment project development joint venture decreased $458 primarily due to the termination of the development phase of the venture in the current year.

     As a result of the above, income before taxes decreased $1,876. Net income decreased $975 which includes the reversal of a $100 provision made for contested 1983-86 California franchise taxes for which, in the Company's judgement, there is no ongoing liability.

     CURRENT QUARTER

     Total revenues increased 34.6% ($2,586) and operating costs and expenses increased 33.5% ($2,145).

     SOUND SERVICES:

     Sound studio revenues in California and New York decreased $498. Revenue increases due to the inclusion of the TSW facilities ($1,068) beginning in February 1995 were offset by revenue decreases at the Los Angeles and New York studios which primarily reflect decreases in feature film dubbing bookings due to scheduling irregularities and the remodelling of a feature film stage.

     Sound studio operating costs and expenses increased $776 due to the inclusion of TSW beginning in February 1995. Offsetting this increase, sound studio operating costs and expenses related to the revenue decreases described above decreased $158.

     VIDEO SERVICES:

     Revenues increased $2,096 due to the inclusion of Todd-AO Video Services ("TVS") ($1,749) and Todd-AO Digital Images ("TDI") ($347) in the current year.

     Operating costs and expenses for TVS and TDI were $1,511.

     CORPORATE:

     Depreciation and amortization increased 19.4% ($120) due to the inclusion of TVS, TDI and TSW in the current year.

     Equipment lease expense net of amortization of deferred gain on sale of equipment in connection with a sale/leaseback agreement entered into on December 30, 1994 with the Company's institutional lender is $149.

     A net decrease in other income of $746 is primarily due to the following: a $593 decrease due to stock appreciation rights provision adjustments related to fluctuations in the Company's stock price; a $121 increase in dividend and investment income primarily due to investing activities in connection with the proceeds from the sale/leaseback agreement; current year research and development costs ($122) and non-recurring severance costs ($121); and a decrease of $136 due to gains on sales of investments in the prior year.

     Losses from the Company's entertainment project development joint venture decreased $231 primarily due to the termination of the development phase of the venture in the current year.

          As a result of the above, income before taxes decreased $397 and net income decreased $227.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

     The Company is involved in litigation and similar claims incidental to the conduct of its business. None of the pending actions is considered material.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held at 900 N. Seward Street, Los Angeles, CA on February 7, 1995. In addition to the election of directors and procedural matters, disclosure of which has been omitted pursuant to the instructions, proposals were submitted to the stockholders to: (i) approve the extension of the 1986 Stock Option Plan until August 31, 2004 and update the definition of fair market value, in each case only with respect to options for 194,250 Class A Shares granted on September 26, 1994; and (ii) approve the adoption of the 1995 Stock Option Plan. The text of the proposals and other information relating thereto is included in the Company's Proxy Statement dated January 3, 1995. The proposal relating to the 1986 Stock Option Plan was adopted by the stockholders with at least 16,495,933 affirmative votes and at least 11,584 negative votes or abstentions. The proposal relating to the 1995 Stock Option Plan was adopted by the stockholders with at least 16,496,933 affirmative votes and at least 7,984 negative votes or abstentions.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (b).      (1)  On February 27, 1995 the Company filed a report on Form 8-K which was amended on April 10, 1995. In these filings, the Company reported the acquisition of the property, equipment and inventory of Kaytea Rose, Inc. (dba Skywalker Sound South).

               (2) On March 31, 1995 the Company filed a report on Form 8-K reporting the acquisition of the entire issued share capital of Chrysalis Television Facilities Ltd.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE TODD-AO CORPORATION


 April 14, 1995                           /s/   Silas R. Cross
- ---------------                              -----------------------------
      Date                                      Silas R. Cross
                                           Chief Accounting Officer