Form 10-Q
period 1995-05-31
TODD AO CORP
filed 1995-07-14
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended MAY 31, 1995

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
                Yes      X           No
                      -------             -------

The number of shares of common stock outstanding at July 7, 1995 was: 5,816,428 Class A Shares and 1,588,346 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

MAY 31, 1995

INDEX                PART I - FINANCIAL INFORMATION
- -------------------------------------------------------------------------------


ITEM 1.   FINANCIAL STATEMENTS

  The following financial statements are filed herewith:

  Consolidated Balance Sheets, May 31, 1995
       and August 31, 1994.                                           Page  3

  Consolidated Statements of Income and Retained Earnings
       for the Nine Months and Three Months Ended
       May 31, 1995 and 1994.                                         Page  5

  Consolidated Statements of Cash Flows for the Nine Months
       Ended May 31, 1995 and 1994.                                   Page  6

  Notes to Consolidated Financial Statements for the
       Nine Months Ended May 31, 1995.                                Page  8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS               Page 12


                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.
  Legal Proceedings                                                   Page 15

ITEM 6.
  Exhibits and Reports on Form 8-K                                    Page 15

  Signature                                                           Page 15

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


THE TODD-AO CORPORATION
- -----------------------

CONSOLIDATED BALANCE SHEETS
MAY 31, 1995 and AUGUST 31, 1994
(Dollars in Thousands)


- -------------------------------------------------------------------------------------------
                                                                   MAY 31,     AUGUST 31,
                                                                    1995          1994
                                                                -----------    ---------
ASSETS
- ------

CURRENT ASSETS:
Cash and cash equivalents                                           $  4,934     $    606
Marketable securities                                                  3,433        3,880
Trade receivables
  (net of allowance for doubtful
  accounts of $601 at May 31, 1995
  and $408 at August 31, 1994)                                        10,535        4,278
Inventory (first-in first-out basis)                                     510          374
Income tax receivable                                                    312
Prepaid income taxes                                                                  148
Deferred income taxes                                                    563          563
Other                                                                    503          195
                                                                    --------     --------
Total current assets                                                  20,790       10,044
                                                                    --------     --------

INVESTMENTS                                                            1,353        1,270
                                                                    --------     --------

PROPERTY AND EQUIPMENT - at cost:
Land                                                                   4,270        3,487
Buildings                                                             10,911        8,201
Leasehold improvements                                                 6,983        5,569
Lease acquisition costs                                                2,187        2,187
Equipment                                                             30,161       26,171
Equipment under capitalized leases                                     5,302        1,746
Construction in progress                                                 369           57
                                                                    --------     --------
Total                                                                 60,183       47,418

Accumulated depreciation and
  amortization                                                       (23,307)     (22,083)
                                                                    --------     --------
Property and equipment - net                                          36,876       25,335
                                                                    --------     --------

OTHER ASSETS                                                             497           79
                                                                    --------     --------

TOTAL                                                               $ 59,516     $ 36,728
                                                                    ========     ========

See notes to consolidated financial statements.

- -------------------------------------------------------------------------------------------


THE TODD-AO CORPORATION
- -----------------------

CONSOLIDATED BALANCE SHEETS
MAY 31, 1995 and AUGUST 31, 1994
(Dollars in Thousands)


- -------------------------------------------------------------------------------------------

                                                                    MAY 31,     AUGUST 31,
                                                                     1995         1994
                                                                  ----------    ---------
LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------

CURRENT LIABILITIES:
Accounts payable                                                    $  2,654     $    684
Accrued liabilities:
  Payroll and related taxes                                            2,400        2,518
  Interest                                                               156           10
  Equipment lease                                                        394
  Other                                                                  331          352
Income taxes payable                                                     732          100
Current maturities of long-term debt                                     774          150
Capitalized lease obligations - current                                  901          708
Deferred income                                                          507          162
                                                                    --------     --------
Total current liabilities                                              8,849        4,684
                                                                    --------     --------

LONG-TERM DEBT                                                         9,099          600

CAPITALIZED LEASE OBLIGATIONS                                            917          867

DEFERRED COMPENSATION                                                    458          565

DEFERRED GAIN ON SALE OF EQUIPMENT                                     6,733

DEFERRED INCOME TAXES                                                  2,909        2,064

SHAREOWNERS' EQUITY:
Common Stock:
  Class A authorized 20,000,000 shares
  of $0.25 par value; issued 5,816,428
  at May 31, 1995 and 5,797,928 at
  August 31, 1994                                                      1,454        1,449

  Class B authorized 4,000,000
  shares of $0.25 par value;
  issued and outstanding 1,588,346                                       397          397

Additional capital                                                    15,070       15,015
Retained earnings                                                     13,380       11,087
Unrealized gains on marketable securities
  and long-term investments                                              335
Cumulative foreign currency translation
  adjustment                                                             (85)
                                                                    --------     --------
Total shareowners' equity                                             30,551       27,948
                                                                    --------     --------

TOTAL                                                               $ 59,516     $ 36,728
                                                                    ========     ========
See notes to consolidated financial statements.

- -------------------------------------------------------------------------------------------


THE TODD AO CORPORATION
- -----------------------

CONSOLIDATED-STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE NINE MONTHS AND THREE MONTHS ENDED MAY 31, 1995 AND 1994
(Dollars in Thousands, except per share amounts)


- ------------------------------------------------------------------------------------------------------------------

                                                                NINE MONTHS                   THREE MONTHS
                                                          ----------------------          --------------------
                                                          1995              1994          1995            1994
                                                          ----              ----          ----            ----
REVENUES                                                 $ 37,125          $ 26,000      $ 18,290        $  9,554
                                                         --------          --------      --------        --------

COSTS AND EXPENSES:
Operating costs and other expenses                         29,405            20,087        12,872           7,060
Depreciation and amortization                               3,014             1,888         1,444             655
Interest                                                      320                 7           220               7
Equipment lease expense - net                                 371                             222
Other (income) - net                                         (223)             (670)         (271)            (87)
                                                         --------          --------      --------        --------
Total                                                      32,887            21,312        14,487           7,635
                                                         --------          --------      --------        --------

INCOME BEFORE JOINT VENTURE
AND INCOME TAXES                                            4,238             4,688         3,803           1,919

LOSS FROM JOINT VENTURE                                       167               847            58             280
                                                         --------          --------      --------        --------

INCOME BEFORE INCOME TAXES                                  4,071             3,841         3,745           1,639

INCOME TAXES                                                1,452             1,588         1,416             651
                                                         --------          --------      --------        --------

NET INCOME                                                  2,619             2,253      $  2,329        $    988
                                                                                         ========        ========
RETAINED EARNINGS BEGINNING OF PERIOD                      11,087             9,735

LESS: DIVIDENDS PAID                                         (326)             (320)
                                                         --------          --------

RETAINED EARNINGS END OF PERIOD                          $ 13,380          $ 11,668
                                                         ========          ========
NET INCOME PER COMMON SHARE
AND COMMON SHARE EQUIVALENTS                             $    .34          $    .30      $    .30        $    .13
                                                         ========          ========      ========        ========

AVERAGE SHARES OUTSTANDING                              7,592,353         7,445,090     7,605,040       7,409,901
                                                        =========         =========     =========       =========

See notes to consolidated financial statements.

- ------------------------------------------------------------------------------------------------------------------


THE TODD AO CORPORATION
- -----------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 1995 AND 1994
(Dollars in Thousands)


- -------------------------------------------------------------------------------------------
                                                                     1995         1994
                                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  2,619     $  2,253
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating activities:

    Depreciation and amortization                                      3,014        1,888
    Deferred income taxes                                                845          228
    Loss from joint venture                                              167          847
    Deferred compensation and other                                     (107)        (101)
    Amortization of deferred (gain)
      on sale/leaseback transaction                                     (612)
    (Gain) loss on sale of marketable
      securities and investments                                          29         (342)
    Changes in assets and liabilities:
      Trade receivables                                               (4,459)      (2,268)
      Inventory and other current assets                                (222)          11
      Accounts payable and accrued
        liabilities                                                    1,233          918
      Accrued equipment lease                                            394
      Income taxes payable                                               433          368
      Deferred income                                                    347          (40)
                                                                    --------     --------

Net cash flows provided by
  operating activities:                                                3,681        3,762
                                                                    --------     --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities
    and investments                                                     (489)      (2,750)
  Proceeds from sale of marketable
    securities and investments                                         1,159          921
  Capital expenditures                                                (2,638)      (1,043)
  Contributions to joint venture                                        (167)        (680)
  Purchase of Skywalker Sound South                                   (6,966)
  Purchase of Chrysalis Television
    Facilities Ltd.                                                   (8,002)
  Other assets                                                             1         (402)
                                                                    --------     --------

Net cash flows (used in)
  investing activities:                                              (17,102)      (3,954)
                                                                    --------     --------


Continued on page 7
- -------------------

- -------------------------------------------------------------------------------------------




THE TODD-AO CORPORATION
- -----------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 1995 AND 1994
(Dollars in Thousands)
- -------------------------------------------------------------------------------------------

                                                                      1995         1994
                                                                      ----         ----

CONTINUED FROM PAGE 6


CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt                                        7,714
  Payments of long-term debt                                            (84)
  Payments on capital lease obligation                                 (820)         (27)
  Proceeds from sale/leaseback transaction                           11,218
  Proceeds from issuance of common stock                                 60          124
  Treasury stock transactions                                                       (509)
  Dividends paid                                                       (326)        (320)
                                                                    -------      -------


Net cash flows provided by (used in)
  financing activities:                                              17,762         (732)

Effect of exchange rate changes on cash                                 (13)
                                                                    -------      -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                4,328         (924)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                606        2,289
                                                                    -------      -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                  $ 4,934      $ 1,365
                                                                    =======      =======


Supplemental disclosures of cash flow information

Cash paid during the period for:
  Interest                                                          $   117      $     1
                                                                    =======      =======
  Income taxes                                                      $   675      $   813
                                                                    =======      =======

See notes to consolidated financial statements.


- -------------------------------------------------------------------------------------------


THE TODD-AO CORPORATION
- -----------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 1995
(Dollars in Thousands, except per share amounts)
- -------------------------------------------------------------------------------
If complete notes were to accompany these statements they would be substantially in the same form as those to the Company's Financial Statements for the Year Ended August 31, 1994. In addition the following notes are applicable:

1. In the opinion of management for the Company, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of operations have been included.

2. The consolidated financial statements include the Company and its wholly owned subsidiaries Todd-AO Studios East, Inc. ("Todd-AO East"), Todd-AO Productions, Inc., Todd-AO Digital Images, Inc. ("TDI"), Todd-AO Video Services, Inc. ("TVS"), Todd-AO Studios West ("TSW"), Todd-AO Europe Holding Co., Ltd. ("TAO Europe") and Chrysalis/Todd-AO Europe, Ltd. ("CTAO"). All significant intercompany balances and transactions have been eliminated.

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

         As of May 31, 1995, the Company owned 306,500 QSound shares. On May 31, 1995, the closing QSound NASDAQ stock price was $3.3125.

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

         Todd-AO Productions is entitled to recoup its capital contributions from 50% of any compensation received by TAE or its affiliates from exploitation of the TAE projects, and is deemed to have recouped its capital contributions to the extent of 50% of any compensation received by Todd-AO Productions or its affiliates from the Todd-AO projects. Todd-AO Productions and TAE also have a 25% interest in the net profits of each other's designated projects. Through May 31, 1995 Todd-AO Productions had contributed $2,426 in cash and services to the Venture. The Company is accounting for this investment under the equity method of accounting as they do not control either voting or financial rights. Although negotiations continue there are no binding agreements in effect with respect to the commercial exploitation of any Todd-AO Project or, to the Company's best knowledge, any TAE Project.

         The following represents condensed financial information of the Todd-AO/TAE joint venture as of and for the nine months ended May 31, 1995 and 1994.


                                                              1995         1994
         Cash and other assets                               $     0      $   218
         Development costs, net                                    0            0
                                                             -------      -------
         Total assets                                        $     0      $   218
                                                             =======      =======

         Liabilities                                         $     0      $   180
         Partner's capital - Todd-AO Productions, Inc.             0           38
         Partner's capital - TAE                                   0            0
                                                             -------      -------
         Total liabilities and partner's capital             $     0      $   218
                                                             =======      =======

         Revenues                                            $     0      $     0
         Expenses                                                167          847
                                                             -------      -------
         Net loss                                            $  (167)     $  (847)
                                                             =======      =======


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

         On March 16, 1995 TAO Europe (formerly FCB 1120, Ltd.)(a wholly owned subsidiary of the Company) acquired all of the outstanding shares of CTAO (formerly Chrysalis Television Facilities, Ltd.) from Chrysalis Holdings Ltd. ("CHL"). TAO Europe, CTAO and CHL are all corporations organized under the laws of the United Kingdom and headquartered in London. CTAO specializes in the collation of television programming for satellite broadcast and also provides post production video and other services to a variety of clients. In consideration of the purchase, TAO Europe paid CHL $1,966 in cash at closing and issued a note in the amount of $1,360. An additional cash settlement of approximately $211 was paid in June 1995. Concurrently with the acquisition, TAO Europe advanced and paid on behalf of CTAO its intercompany debt to CHL in the amount of $4,585. Subsequent to the acquisition, TAO Europe advanced and paid on behalf of CTAO other debt in the amount of $1,336. TAO Europe and CTAO consolidated are included in the Company's results of operations from March 1995.

         The acquisitions are being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information is presented as if the acquisitions had occurred on September 1, 1993. Pro forma adjustments for TVS for 1994 are primarily to depreciation expense relating to the acquisition of assets, interest expense on issued debt and income taxes. Pro forma adjustments for TSW for 1994 and 1995 are primarily to operating expenses related to non-applicable allocations made by the parent corporation of SSS, depreciation expense relating to the acquisition of assets, interest expense on borrowings in connection with the acquisition and income taxes. Pro forma adjustments for TAO Europe for 1994 and 1995 are primarily to depreciation expense relating to allocation of the purchase price, interest expense on borrowings in connection with the acquisition and income taxes.


                                      Nine Months ended        Nine Months ended
                                         May 31, 1995             May 31, 1994
                                      -----------------        -----------------
         Revenues                           $  46,224                $  45,440
                                            =========                =========
         Net income                         $   2,761                $   2,614
                                            =========                =========
         Net income per
           common share                     $    0.36                $    0.35
                                            =========                =========


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

         The net equipment lease expense for the period ended May 31, 1995 is as follows:


         Equipment lease costs                             $   983
         Amortization of deferred gain
           on sale of equipment                            $  (612)
                                                           -------

         Equipment lease expense, net                      $   371
                                                           =======


8. The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of May 31, 1995, 726,954 shares had been repurchased. All of these shares have been cancelled and returned to authorized but unissued status.

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

10. During April and May 1995 the Company, with the approval of the Stock Option/SAR Committee, implemented a program to encourage the holders of Stock Appreciation Rights ("SARs") under the 1991 Stock Appreciation Rights Plan (the "1991 SAR Plan") to exchange their SARs for stock options. Under accounting rules applicable to SAR Plans, the potential cash liability for the unexercised portion of SAR awards must be taken into account in determining earnings, which accordingly are affected by fluctuations in the market value of the Class A Stock. Stock option plans do not involve a cash liability to the Company and changes in the market value of the underlying stock do not affect earnings.

         Of the 373,400 SARs outstanding under the 1991 Plan, all but 10,000 were exercised, resulting in a cash payment of $579. An aggregate of 275,788 incentive stock options and 75,112 nonqualified stock options were issued at exercise prices ranging from $5.00 to $5.625. The total number of options issued is less than the number of SARs exercised because of employee terminations.

         Under the program, each SAR holder who exercised the vested portion of a SAR award during the April-May window period was entitled to exchange the entire SAR award for a replacement stock option under the 1995 Stock Option Plan. The replacement options were issued at exercise prices equal to the fair market value of the Class A stock on the respective dates of the SAR exercises, with an expiration date of August 31, 2004 (instead of the August 31, 2000 expiration date applicable to SAR awards) and with vesting restrictions no more favorable to the holder than those applicable to the exchanged SAR.
         The effect of the exchange was to preserve the appreciation potential of the SAR award but with a longer exercise period and, in the case of incentive stock options, potentially more favorable income tax treatment to the holder.

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


         In addition to the above, the Company expects capital expenditures of approximately $2,511 for its Los Angeles, New York City and London facilities in fiscal 1995. These capital expenditures will be financed by bank leasing and credit facilities and by internally generated funds.

         As of May 31, 1995 the Company has $7,726 outstanding under the credit agreement.

2.       Material Changes in Results of Operations

         YEAR-TO-DATE

         Total revenues increased 42.8% ($11,125) and operating costs and expenses increased 46.4% ($9,318).

         SOUND SERVICES:

         Sound studio revenues in California and New York increased $2,935. Revenue increases due to the inclusion of the Santa Monica and West Los Angeles studios of Todd-AO Studios West ("TSW")($5,282) beginning in February 1995 were offset by revenue decreases at the Los Angeles and New York studios due primarily to decreases in feature film dubbing bookings. A threatened strike in Los Angeles during 1994 accelerated major feature film product which resulted in scheduling irregularities through December 1994. In addition, one feature film stage was closed for remodelling through early January 1995.

         Sound studio operating costs and expenses increased $3,208 due to the inclusion of TSW beginning in February 1995. In addition, sound studio operating costs and expenses related to the revenue decreases described above increased $490 due to union contract increases.

         VIDEO SERVICES:

         Revenues increased $8,211 due to the inclusion of Todd-AO Video Services ("TVS")($4,716), Todd-AO Digital Images ("TDI")($1,002) and Chrysalis/Todd-AO Europe, Ltd. ("CTAO")($2,493) in the current year. TVS, which acquired certain assets and liabilities of Film Video Masters, Inc. on August 31, 1994, provides post production video services to the film and television industries. TDI, which was formed in the latter half of fiscal 1994, provides computer graphics services to the same industries. Todd-AO Europe Holding Co., Ltd., a wholly owned subsidiary of the Company, acquired all of the outstanding shares of CTAO in March 1995. Both corporations are based in London and organized under the laws of the United Kingdom. CTAO specializes in the collation of television programming for satellite broadcast and also provides post production video services.

         Increases in operating costs and expenses attributable to TVS, TDI and CTAO were $5,641.

         CORPORATE:

         Depreciation and amortization increased 59.6% ($1,126) due to the inclusion of TSW, TVS, TDI and CTAO in the current year.

         Equipment lease expense net of gain on sale of equipment in connection with a sale/leaseback agreement entered into on December 30 with the Company's institutional lender is $371 and interest expense primarily due to borrowings in connection with the acquisition of CTAO is $320.

         A net decrease in other income of $447 is primarily due to the following: A $214 increase due to the Company's stock appreciation rights exchange program; a $228 increase in dividend and investment income primarily due to investing activities in connection with the proceeds from the sale/leaseback agreement; current year research and development costs ($281) and non-recurring severance costs ($122); and a decrease of $486 due to gains on sales of investments in the prior year.

         Losses from the Company's entertainment project development joint venture decreased $680 primarily due to the termination of the development phase of the venture in the current year.

         As a result of the above, income before taxes increased $230. Net income increased $366 which includes the reversal of a $100 provision made for contested 1983-86 California Franchise Taxes for which, in the Company's judgement, there is no ongoing liability.

         CURRENT QUARTER

         Total revenues increased 91.4% ($8,736) and operating costs and expenses increased 82.3% ($5,812).

         SOUND SERVICES:

         Sound studio revenues in California and New York increased $4,383. Revenue increases due to the inclusion of the Santa Monica and West Los

         Angeles studios of Todd-AO Studios West ("TSW")($4,214) were augmented by revenue increases at the Los Angeles and New York studios.

         Sound studio operating costs and expenses increased $2,875 primarily due to the inclusion of TSW.

         VIDEO SERVICES:

         Revenues increased $4,663 due to the inclusion of Todd-AO Video Services ("TVS")($1,674), Todd-AO Digital Images ("TDI")($496) and Chrysalis/Todd-AO Europe, Ltd. ("CTAO")($2,493) in the current year. Todd-AO Europe Holding Co., Ltd., a wholly owned subsidiary of the Company, acquired all of the outstanding shares of CTAO in March 1995. Both corporations are based in London and organized under the laws of the United Kingdom. CTAO specializes in the collation of television programming for satellite broadcast and also provides post production video services.

         Increases in operating costs and expenses attributable to TVS, TDI and CTAO were $2,823.

         CORPORATE:

         Depreciation and amortization increased 120.5% ($789) due to the inclusion of TSW, TVS, TDI and CTAO in the current year.

         Equipment lease expense net of gain on sale of equipment in connection with a sale/leaseback agreement entered into on December 30 with the Company's institutional lender is $222 and interest expense primarily due to borrowings in connection with the acquisition of CTAO is $220.

         A net increase in other income of $184 is due primarily to an increase in dividend and investment income from investing activities in connection with the proceeds from the sale/leaseback agreement and a $40 increase due to the Company's stock appreciation rights exchange program.

         Losses from the Company's entertainment project development joint venture decreased $222 primarily due to the termination of the development phase of the venture in the current year.

         As a result of the above, income before taxes increased $2,106 and net income increased $1,341.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         The Company is involved in litigation and similar claims incidental to the conduct of its business. None of the pending actions is considered material.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a).   (1)  Exhibit 27 Financial Data Schedule

         (b).   (1)  On May 26, 1995 the Company filed a report on Form 8-K/A which amended a report on Form 8-K filed on March 31, 1995. In these filings, the Company reported the acquisition of the entire issued share capital of Chrysalis Television Facilities Ltd.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE TODD-AO CORPORATION


 July 12, 1995                            /s/   Silas R. Cross
- ----------------                         ----------------------------
      Date                                      Silas R. Cross
                                           Chief Accounting Officer