Form 10-K
period 1995-08-31
TODD AO CORP
filed 1995-11-17
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended AUGUST 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

   Title of each class                 Name of each exchange on which registered
--------------------------             -----------------------------------------
 COMMON STOCK, CLASS A,                                   NASDAQ
   $ .25 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.           Yes    X          No
                                                  ------           ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates at November 1, 1995 was approximately $32,000,000.

The number of shares of common stock outstanding at November 1, 1995 was:
6,362,877 Class A Shares and 1,747,181 Class B Shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

None

The Todd-AO Corporation
-------------------------------------------------------------------------------
Annual Report on Form 10-K
August 31, 1995

Table of Contents
-------------------------------------------------------------------------------
Part I                                                                     Page

          Item 1-Business                                                     1
          Item 2-Properties                                                   3
          Item 3-Legal Proceedings                                            3
          Item 4-Submission of Matters to a Vote
                 of Security Holders                                          3

Part II

          Item 5-Market for the Registrant's Common
                 Stock and Related Stockholder Matters                        4
          Item 6-Selected Financial Data                                      5
          Item 7-Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations                                        5
          Item 8-Financial Statements and
                 Supplementary Data                                           7
          Item 9-Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure                                         7
Part III

          Item 10-Directors and Executive Officers
                  of the Registrant                                           8
          Item 11-Executive Compensation                                     10
          Item 12-Security Ownership of Certain
                  Beneficial Owners and Management                           12
          Item 13-Certain Relationships and Related
                  Transactions                                               13
Part IV

          Item 14-Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                                    14

                  Signatures                                                 15
                  Exhibit Index                                              16

                  Index to Financial Statements
                  and Schedules                                              19

                                  PART I
Item 1.  BUSINESS.

   The Todd-AO Corporation and its subsidiaries (collectively "Todd-AO" or the "Company") provide post production sound and video services and special video effects for the film and television industries in Los Angeles, New York City and London. During fiscal 1995 Todd-AO acquired a company which provides post production video and satellite transmission services in London, England and additional Los Angeles post production sound studios.

PRINCIPAL SHAREHOLDERS

   Over 58% of the Company's outstanding shares (representing over 84% of the voting power) are beneficially owned by Marshall Naify, Robert Naify, certain members of their families and certain trusts for the benefit of family members (the "Naify Interests").

SOUND STUDIO OPERATIONS

General

   Todd-AO performs post-production sound services primarily for feature films, television series, commercials and music videos. Services include music recording, sound editing, mixing of music, sound effects, narration and dialogue and enhancement and/or replacement of sound recorded during production.

   The results of the Company's sound studio operations are subject to seasonal fluctuations. Revenues for both television and feature film work are highest during the period from September through May and typically decline during the summer months and the Christmas holiday season.

   On February 15, 1995, Todd-AO Studios West ("TSW")(a wholly owned subsidiary of the Company) acquired substantially all of the property, equipment and inventory of Kaytea Rose, Inc. (dba Skywalker Sound South)("SSS"). In consideration of the purchase, TSW paid $6,966,000 in cash. TSW provides post production sound services to the film and television industries and has provided Todd-AO with a presence on the west side of Los Angeles where many of its clients are located. See Note 3 to the Financial Statements.

Facilities

   The Company has 27 sound stages equipped with modern and efficient sound recording apparatus providing a broad range of sound services for both film and videotape. One of the stages can accommodate over 150 musicians for music recording. Eleven of the stages can provide premium services including stereo sound in both 35mm and 70mm formats. All of the stages can mix (or dub) into the final composite recording, in which the sound track is matched to the visual portion for later optical printing on film or recording on striped film.

SPECIAL VISUAL EFFECTS

   Todd-AO's wholly owned subsidiary, Todd-AO Digital Images ("TDI") provides special visual effects for feature films and television. Computer generated imagery is a vital element of film and television production and the overall market is experiencing rapid growth. TDI's creative personnel use state-of-the-art computer graphics equipment.

VIDEO AND TRANSMISSION SERVICES

   Todd-AO Video Services ("TVS") (another Los Angeles subsidiary of the Company), provides a variety of post production video services, principally in connection with the conversion of feature films to videotape for the home video market. See Note 3 to the Financial Statements.

   On March 16, 1995, Todd-AO Europe Holdings Ltd. ("TAO Europe")(a wholly owned subsidiary of the Company) acquired all of the outstanding shares of Chrysalis/Todd-AO Europe Ltd. ("Chrysalis")(formerly Chrysalis Television Facilities, Ltd.) from Chrysalis Holdings Ltd. ("CHL"). TAO Europe, Chrysalis and CHL are all corporations organized under the laws of the United Kingdom and headquartered in London. The acquisition cost was $9,697,000, consisting of $8,333,000 cash payments and a $1,364,000 note payable over three years. Chrysalis specializes in the collation of television programming for satellite broadcast and also provides post production video and other services to a variety of clients. See Note 3 to the Financial Statements.

COMPETITION

   The Company encounters intense competition in each of the markets that it serves. Competitive factors include quality of service, timeliness of delivery and price.

Sound Studios

   In Los Angeles, the Company competes with over ten major sound studio businesses, consisting of both independent operations and studios associated with film production companies. The New York City market is smaller but also competitive. The Company believes that its combined operations make it the largest independent post production sound studio in the United States.

Other Post Production Services

   A variety of operators offer special visual effects, post production video and transmission services similar to those provided by Todd-AO. Many of these competitors are larger and have greater financial resources than the Company.

EMPLOYEES

  Todd-AO employs approximately 390 persons, some on a part-time basis.

JOINT VENTURE

   During 1992, Todd-AO Productions, Inc., a wholly owned subsidiary of the Company, entered into a Joint Venture Agreement with Trans-Atlantic Enterprises, Inc. for the development of motion picture and television projects. Todd-AO Productions and the Venture are each distinct from the Company's other operations. The Joint Venture Agreement was extended and amended in October 1993 and in September 1994. In accordance with the amendments, the Development Phase of the Venture expired on October 31, 1994 and the Venture's entertainment projects (which consist primarily of rights to scripts and screenplays) were divided between Todd-AO Productions and TAE, which are now each entitled to independently exploit their respective projects (the "Todd-AO Projects" and the "TAE Projects"). Dissolution of the Venture is being finalized. Todd-AO Productions is entitled to recoup its capital contributions from 50% of any compensation received by TAE or its affiliates from exploitation of the TAE projects, and is deemed to have recouped its capital contributions to the extent of 50% of any compensation received by Todd-AO Productions or its affiliates from the Todd-AO projects. Todd-AO Productions and TAE also have a 25% interest in the net profits of each other's designated projects.

   Through August 31, 1995 Todd-AO Productions had contributed $2,565,000 in cash and services to the Venture.

Item 2.  PROPERTIES.

   Sound studio operations are conducted in various owned, leased and/or licensed premises in the Los Angeles area, New York City and London. The Company's facilities are adequate to support anticipated business.

   The Company owns approximately 147,000 square feet of building space. In addition, approximately 115,000 square feet of building space are subject to lease or license agreements. In London, Todd-AO owns the underlying freehold of 17,600 square feet of building space. It leases this area to a third party under a lease agreement which expires in December 2042 and subleases the same area from its tenant under a lease agreement which expires in March 2008. Todd-AO also leases an additional 3,500 square feet of its owned London property to a third party under a lease agreement which expires in June 2009. The Company also owns two undeveloped parcels of land in Killeen, Texas.

   The Company's Los Angeles sound studio facilities include premises licensed from CBS Studio Center under agreements expiring in 1999 and 2003. The agreement which expires in 2003 can be extended for an additional 5 years at the Company's option. The New York sound studio facilities operate under a lease agreement which expires in December 2002 and which can be extended for an additional 5 years at the Company's option. The New York lease agreement can be terminated by the Company at any time upon at least six months' written notice to the landlord.

   The Company's Los Angeles post production video service facility operates under a lease agreement which expires in August 1999 and which can be extended for two additional five year terms or terminated on at least ninety (90) days written notice at the Company's option. A portion of the London post production video and transmission facility is subject to a lease agreement which expires in March 2008.

Item 3.  LEGAL PROCEEDINGS.

   The Company is involved in litigation and similar claims incidental to the conduct of its business. None of the pending actions is likely to have a material adverse impact on the Company's financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable.

                                  PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS.

   The Company has two classes of Common Stock designated as Class A Stock and Class B Stock, as described below and in Note 8 to the Financial Statements. There were approximately 1,300 and 7 record holders of Class A and Class B Stock, respectively, as of November 1, 1995.

Class A Stock

   The Company's Class A Common Stock is traded Over-the-Counter in the NASDAQ National Market System (NASDAQ symbol ToddA). Trading activity is not substantial.

   The Company paid a cash dividend of $.06 per Class A share for fiscal years 1994 and 1995.

   On August 11, 1995 a 10% stock dividend was declared for holders of Class A and Class B stock, payable on September 29, 1995 to shareholders of record on September 8, 1995.

   Closing stock prices for fiscal years 1994 and 1995 are set forth in the following table and have not been retroactively adjusted to reflect the 10% stock dividend paid on September 29, 1995.

                              Stock Price Ranges

FISCAL YEAR                                                  CLOSE
                                                       High          Low

1994
First Quarter. . . . . . . . .                         5 3/4           3 5/8
Second Quarter . . . . . . . .                         5 1/2           4 1/4
Third Quarter. . . . . . . . .                         4 1/4           3 1/2
Fourth Quarter . . . . . . . .                         7 1/4           3 5/8

1995
First Quarter. . . . . . . . .                         6 1/2           5
Second Quarter . . . . . . . .                         6               4
Third Quarter. . . . . . . . .                         6 3/8           5
Fourth Quarter . . . . . . . .                         11 1/2          5 5/8

   The Transfer Agent and Registrar for the Class A Common Stock is Continental Stock Transfer and Trust Company, 2 Broadway, New York, NY 10004.

Class B Stock

   Class B shares have special voting rights (10 votes per share) and are generally not transferable. Cash dividends are payable on the Class B shares at a rate not to exceed 90% of the cash dividends paid on the Class A shares. The two classes of stock participate on the same per share basis in other property distributions. Class B Stock is convertible at the option of the holder into Class A Stock and is automatically converted to Class A Stock under certain circumstances. Conversion is on a share for share basis and once so converted the Class B Stock is retired and cannot be reissued without a stockholder vote. Except for issuances in connection with stock splits and stock dividends, additional Class B shares cannot be issued without an affirmative vote of the Class B stockholders. See also Note 8 to the Financial Statements.

   As of August 31, 1995, 1,747,181 Class B shares were outstanding and owned by 7 shareholders, including 1,703,639 Class B shares owned by the Naify Interests. Dividends in the amount of $.054 per Class B share were paid for fiscal years 1994 and 1995. The Company acts as Transfer Agent for the Class B common stock. See also Note 8 to the Financial Statements.

Item 6.  SELECTED FINANCIAL DATA
         (Dollars in thousands, except amounts per share)


                           . . . . . . . . Year Ended August 31 . . . . . . . .

                              1995       1994       1993       1992       1991

Revenues                    $50,003    $32,982    $27,402    $28,150    $28,526
                            =======    =======    =======    =======    =======
Net Income                  $ 3,375    $ 1,780    $ 1,137    $ 2,129    $ 2,645
                            =======    =======    =======    =======    =======
Income
per Common
Share (1)                   $   .40    $   .22    $   .14    $   .25    $   .31
                            =======    =======    =======    =======    =======

Total Assets                $57,198    $36,728    $31,834    $31,892    $32,946
                            =======    =======    =======    =======    =======
Total Long-Term Debt
Obligations                 $ 8,327    $ 1,467    $     0    $ 1,750    $   800
                            =======    =======    =======    =======    =======

Cash Dividends
  Class A shares            $   .06    $   .06    $   .06    $ .0575    $   .05
                            =======    =======    =======    =======    =======
  Class B shares            $  .054    $  .054    $  .054    $.05175    $  .045
                            =======    =======    =======    =======    =======


(1) Income per share computed using the average number of shares outstanding and common stock equivalents of 8,399,462, 8,195,678, 8,278,932, 8,350,594 and 8,444,324 in 1995, 1994, 1993, 1992 and 1991, respectively (see Notes 1 and 8 to Financial Statements).

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         (Dollars in thousands, except amounts per share).

Liquidity and Capital Resources

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

   As of August 31, 1995 the Company has $6,391 outstanding under the credit agreement.

   The Company expects capital expenditures of approximately $4,524 for its Los Angeles, New York City and London facilities in fiscal 1996. These capital expenditures will be financed by bank leasing and credit facilities and by internally generated funds.

Results of Operations
Fiscal Years 1995, 1994, and 1993

1995 Compared to 1994

   Total revenues increased 52.0% ($17,111) and operating costs and expenses increased 47.5% ($12,846).

   Todd-AO's objectives include domestic and international expansion into all significant segments of post production for film and television entertainment as well as allied fields. By diversifying into new markets, the Company intends to reduce reliance on its traditional post production sound business. During fiscal 1994 and 1995 Todd-AO organized or acquired operations in visual effects, video services and satellite television transmission. The Company continues to evaluate potential new investment and acquisition opportunities with a view towards providing a complete range of post production services and an increased international presence.

SOUND SERVICES:

   Sound studio revenues in California and New York increased $4,420. Revenue increases due to the inclusion of the west side Los Angeles studios of Todd-AO Studios West ("TSW")($7,703) beginning in February 1995 were offset by revenue decreases at the Los Angeles and New York studios due primarily to decreases in feature film dubbing bookings. A threatened strike in Los Angeles during 1994 accelerated major feature film product which resulted in scheduling irregularities through December 1994. In addition, one feature film stage was closed for remodelling through early January 1995.

   Sound studio operating costs and expenses increased $4,217 due to the inclusion of TSW beginning in February 1995. In addition, decreases in sound studio operating costs and expenses related to the revenue decreases described above were offset by union contract increases.

VIDEO SERVICES:

   Revenues increased $12,691 due to the inclusion of Todd-AO Video Services ("TVS")($6,504), Todd-AO Digital Images ("TDI")($1,253) and Chrysalis/Todd-AO Europe, Ltd. ("Chrysalis")($4,934) in the current year. TVS, which acquired certain assets and liabilities of Film Video Masters, Inc. on August 31, 1994, provides post production video services to the film and television industries. TDI, which was formed in the latter half of fiscal 1994, provides visual effects services to the same industries. Todd-AO Europe Holding Co., Ltd., a wholly owned subsidiary of the Company, acquired all of the outstanding shares of Chrysalis in March 1995. Both corporations are based in London and organized under the laws of the United Kingdom. Chrysalis specializes in the collation of television programming for satellite broadcast and also provides post production video services.

   Increases in operating costs and expenses attributable to TVS, TDI and Chrysalis were $8,629.

CORPORATE:

   Depreciation and amortization increased 50.5% ($1,314) due to the acquisitions of TSW, TVS, TDI and Chrysalis.

   Equipment lease expense net of gain on sale of equipment in connection with a sale/leaseback agreement entered into in December 1994 with the Company's institutional lender is $593 and interest expense primarily due to borrowings in connection with the acquisition of Chrysalis is $581.

   A net decrease in other income of $483 is primarily due to the following: A $329 increase in interest income primarily due to investing activities in connection with the proceeds from the sale/leaseback agreement; current year research and development costs ($317) and non-recurring severance costs ($131); and a decrease of $349 due to greater gains on sales of investments in the prior year.

   Losses from the Company's entertainment project development joint venture decreased $966 due to the termination of the development phase of the venture in the current year.

   As a result of the above, income before taxes increased $2,284 and net income increased $1,595.

1994 Compared to 1993

   Sound studio revenues increased 20.0% ($5,490) and operating costs and expenses increased 19.35% ($4,380). Revenues increased $4,829 in Los Angeles and $661 in New York. The revenue increases at the Los Angeles studios primarily reflect more feature film, television and scoring work as a result of an increase in films released by the major movie studios. In addition, all other services experienced revenue increases. Feature film editing services which were introduced in the current year as a new revenue source and increases in feature film dubbing and dialogue replacement are responsible for the increased revenue in New York.

   Operating costs and expenses increased $3,936 in Los Angeles and $444 in New York. The increases in operating costs and expenses at the Los Angeles studios are due to the revenue increases described above and a stock appreciation rights provision related to a net increase in the Company's stock price. These increases were offset by a provision in the prior year for contested claims.
The New York increases are related to the increased revenue and include additional labor costs in connection with feature film editing services.

   Depreciation increased $191 primarily due to asset additions for the new visual effects facility. Other income increased $290 primarily due to sales of QSound stock and other short term investments. Losses from the Company's entertainment project development joint venture increased $201 in the current year.

   As a result of the above, income before taxes increased $1,001 and net income increased $643.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   See Item 14 in Part IV of this 10-K report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT.

   Set forth below is certain information concerning the Company's executive officers and directors. Messrs. A.C. Childhouse, Silas R. Cross, Richard Hassanein, Salah M. Hassanein, Marshall Naify and Robert A. Naify were formerly associated in various capacities with United Artists Communications, Inc. ("UACI", now known as United Artists Theatre Circuit, Inc.) a motion picture theatre company. UACI owned approximately 85% of the Company's Common Stock until 1986.



                                             Business Experience
                                             During Past Five                                 Year
                                             Years; Age and                                   First
Name                     Position            Other Information                               Elected
----                     --------            -----------------                               -------

A.C.                     Director            Mr. Childhouse, 85, is an                         1964
Childhouse                                   investor.


Silas R.                 Vice President,     Mr. Cross, 56, previously                         1988
Cross                    Treasurer and       served as Vice President, Controller
                         Assistant           of the Company.
                         Secretary

J.R.                     Senior Vice         Mr. DeLang, 39, is Executive                      1993
DeLang                   President and       Vice President of the Company's
                         Director            Todd-AO Studios division.  He was
                                             previously Todd-AO Studios' Vice
                                             President of Sales and Marketing
                                             (1988-90) and its Director of
                                             Sales and Marketing (1987-88).

Coburn T.                Vice President,     Mr. Haskell, 43, previously served                1995
Haskell                  Controller          as Controller of Todd-AO Studios.

Richard C.               Vice President      Mr. Hassanein, 44, is Executive                   1993
Hassanein                and Director        Vice President of the Company's
                                             Todd-AO Studios West subsidiary.
                                             He was previously Executive Vice
                                             President of the Company's Todd-AO
                                             Studios East subsidiary.  Mr. Hassanein
                                             is the son of Salah M. Hassanein.

Salah M.                 President,          Mr. Hassanein, 74, was the President              1962
Hassanein                COO and Director    of Warner Bros. International
                                             Theatres Co. until June 30, 1994.
                                             He is a principal in SMH Entertainment,
                                             Inc. and a director of Laser Video Network.

Herbert L.               Director            Mr. Hutner, 86, is a                              1987
Hutner                                       Financial Consultant.

Christopher              Senior Vice         Mr. Jenkins, 40, is President of                  1987
D. Jenkins               President and       of Todd-AO Studios (since 1990)
                         Director            and was previously its Vice President.



                                             Business Experience
                                             During Past Five                                 Year
                                             Years; Age and                                   First
Name                     Position            Other Information                               Eeleted
----                     --------            -----------------                               -------

Robert I.                Director            Mr. Knudson, 70, is a                             1983
Knudson                                      consultant to the Company.
                                             He was previously an Executive
                                             Vice President of the Company
                                             and served as President of Todd-AO
                                             Studios until 1990.

Dan                      Secretary           Mr. Malstrom, 44, is an attorney                  1987
Malstrom                                     in private practice.

Marshall                 Co-Chairman of      Mr. Naify, 75, is an investor.  He                1964
Naify                    the Board of        previously served as Chairman of the
                         Directors and       Company's Board of Directors.  Mr. Naify
                         Co-CEO              is the brother of Robert A. Naify.

Michael S.               Director            Mr. Naify, 33, was previously Vice President      1993
Naify                                        of the Company.  Prior thereto, he was a
                                             student and the owner of an import/export.
                                             business.  He is the son of Marshall Naify.

Robert A.                Co-Chairman of      Mr. Naify, 73, has a variety of business          1959
Naify                    the Board of        interests and is a director of Tele-
                         Directors and       Communications, Inc.  He previously served
                         Co-CEO              as President and CEO of the Company.

Robert J.                Director            Mr. Naify, 32, is a Vice President                1993
Naify                                        of Excelsior Management Corporation,
                                             which is owned by the Naify Interests
                                             and administers certain of their
                                             investments.  From 1990-92, he was
                                             involved in operations at Todd-AO
                                             Studios and prior thereto participated
                                             in the construction and operation of a
                                             Spanish golf course.  Mr. Naify is the
                                             son of Robert A. Naify.

Zelbie                   Director            Mr. Trogden, 59, has been a financial             1994
Trogden                                      consultant and a director of Citadel Holding
                                             Corporation and Fidelity Federal Bank since
                                             1993.  Prior thereto, he held various executive
                                             positions with Bank of America and Security
                                             Pacific National Bank.


Item 11.  EXECUTIVE COMPENSATION.

   All applicable share and per share data for periods included in the compensation tables set forth below have been adjusted to retroactively reflect a 10% stock dividend paid on September 29, 1995.

SUMMARY COMPENSATION TABLE

   Directors receive no cash compensation for their services as directors. The following table shows, for the years ended August 31, 1995, 1994 and 1993, all forms of compensation for the Co-Chief Executive Officers and each of the most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the year ended August 31, 1995.



                                                                                 Long-Term Compensation
                                                                                 ----------------------
                                                          Annual Compensation        Awards            Payouts
                                                        -----------------------  -------------         -------
                                                                         Other    Restricted             LTIP
                                                                         Annual   Stock                  Pay-
                                                                Bonus     Comp.   Awds.      Options/    outs   All Other
Name and Principal Position             Year      Salary($)     ($)       ($)     ($)        SARS(#)     ($)    Compensation ($)
---- --- --------- --------             ----      --------      ---       ---     ---       --------     ---    ----------------

Robert A. Naify                         1995        5,000        --       --       --        66,000      --           --
Co-Chairman of the Board                1994         --          --       --       --       110,000      --           --
and Co-CEO                              1993         --          --       --       --         --         --           --
The Todd-AO Corporation

Marshall Naify                          1995        5,000        --       --       --        66,000      --           --
Co-Chairman of the Board                1994         --          --       --       --       110,000      --           --
and Co-CEO                              1993         --          --       --       --         --         --           --
The Todd-AO Corporation

Salah M. Hassanein                      1995      100,001(3)     --       --       --        66,000      --           --
President and COO                       1994      100,000(3)     --       --       --       110,000      --           --
The Todd-AO Corporation                 1993      100,000(3)     --       --       --         --         --           --

J.R. DeLang                             1995      293,942        --       --       --         --         --        19,168 (1)
Executive Vice-President                1994      203,876        --       --       --         --         --         3,073 (1)
Todd-AO Studios                         1993      192,347        --       --       --         --         --         3,229 (1)

Christopher D. Jenkins                  1995      465,981(2)     --       --       --         --         --         3,385 (2)
President                               1994      471,920(2)     --       --       --         --         --         4,146 (2)
Todd-AO Studios                         1993      296,506(2)     --       --       --         --         --         3,632 (2)



Notes to Summary Compensation Table:

(1) Amounts shown as "All Other Compensation" represent contributions made by the Company to its 401(k) Plan for 1995 and under a collective bargaining agreement to the Motion Picture Industry Pension Plan for 1994 and 1993 on Mr. DeLang's behalf.

(2) Amounts shown as salary include compensation of $365,981, $388,586 and $246,506 for 1995, 1994 and 1993 respectively attributable to services as a sound mixer. Amounts shown as "All Other Compensation" represent contributions made by the Company under a collective bargaining agreement to the Motion Picture Industry Pension Plan on Mr. Jenkin's behalf.

(3) Amounts shown as salary include professional fees of $80,000 for 1995, 1994 and 1993.

OPTION/SAR GRANTS TABLE

   The following table shows all individual grants of stock options and stock appreciation rights ("SARs") during the fiscal year ended August 31, 1995 to each of the executive officers named in the Summary Compensation Table:


                  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                   POTENTIAL
                                                                                 REALIZABLE VALUE AT
                                                                                 ASSUMED ANNUAL
                                                                                 RATES OF STOCK PRICE
                                                                                 APPRECIATION
                               INDIVIDUAL GRANTS                                 FOR OPTION TERM
----------------------------------------------------------------------------   ----------------------
                                           % of
                                           Total
                                           Options/
                                           SARs
                                Options/   Granted to  Exercise
                                  SARs     Employees   or Base
                                Granted    in Fiscal   Price      Expiration
Name                               (#)         Year    ($/Sh)       Date         5% ($)     10% ($)
-------------------------       ---------  ---------   --------   ----------   ---------   --------
Robert A. Naify                   66,000     11.38%     4.95      4/18/2000      90,261     199,454
Marshall Naify                    66,000     11.38%     4.95      4/18/2000      90,261     199,454
Salah M. Hassanein                66,000     11.38%     5.06      8/31/2004     193,787     482,831
J.R. DeLang                       22,000      3.79%     4.73      8/31/2004      65,015     164,580
J.R. DeLang                       22,000      3.79%     5.06      8/31/2004      64,596     160,944
Christopher D. Jenkins            11,000      1.90%     4.73      8/31/2004      32,508      82,290
Christopher D. Jenkins            33,000      5.69%     5.06      8/31/2004      96,894     241,415



OPTION/SAR EXERCISES AND VALUE TABLE

   The following table shows each exercise of stock options and SARs during the fiscal year ended August 31, 1995 by each of the executive officers named in the Summary Compensation Table, together with respective aggregate values of unexercised options as at August 31, 1995. All SARs were exercised during the year:


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                                                                          Value of
                                                                                 Number of                Unexercised
                                                                                 Unexercised              In-the-Money
                                                                                 Options                  Options
                                                                                 FY-End (#)               FY-End ($)

                                   Shares Acquired                               Exercisable/             Exercisable/
Name                               on Exercise (#)       Value Realized ($)      Unexercisable            Unexercisable
-------------------------          ---------------       ------------------     --------------           ----------------

Robert A. Naify                         --                  $ 75,000            28,050/147,950           $171,595/$866,916

Marshall Naify                          --                  $ 75,000            28,050/147,950           $171,595/$866,916

Salah M. Hassanein                      --                  $112,500            74,800/101,200           $408,962/$658,126

J.R. DeLang                             --                  $ 35,000            44,000/22,000            $273,194/$114,567

Christopher D. Jenkins                  --                  $ 53,750            50,600/15,400            $317,418/$79,011


EMPLOYMENT AGREEMENTS

   The Company has Employment Agreements with Messrs. Jenkins and DeLang. Under Mr. Jenkins' agreement (dated January 1, 1994 and expiring on December 31, 1996) compensation for sound mixing services is paid on an hourly basis at 300% of the minimum union rate. Mr. Jenkins receives an additional $100,000 per year for management and administrative services. The agreement with Mr. DeLang (dated October 1, 1994 and expiring September 30, 1997) provides for a salary of $285,000 for the twelve months ending 09/30/95, $300,000 for the twelve months ending 09/30/96 and $320,000 for the twelve months ending 09/30/97.

   None of the foregoing agreements involve any termination or change-in-control payments. The Company's Stock Option and SAR Plans provide that the unvested portion of the awards will become vested and exercisable in connection with a change-in-control.

Item 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.

SHAREHOLDERS WITH BENEFICIAL OWNERSHIP OF MORE THAN 5%

   The following table sets forth certain information as of November 1, 1995 with respect to the beneficial ownership of the Company's Class A and Class B Stock by each person who is known to the Company to own beneficially more than 5% of the outstanding shares of either class. The information was furnished by the named owners.


                                            Class A and B Stock Beneficially Owned
                                                   as of November 1, 1995:

                                             Number of Shares                       Percent
Name and Address                           Class A       Class B            Class A         Class B
---- --- -------                           ----- -       ----- -            ----- -         ----- -

Heine Securities (1)                       652,442         --                 10.1%            --
Corporation
   51 JFK Parkway
   Short Hills, NJ 07078

Naify Interests (2)                      3,066,371      1,703,639             43.76%         97.51%
   172 Golden Gate Avenue
   San Francisco, CA 94102

Salah M. Hassanein                         558,443         --                  7.97%           --
   514 Via De La Valle
   Suite 300A
   Solana Beach, CA 92075


__________________________


(1) Schedule 13G filed on 2/10/95 by Heine Securities Corp. and Michael F. Price indicates that Heine Securities Corporation has sole investment discretion and voting authority with respect to the Class A shares, which are legally owned by one or more of its investment advisory clients.

(2) The Naify Interests (consisting of Marshall Naify, Robert A. Naify, various members of their families and trusts for the benefit of such members) may be deemed to constitute a "group" for purposes of Sections 13(d) and 13(g) of the Securities Exchange Act of 1934. Additional information concerning the beneficial ownership of Marshall Naify and Robert Naify is set forth in the table below.

MANAGEMENT WITH BENEFICIAL OWNERSHIP

  The following table sets forth certain information as of November 1, 1995 with respect to the beneficial ownership of the Company's Class A and Class B Stock by each director of the Company and as to all officers and directors as a group.


                                                Class A and B Stock Beneficially Owned
                                                        as of November 1, 1995:

                                         Number of Shares                    Percent
Name                                  Class A         Class B         Class A       Class B
----                                  ----- -         ----- -         ----- -       ----- -
A.C. Childhouse                         41,087          --              .59%           --

J.R. DeLang                             52,800 (1)      --              .75%           --

Richard Hassanein                       15,400 (1)      --              .22%           --

Salah M. Hassanein                     558,443 (1)      --             7.97%           --

Herbert L. Hutner                       26,386          --              .38%           --

Christopher Jenkins                     59,400 (1)      --              .85%           --

Robert I. Knudson                       72,789 (1)      --             1.04%           --

Marshall Naify                       1,040,302 (1)    678,839         14.85%         38.85%
                                               (2)
Michael S. Naify                       216,123 (4)      --             3.08%           --

Robert A. Naify                      1,065,914 (1)    906,290         15.21%         51.87%
                                               (3)
Robert J. Naify                        100,053 (4)      --             1.43%           --

Zelbie Trogden                           4,400 (1)      --              .06%           --

All directors and current
officers as a group
(15 persons)                         3,274,597 (1)  1,585,129         46.73%         90.72%



____________________________
(1) Includes options exercisable within 60 days by Messrs. DeLang, R. Hassanein, S.M. Hassanein, Jenkins, Knudson, M. Naify, R.A. Naify, Trogden, and other officers and directors as a group to purchase, respectively, 52,800, 14,300, 176,000, 59,400, 40,700, 50,050, 50,050, 4,400 and 12,100
Class A Shares.

(2) Includes 30,166 Class A Shares held by a trust for which Mr. Naify is both trustee and beneficiary. Excludes 106,092 Class A Shares held by an independent trustee for the benefit of three of Mr. Naify's children. Mr. Naify disclaims beneficial ownership of the shares held by the independent trustee.

(3) Excludes 461,212 Class A Shares held of record or beneficially by Mr. Naify's adult children and grandchildren as to which he disclaims beneficial ownership.

(4)    Includes 40,062 and 21,439 Class A Shares held by trusts of which Michael
S. Naify and Robert J. Naify are the respective beneficiaries.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) Financial Statements and Schedules are as listed in the "Index to Financial Statements and Schedules" on page 19 of this 10-K report.

   (b) No reports on Form 8-K were filed during the quarter ended August 31, 1995.

   (c) Exhibits are as listed in the Exhibit Index on page 16 of this 10-K report.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 The Todd-AO Corporation

         November 1, 1995       By /s/                Silas R. Cross
                                                -----------------------------
                                                  Vice President, Treasurer
                                               and Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


November 1, 1995 By /s/        Robert A. Naify
                        -----------------------------
                               Robert A. Naify
                           Co-Chairman of the Board
                            of Directors and Co-CEO


November 1, 1995 By /s/        Marshall Naify
                        ---------------------------------------
                               Marshall Naify
                          Co-Chairman of the Board
                           of Directors and Co-CEO


November 1, 1995 By /s/        Salah M. Hassanein
                        ---------------------------------------
                               Salah M. Hassanein
                              President, Director and
                              Chief Operating Officer


November 1, 1995 By /s/        Christopher D. Jenkins
                        ---------------------------------------
                               Christopher D. Jenkins
                              Senior Vice President and
                                      Director


November 1, 1995 By /s/        A. C. Childhouse
                        ---------------------------------------
                               A. C. Childhouse
                                   Director


November 1, 1995 By /s/        Robert I. Knudson
                        ---------------------------------------
                               Robert I. Knudson
                                    Director


November 1, 1995 By /s/        J.R. Delang
                        ---------------------------------------
                               J.R. DeLang
                           Senior Vice President
                               and Director


November 1, 1995 By /s/        Michael S. Naify
                        ---------------------------------------
                               Michael S. Naify
                                  Director


November 1, 1995 By /s/        Richard Hassanein
                        ---------------------------------------
                               Richard Hassanein
                                 Vice President
                                  and Director

November 1, 1995 By /s/        Robert J. Naify
                        ---------------------------------------
                               Robert J. Naify
                                  Director


November 1, 1995 By /s/        Zelbie Trogden
                        ---------------------------------------
                               Zelbie Trogden
                                  Director



November 1, 1995 By /s/        Herbert L. Hutner
                        ---------------------------------------
                               Herbert L. Hutner
                                   Director

                                    EXHIBIT INDEX
Exhibit
Number         Description
------         -----------

      (3)   Certificate of Incorporation and Bylaws.

         (a) The Certificate of Incorporation, as amended, is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended January 31, 1971.

         (b) The Amendment to Article Twelfth of the Registrant's Certificate of Incorporation is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1986.

         (c) A certified copy of a Certificate of Amendment of the Certificate of Incorporation dated July 14, 1987, amending and restating Article Fourth of the Certificate of Incorporation to: (i) redesignate the existing Common Stock as Class A and create a new Class B Common Stock with special voting rights (10 votes per share); (ii) increase the authorized number of shares of Common Stock from 2,000,000 shares to 10,000,000 shares; (iii) authorize a new class of 2,000,000 shares of preferred stock; and (iv) eliminate cumulative voting rights for the election of directors, is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1987.

         (d) Registrant's Bylaws are incorporated by reference from the Registrant's Proxy Statement dated April 2, 1990.

      (4)   Instruments Defining the Rights of Security Holders.

               Specimen copy of Class A Common Stock Certificate is incorporated by reference from the Registrant's Registration Statement on Form S-2, as filed on February 2, 1988 (Registration No. 33-19279).

      (9)   Voting Trust Agreements.

            Not applicable.

      (10)  Material Agreements.

         (a) Asset Purchase Agreement dated March 3, 1986 between the Todd-AO Corporation and Republic Corporation is incorporated by reference from the Registrant's Report on Form 8-K filed on March 14, 1986.

         (b) License Agreement dated April 16, 1987 between the CBS/MTM Company and the Todd-AO Corporation is incorporated by reference from the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1987.

         (c) License Agreement dated September 27, 1991 between the CBS/MTM Company and the Todd-AO Corporation is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1991.

         (d) (1) Employment and Consulting Agreement dated as of September 5, 1991 by and between Shawn Murphy individually ("SM"), Murphy Balance Engineering, a California corporation wholly owned by SM, and Todd-AO/Glen Glenn Studios is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1993.

              (2) Equipment lease dated as of September 5, 1991 by and between Murphy Mandala (a joint venture) (lessor) and Todd-AO/Glen Glenn Studios (lessee) is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1993.

         (e) Employment Agreement dated as of October 1, 1994 between The Todd-AO Corporation and JR DeLang is filed herewith.

Exhibit
Number         Description
------         -----------

         (f) Amended and restated lease dated as of June 18, 1992 between West 54th Street Partners L.P., successor in interest to Rita Silver, (Landlord) and Todd-AO Studios East, Inc. (Tenant) with respect to premises consisting of the 7th and 8th floors at 247-59 West 54th Street, New York, NY is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1993.

         (g) (1) Joint Venture Agreement dated as of July 20, 1992 between Trans-Atlantic Enterprises, Inc. and Todd-AO Productions, Inc. is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1992.

              (2) Extension and amendment to Joint Venture Agreement dated as of October 20, 1993 between Trans-Atlantic Enterprises, Inc. and Todd-AO Productions, Inc. is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1993.

              (3) Amendment No. 2 to Joint Venture Agreement dated as of September 1, 1994 is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1994.

         (h) Employment Agreement dated as of January 1, 1994 between The Todd-AO Corporation and Christopher D. Jenkins is incorporated by reference from the Registrant's Form 10-Q filed on April 13, 1994.

         (i) (1) Asset Purchase Agreement dated as of August 30, 1994 by and among Todd-AO Video Services, Paskal Video and Joseph S. Paskal is incorporated by reference from the Registrant's Form 8-K filed on September 14, 1994.

              (2) Lease Agreement dated as of August 31, 1994 between Joseph S. Paskal, Trustee, and Todd-AO Video Services is incorporated by reference from the Registrant's Form 8-K filed on September 14, 1994.

         (j) (1) Credit Agreement dated as of December 2, 1994 between The Todd-AO Corporation and Bank of America National Trust and Savings Association is incorporated by reference from the Registrant's Form 10-Q filed on January 13, 1995.

              (2) First Amendment to Credit Agreement dated as of March 13, 1995 between The Todd-AO Corporation and Bank of America National Trust and Savings Association is incorporated by reference from the Registrant's Form 8-K filed on March 31, 1995.

         (k)  Lease Intended as a Security dated December 27, 1994 between
              The Todd-AO Corporation and BA Leasing and Capital Corporation is incorporated by reference from the Registrant's Form
              10-Q filed on January 13, 1995.

         (l) (1) Asset Purchase Agreement dated as of February 13, 1995 between Todd-AO Studios West and Kaytea Rose, Inc. (dba Skywalker Sound South) is incorporated by reference from the Registrant's Form 8-K filed on February 27, 1995.

              (2) Real Property Purchase Agreement (including Exhibits) dated as of February 13, 1995 between Todd-AO Studios West and Kaytea Rose, Inc. is incorporated by reference from the Registrant's Form 8-K filed on February 27, 1995.

         (m) (1) Assignment and Assumption Agreement dated as of February 3, 1995 by and among Todd-AO Studios West, The Todd-AO Corporation, Lucasfilm Ltd., Lucas Holdings, Inc., Lucas Digital Ltd. and Lantana Center is incorporated by reference from the Registrant's Form 8-K filed on February 27, 1995.

              (2) Lease dated as of May 21, 1989 between Lantana Center as Landlord and Lucasfilm Ltd. as Tenant, as amended by documents dated March 27, 1990 and November 8, 1990 is incorporated by reference from the Registrant's Form 8-K filed on February 27, 1995.

Exhibit
Number         Description
------         -----------

         (n) (1) Agreement for the acquisition of the entire issued share capital of Chrysalis Television Facilities Ltd. dated as of March 16, 1995 between FCB 1120 Ltd. (subsequently Todd-AO Europe Holdings Ltd.) and Chrysalis Holdings Ltd. is incorporated by reference from the Registrant's Form 8-K filed on March 31, 1995.

              (2) Tax Deed dated as of March 16, 1995 between FCB 1120 Ltd. and Chrysalis Holdings Ltd. is incorporated by reference from the Registrant's Form 8-K filed on March 31, 1995.

              (3) Performance Guarantee dated March 16, 1995 between The Todd-AO Corporation and Chrysalis Holdings Ltd. is incorporated by reference from the Registrant's Form 8-K filed on March 31, 1995.

      (11)    Computation of Per Share Earnings.

                See Note 1 of Notes to Financial Statements.

      (12)    Computation of Earnings to Fixed Charges

                Not Applicable.

      (13)    Annual Report to Shareholders.

              The Annual Report to Shareholders will consist of this Form 10-K Report.

      (18)    Changes in Accounting Principles.

              Not applicable.

      (20)    Previously Unfiled Documents.

                Not applicable.

      (21)    List of Subsidiaries.

                Todd-AO Productions, Inc., incorporated in California.
                Todd-AO Studios East, Inc., incorporated in New York, (parent) and Todd-AO East incorporated in New York (subsidiary). Todd-AO Digital Images, incorporated in California.
                Todd-AO Video Services, incorporated in California.
                Todd-AO Studios West, incorporated in California.
                Todd-AO Europe Holdings Ltd. (formerly FCB 1120 Ltd.) incorporated in the U.K. (parent) and Chrysalis/Todd-AO Europe Ltd. incorporated in the U.K. (subsidiary).

      (22) Published Reports Regarding Matters Submitted to a Vote of Security Holders.

                Not applicable.

      (23),   (24) and (25)

                 Not applicable.

      (27)    Financial Data Schedule

                Filed herewith.

THE TODD-AO CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                           ----
Independent Auditors' Report                                                 20

Consolidated Balance Sheets, August 31, 1995 and 1994                        21

Consolidated Statements of Income for the Years Ended
  August 31, 1995, 1994 and 1993                                             23

Consolidated Statements of Shareowners' Equity for the
  Years Ended August 31, 1995, 1994 and 1993                                 24

Consolidated Statements of Cash Flows for the Years Ended
  August 31, 1995, 1994 and 1993                                             26

Notes to Consolidated Financial Statements                                   29

Supplemental Financial Statement Schedule:

  II       Valuation and Qualifying Accounts For the Years Ended
           August 31, 1995, 1994 and 1993                                    37

  Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Shareowners and Board of Directors of The Todd-AO Corporation:


We have audited the accompanying consolidated balance sheets of The Todd-AO Corporation and subsidiaries (the "Company") as of August 31, 1995 and 1994, and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended August 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14a. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



By  /s/        DELOITTE & TOUCHE LLP
       ---------------------------------------
               DELOITTE & TOUCHE LLP
                Los Angeles, California

October 27, 1995

THE TODD-AO CORPORATION


CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

--------------------------------------------------------------------------------------------------------------------


                                                                                           AUGUST 31,
                                                                                    -------------------------
ASSETS                                                            NOTES             1995                 1994
------                                                            -----             ----                 ----

CURRENT ASSETS
Cash and cash equivalents                                            1           $   5,278           $     606
Marketable securities                                                1               3,484               3,880
Trade receivables
 (net of allowance for doubtful accounts of $828
 and $408 at August 31, 1995 and 1994, respectively)                                 6,787               4,278
Inventories (first-in first-out basis)                                                 484                 374
Prepaid income taxes                                                                   727                 148

Deferred income taxes                                                7                 924                 563
Other                                                                                  565                 195
                                                                                 ---------           ---------
Total current assets                                                                18,249              10,044
                                                                                 ---------           ---------

INVESTMENTS                                                          1               1,656               1,270
                                                                                 ---------           ---------

PROPERTY AND EQUIPMENT - At Cost:                                 1, 6
Land                                                                                 4,270               3,487
Buildings                                                                           10,762               8,201
Leasehold improvements                                                               6,802               5,569
Lease acquisition costs                                                              2,187               2,187
Equipment                                                                           30,734              27,031
Equipment under capital leases                                                       3,163                 886
Construction in progress                                                                                    57
                                                                                 ---------           ---------
Total                                                                               57,918              47,418

Accumulated depreciation and amortization                                          (22,955)            (22,083)
                                                                                 ---------           ---------
Property and equipment - net                                                        34,963              25,335
                                                                                 ---------           ---------

GOODWILL
 (net of accumulated amortization of $63)                            1               1,832
                                                                                 ---------

OTHER ASSETS                                                                           498                  79
                                                                                 ---------           ---------

TOTAL                                                                            $  57,198           $  36,728
                                                                                 ---------           ---------
                                                                                 ---------           ---------
--------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

THE TODD-AO CORPORATION


CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

--------------------------------------------------------------------------------------------------------------------


                                                                                                AUGUST 31,
                                                                                          ---------------------
LIABILITIES AND SHAREOWNERS' EQUITY                                      NOTES            1995            1994
-----------------------------------                                      -----            ----            ----

CURRENT LIABILITIES:
Accounts payable                                                                      $   1,784       $     684
Accrued liabilities:
  Payroll and related taxes                                                               1,975           2,518
  Interest                                                                                  179              10
  Equipment lease                                                            4              396
  Other                                                                                     515             452
Current maturities of long-term debt                                         5              759             150
Capitalized lease obligations - current                                      6              897             708
Deferred income                                                                             703             162
                                                                                      ---------       ---------
Total current liabilities                                                                 7,208           4,684
                                                                                      ---------       ---------

LONG-TERM DEBT                                                               5            7,707             600

CAPITALIZED LEASE OBLIGATIONS                                                6              620             867

DEFERRED COMPENSATION                                                                       401             565

DEFERRED GAIN ON SALE OF EQUIPMENT                                           4            6,381

DEFERRED INCOME TAXES                                                        7            3,683           2,064

SHAREOWNERS' EQUITY:                                                   1, 8, 9
Common Stock:
  Class A; authorized 20,000,000 shares of $0.25 par value;
  issued and outstanding 6,403,021 at August 31, 1995 and
  6,377,721 at August 31, 1994                                                            1,600           1,594

  Class B; authorized 4,000,000 shares of $0.25 par value;
  issued and outstanding 1,747,181 at August 31, 1995 and 1994                              437             437

Additional capital                                                                       21,048          20,953
Retained earnings                                                                         7,904           4,964
Unrealized gains on marketable securities
  and long-term investments                                                                 473
Cumulative foreign currency translation adjustment                                         (264)
                                                                                      ---------       ---------

Total shareowners' equity                                                                31,198          27,948
                                                                                      ---------       ---------

TOTAL                                                                                 $  57,198       $  36,728
                                                                                      ---------       ---------
                                                                                      ---------       ---------

--------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

THE TODD-AO CORPORATION


CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------------
                                                                       YEARS ENDED AUGUST 31,
                                                              -----------------------------------
                                                 NOTES        1995           1994            1993
                                                 -----        ----           ----            ----

REVENUES                                                    $ 50,003       $ 32,892       $ 27,402
                                                           ---------      ---------      ---------
COSTS AND EXPENSES:
Operating costs and other expenses                            39,867         27,021         22,641
Depreciation and amortization                       1          3,917          2,603          2,412
Interest                                                         581             24             17
Equipment lease expense - net                       4            593
Other (income) expense - net                                    (290)          (773)          (483)
                                                           ---------      ---------      ---------
Total                                                         44,668         28,875         24,587
                                                           ---------      ---------      ---------

INCOME BEFORE LOSS FROM JOINT VENTURE
AND PROVISION FOR INCOME TAXES                                 5,335          4,017          2,815

LOSS FROM JOINT VENTURE                             2           (249)        (1,215)        (1,014)
                                                           ---------      ---------      ---------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                   5,086          2,802          1,801

PROVISION FOR INCOME TAXES                          7          1,711          1,022            664
                                                           ---------      ---------       --------

NET INCOME                                                 $   3,375      $   1,780      $   1,137
                                                           ---------      ---------       --------
                                                           ---------      ---------       --------



NET INCOME PER COMMON SHARE
AND COMMON SHARE EQUIVALENTS                        1      $    0.40      $    0.22      $    0.14
                                                           ---------      ---------       --------
                                                           ---------      ---------       --------



WEIGHTED AVERAGE
SHARES OUTSTANDING                                  1      8,399,462      8,195,678      8,278,932
                                                           ---------      ---------       --------
                                                           ---------      ---------       --------
--------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

THE TODD-AO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
FOR THE YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
(Dollars in Thousands)

----------------------------------------------------------------------------------------------------------------------------

                                                                     Common Stock
                                                  ---------------------------------------------------
                                                              Class A
                                                  -------------------------------           Class B           Additional
                                                   Shares                 Amount             Amount            capital
                                                  -----------      --------------          ----------        ------------

BALANCE AT SEPTEMBER 1, 1992                       5,708,328            $  1,431            $    397          $   14,925
Stock Dividend (10%)
  in 1995                                            570,833                 143                  40               5,938

Purchase of treasury shares                          (61,600)
Treasury shares cancellation                                                 (20)                                   (269)
Unrealized loss on investment securities
Exercise of stock options                            213,950                  54                                     610
Cash dividends:
   Class A ($.06) per share
   Class B ($.054) per share
Net income
                                                   ---------           ---------           ---------           ---------

BALANCE AT AUGUST 31, 1993                         6,431,511               1,608                 437              21,204

Purchase of treasury shares                         (143,000)
Treasury shares cancellation                                                                     (36)               (476)
Exercise of stock options                             89,210                  22                                     225
Cash dividends:
   Class A ($.06) per share
   Class B ($.054) per share
Net income

                                                   ---------           ---------           ---------           ---------

BALANCE AT AUGUST 31, 1994                         6,377,721            $  1,594            $    437          $   20,935
                                                   ---------           ---------           ---------           ---------
                                                                                        Unrealized gain        Foreign
                                                    Retained           Treasury        (loss) on invest-       currency
                                                    earnings            shares          ment securities       translation
                                                    --------           --------        -----------------      -----------
BALANCE AT SEPTEMBER 1, 1992                        $  9,029           $     (64)           $ (1,234)
Stock Dividend (10%)
  in 1995                                             (6,123)

Purchase of treasury shares                                                 (223)
Treasury shares cancellation                                                 287
Unrealized loss on investment securities                                                       1,234
Exercise of stock options
Cash dividends:
   Class A ($.06) per share                             (346)
   Class B ($.054) per share                             (85)
Net income                                             1,137
                                                   ---------           ---------           ---------           ---------

BALANCE AT AUGUST 31, 1993                             3,612                   0                   0                   0

Purchase of treasury shares                                                 (509)
Treasury shares cancellation                                                 509
Exercise of stock options
Cash dividends:
   Class A ($.06) per share                             (342)
   Class B ($.054) per share                             (86)
Net income                                             1,780

                                                   ---------           ---------           ---------           ---------

BALANCE AT AUGUST 31, 1994                          $  4,964         $         0        $          0        $          0
                                                   ---------           ---------           ---------           ---------


Continued on page 25
--------------------

THE TODD-AO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
FOR THE YEARS ENDED AUGUST 31, 1995, 1994 AND 1993
(Dollars in Thousands)

--------------------------------------------------------------------------------------------------------------------
                                                                       Common Stock
                                                 ----------------------------------------------------
                                                              Class A
                                                 --------------------------------            Class B           Additional
                                                   Shares                 Amount              Amount            capital
                                                 -----------            ---------         -----------        ------------

BALANCE AT AUGUST 31, 1994                         6,377,721            $  1,594            $    437          $   20,953
    (from page 24)

Exercise of stock options                             25,300                   6                                      95
Unrealized gain on investment securities
Loss on foreign currency translation
Cash dividends:
    Class A ($.06) per share
    Class B ($.054) per share
Net income

                                                   ---------           ---------           ---------           ---------
BALANCE AT AUGUST 31, 1995                         6,403,021            $  1,600            $    437            $ 21,048
                                                   ---------           ---------           ---------           ---------
                                                   ---------           ---------           ---------           ---------


                                                                                        Unrealized gain        Foreign
                                                    Retained           Treasury        (loss) on invest-       currency
                                                    earnings           shares          ment securities       translation
                                                    --------           --------        -----------------      -----------
BALANCE AT AUGUST 31, 1994                       $     4,964           $    0          $           0          $      0
   (from page 24)

Exercise of stock options
Unrealized gain on investment securities                                                         473
Loss on foreign currency translation                                                                                (264)
Cash dividends:
    Class A ($.06) per share                            (349)
    Class B ($.054) per share                            (86)
Net income                                             3,375

                                                   ---------           ---------           ---------           ---------
BALANCE AT AUGUST 31, 1995                          $  7,904           $       0           $     473           $    (264)
                                                   ---------           ---------           ---------           ---------
                                                   ---------           ---------           ---------           ---------


See notes to consolidated financial statements.

THE TODD-AO CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

----------------------------------------------------------------------------------------------------------

                                                                      YEARS ENDED AUGUST 31,
                                                                 ----------------------------------
                                                                 1995           1994           1993
                                                                 ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  3,375       $  1,780       $  1,137
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:

    Depreciation and amortization                                3,917          2,603          2,412
    Deferred income taxes                                        1,258           (386)          (186)
    Loss from joint venture                                        249          1,215          1,014
    Deferred compensation                                         (164)          (119)           (27)
    Amortization of deferred gain on
      sale/leaseback transaction                                  (964)
    (Gain) on sale of marketable securities
      and investments                                             (127)          (342)          (325)
    Changes in assets and liabilities:
      Trade receivables                                           (739)          (894)           679
      Income taxes receivable                                                                    268
      Inventory and other current assets                          (266)            38            (24)
      Accounts payable and accrued liabilities                     534          1,249           (629)
      Accrued equipment lease                                      396
      Income taxes payable                                        (670)          (210)            62
      Deferred income                                              560            (93)           146
                                                              --------       --------       --------

Net cash provided by operating
  activities:                                                    7,359          4,841          4,527
                                                              --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities and investments               (996)        (3,050)          (750)
  Proceeds from sale of marketable securities and
  investments                                                    1,606            921          1,653
  Capital expenditures                                          (3,345)        (1,404)          (393)
  Contributions to joint venture                                  (249)          (900)          (985)
  Purchase of Paskal Video                                                     (1,150)
  Purchase of Skywalker Sound South                             (6,966)
  Purchase of Chrysalis                                         (8,333)
  Other assets                                                      (1)          (155)           (74)
                                                              --------       --------       --------

Net cash (used in) investing
  activities:                                                 $(18,284)      $ (5,738)      $   (549)
                                                              --------       --------       --------
--------------------------------------------------------------------------------------------------------------------


CONTINUED ON PAGE 27

THE TODD-AO CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

----------------------------------------------------------------------------------------------------------

Continued from page 26                                                YEARS ENDED AUGUST 31,
----------------------                                         -----------------------------------
                                                          1995            1994           1993
                                                               ----            ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings of long-term debt                             $   7,722                     $   1,000
    Payments on long-term debt                                  (1,467)                       (2,800)
    Payments on capital lease obligations                       (1,108)     $     (94)
    Proceeds from sale/leaseback transaction                    11,218
    Proceeds from issuance of common stock                         101            245            659
    Treasury stock transactions                                                  (509)          (223)
    Dividends paid                                                (435)          (428)          (431)
                                                             ---------      ---------      ---------

Net cash provided by (used in)
 financing activities:                                          16,031           (786)        (1,795)

Effect of exchange rate changes on cash                            (38)
                                                             ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH                                  5,068         (1,683)         2,183

CASH AT BEGINNING OF YEAR                                          606          2,289            106
                                                             ---------      ---------      ---------

CASH AT END OF YEAR                                          $   5,674      $     606      $   2,289
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------


Supplemental disclosures of cash flow information -

Cash paid during the year for:
 Interest                                                    $     408      $      19      $      80
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------
 Income taxes                                                $   1,413      $   1,563      $     553
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------


Supplemental disclosures of non cash investing and financing activities:

1995:

a) On February 15, 1995, the Company acquired substantially all of the property, equipment and inventory of Skywalker Sound South (See Note 3). In connection with this acquisition, the Company paid cash as follows:


    Assets acquired:
         Land                                                $     783
         Buildings and improvements                                844
         Equipment                                               5,032
         Other assets                                              307
                                                             ---------

    Cash paid in acquisition                                 $   6,966
                                                             ---------
                                                             ---------

b) On March 16, 1995, the Company acquired all of the outstanding shares of Chrysalis Television Facilities, Ltd. (See Note 3). In connection with this acquisition, the Company paid cash as follows:

     Assets acquired:
         Property and equipment                         $   7,599
         Goodwill                                           1,963
         Accounts receivable                                1,815
         Other assets                                         339

    Liabilities assumed:

         Accounts payable and accrued expenses               (798)
         Capitalized lease obligations                     (1,072)
         Real estate mortgage payable                        (149)

    Long-term debt issued to seller                        (1,364)
                                                        ---------

    Cash paid in acquisition                            $   8,333
                                                        ---------
                                                        ---------

1994:

a) On August 31, 1994, the Company acquired substantially of all the assets and certain of the liabilities of Paskal Video (See Note 3). In connection with this acquisition, the Company paid cash as follows:

      Assets acquired:

         Property and equipment                         $   2,030
         Accounts receivable                                  860
         Other assets                                         121

    Liabilities assumed:

         Accounts payable and accrued expenses               (329)
         Capitalized lease obligations                       (782)

    Long-term debt issued to seller                          (750)
                                                        ---------
    Cash paid in acquisition                            $   1,150
                                                        ---------
                                                        ---------


b) During the year ended August 31, 1994, TDI entered into a capital lease obligation in the amount of $886.






See notes to consolidated financial statements.


--------------------------------------------------------------------------

THE TODD-AO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share and option data)
      --------------------------------------------------------------------
------------
1. SIGNIFICANT ACCOUNTING POLICIES

   OWNERSHIP AND BUSINESS - At August 31, 1995 Robert Naify, Marshall Naify, and certain members of their families and various trusts for the benefit of family members (the "Naify Interests") owned over 58% of the outstanding shares of the Company, representing approximately 84% of the total voting power.

   BASIS OF PRESENTATION - The consolidated financial statements include the Company and its wholly owned subsidiaries Todd-AO Studios East, Inc. ("Todd-AO East"), Todd-AO Productions, Inc., Todd-AO Digital Images, Inc. ("TDI"), Todd-AO Video Services, Inc. ("TVS"), Todd-AO Studios West ("TSW") and Todd-AO Europe Holding Ltd. ("TAO Europe")(See Note 3). All significant intercompany balances and transactions have been eliminated.

   CASH AND CASH EQUIVALENTS - The Company considers investments with original maturities of three months or less to be cash equivalents.

   MARKETABLE SECURITIES AND INVESTMENTS - Marketable securities consist primarily of corporate preferred stocks and bonds. The Company adopted Financial of Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective September 1, 1994 and classified all investment securities as available-for-sale. As a result, securities are reported at fair value with net unrealized holding gains and losses excluded from earnings and reported in shareowners' equity. Fair value is based upon quoted market prices using the specific identification method. The impact of the adoption of this statement on shareowners' equity was insignificant. The long-term portion of investments includes stock and other investments which management intends to hold for more than one year.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization are computed at straight line rates based upon the estimated useful lives of the various classes of assets. The principal rates are as follows: buildings, 3-5% per annum; equipment, 10-20% per annum; leaseholds, leasehold improvements, and lease acquisition costs over the term of the lease.

   GOODWILL - Goodwill represents the excess purchase price paid over the net asset value of Chrysalis (See Note 3) and is being amortized on a straight-line basis over 15 years.

   The Company assesses the recoverability of its intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through projected non-discounted future cash flows over the remaining amortization period. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to redue the net intangible asset to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate.

   FOREIGN CURRENCY TRANSLATION - The Company's foreign subsidiary's functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of the foreign currency translation adjustments are deferred and are included as a component of shareowners' equity.

   NET INCOME PER COMMON SHARE - Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding for each of the years presented including common share equivalents arising from the assumed conversion of any outstanding dilutive stock options.

   FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107 requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Management believes that the book value approximates fair value of the Company's financial instruments.

   RECLASSIFICATIONS - Certain 1994 financial statement captions have been reclassified in order to conform to 1995 presentation.

2. INVESTMENT IN TODD-AO/TAE JOINT VENTURE

   During 1992, Todd-AO Productions, Inc., a wholly owned subsidiary of the Company, entered into a Joint Venture Agreement with Trans-Atlantic Enterprises, Inc., for the development of motion picture and television projects. Todd-AO Productions and the Venture are each distinct from the Company's other operations. The Joint Venture Agreement was extended and amended in October 1993 and in September 1994. In accordance with the amendments, the Development Phase of the Venture expired on October 31, 1994 and the Venture's entertainment projects (which consist primarily of rights to scripts and screenplays) were divided between Todd-AO Productions and TAE, which are now each entitled to independently exploit their respective projects (the "Todd-AO Projects" and the "TAE Projects"). Dissolution of the Venture is being finalized.

   Todd-AO Productions is entitled to recoup its capital contributions from 50% of any compensation received by TAE or its affiliates from exploitation of the TAE projects, and is deemed to have recouped its capital contributions to the extent of 50% of any compensation received by Todd-AO Productions or its affiliates from the Todd-AO projects. Todd-AO Productions and TAE also have a 25% interest in the net profits of each other's designated projects. Through August 31, 1995 Todd-AO Productions had contributed $2,565 in cash and services to the Venture. The Company is accounting for this investment under the equity method of accounting as they do not control either voting or financial rights.

3. ACQUISITIONS

   On August 31, 1994, TVS (a wholly owned subsidiary of the Company) acquired certain of the assets and liabilities of Film Video Masters ("Paskal"). TVS provides post production video services to the film and television industries. In consideration of the purchase, TVS paid Paskal $1,150 in cash and issued a note in the amount of $750.

   On February 15, 1995, TSW (a wholly owned subsidiary of the Company) acquired substantially all of the property, equipment and inventory of Kaytea Rose, Inc. (dba Skywalker Sound South)("SSS"). TSW provides post production sound services to the film and television industries. In consideration of the purchase, TSW paid $6,966 in cash. TSW is included in the Company's results of operations from February 1995.

   On March 16, 1995 TAO Europe (formerly FCB 1120, Ltd.)(a wholly owned subsidiary of the Company) acquired all of the outstanding shares of Chrysalis/Todd-AO Europe Ltd. ("Chrysalis")(formerly Chrysalis Television Facilities, Ltd.) from Chrysalis Holdings Ltd. ("CHL").
   TAO Europe, Chrysalis and CHL are all corporations organized under the laws of the United Kingdom and headquartered in London. Chrysalis specializes in the collation of television programming for satellite broadcast and also provides post production video and other services to a variety of clients. In consideration of the purchase, TAO Europe paid CHL $1,966 in cash at closing and issued a note in the amount of $1,364. An additional cash settlement of $220 was paid in June 1995. Concurrently with the acquisition, TAO Europe advanced and paid on behalf of Chrysalis its intercompany debt to CHL in the amount of $4,585. Subsequent to the acquisition, TAO Europe advanced and paid on behalf of Chrysalis other debt in the amount of $1,562. TAO Europe and Chrysalis consolidated are included in the Company's results of operations from March 1995.

   The acquisitions are being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information is presented as if the acquisitions had occurred on September 1, 1993. Pro forma adjustments for TVS for 1994 are primarily to depreciation expense relating to the acquisition of assets, interest expense on issued debt and income taxes. Pro forma adjustments for TSW for 1995 and 1994 are primarily to operating expenses related to nonapplicable allocations made by the parent corporation of SSS, depreciation expense relating to the acquisition of assets, interest expense on borrowings in connection with the acquisition and income taxes. Pro forma adjustments for TAO Europe for 1995 and 1994 are primarily to amortization expense relating to allocation of the purchase price, interest expense on borrowings in connection with the acquisition and income taxes.

                                            1995          1994
     Revenues                        $   59,102    $   59,515
                                     ----------    ----------
                                     ----------    ----------
     Net income                      $    3,480    $    2,469
                                     ----------    ----------
                                     ----------    ----------
     Net income per common share     $     0.41    $     0.30
                                     ----------    ----------
                                     ----------    ----------

4.   SALE/LEASEBACK

     In December 1994 the Company signed an agreement with its bank to implement the sale/leaseback of certain equipment for up to $15,000. The agreement terminates on December 30, 1999 and is being treated as an operating lease for financial statement purposes. On December 30, 1994 an aggregate of $11,218 in equipment was sold and leased back. The total deferred gain on the transaction to be amortized over five years is $7,345. The annual lease cost, payable on a quarterly basis, is expected to be approximately $2,400.

     The net equipment lease expense for the period ended August 31, 1995 is as follows:

     Equipment lease costs                                    $    1,557
     Amortization of deferred gain on sale of equipment       $     (964)
                                                               ----------

     Equipment lease expense, net                             $      593
                                                               ----------
                                                               ----------

5.   LONG-TERM DEBT

     Long-term debt outstanding as of August 31, 1995 and 1994 was as follows:

                                                        1995       1994
     Revolving credit facility -
       pound sterling credit line                    $  6,391
     Note payable - Paskal Video acquisition              613   $    750
     Note payable - Chrysalis acquisition               1,318
     Chrysalis mortgage note                              144
                                                     --------    -------

     Total                                              8,466        750
     Less: current maturities                            (759)      (150)
                                                     --------    -------

     Total long-term debt                            $  7,707    $   600
                                                     --------    -------
                                                     --------    -------

     In December 1994 the Company signed a long-term revolving and term loan credit agreement which was amended in March 1995. Under the agreement the Company may borrow up to $18,000 in revolving loans until November 30, 1997, when all revolving loans become term loans for the remainder of the agreement which expires November 30, 2000. $8,000 of the available credit is restricted to pound sterling borrowings. The agreement provides for interest options at 1/2% plus reference rate (minimum borrowing $250); 1 1/2% plus offshore rates ("Libor") and 1 5/8% plus certificate of deposit rates ("CD")(Libor and CD minimum borrowings $1,000 or $500). These rates increase by 1/2% if certain financial ratios are exceeded.
     The pound sterling borrowings are restricted to Libor and CD options. The agreement contains various restrictive provisions, including investment, capital expenditure, cash dividends and borrowing limitations. As of August 31, 1995 the Company has not exceeded the interest rate financial ratios and is in compliance with the various restrictive provisions of the agreement.

     In connection with the acquisition of Paskal Video (See Note 3), the Company issued a promissory note. The note is payable in 60 monthly installments of $13 plus interest at the prime rate.

     In connection with the acquisition of Chrysalis (See Note 3), TAO Europe issued a note. The note is payable over a three year period in two installments of $465 and one installment of $388. Each installment bears interest at 1 1/2% above the prime rate of the National Westminster Bank in London. A mortgage note in the amount of $144 with interest at 10 3/4% was also assumed at the acquisition. In accordance with the provisions of the mortgage note, the Company has elected to pay off the entire balance in November 1995.

6.   CAPITALIZED LEASE OBLIGATIONS

     In 1994, the Company entered into lease obligations for equipment which have been capitalized. In addition, the Company acquired leases on certain other equipment with the Paskal and Chrysalis acquisitions (See Note 3). The leases have implicit interest rates ranging from 7 1/2% to 11 1/2% and are secured by the related equipment.

     Capitalized lease obligations at August 31, 1995 mature as follows:

                1996                               $     966
                1997                                     655
                1998                                      12
                                                   ---------
                                                       1,633
                Less amounts representing interest       116
                                                   ---------
                                                   $   1,517
                                                   ---------
                                                   ---------

7.   INCOME TAXES

     The Company's effective income tax rate differs from the federal statutory income tax rate due to the following:

        Years Ended August 31,                        1995       1994        1993
        ----------------------                        ----       ----        ----
        Federal statutory income tax rate              35.0%      35.0%       35.0%
        Adjust to actual Company rate                  (1.0)      (1.0)       (1.0)
                                                      -----      -----       -----
        Adjusted federal statutory income tax rate     34.0       34.0        34.0
        State taxes, net of federal benefit             0.8        6.6         4.6
        Other, net                                     (1.2)      (4.1)       (1.7)
                                                      -----      -----       -----
        Total                                          33.6%      36.5%       36.9%
                                                      -----      -----       -----
                                                      -----      -----       -----

     Deferred income taxes are included in the income tax provision for temporary differences between accounting for financial statement purposes and accounting for income tax purposes. Deferred taxes are comprised of the following:

     Years Ended August 31,            1995      1994       1993
     ----------------------            ----      ----       ----
     Depreciation                  $    794  $      4   $     65
     Alternative minimum tax              0        67        (67)
     Bad debt allowance                (157)                  60
     Deferred compensation               77       51          14
     State income taxes                 (20)      (87)        27
     Joint venture differences          331       (92)      (287)
     Vacation accrual                  (100)      (37)         1
     Stock appreciation rights          335      (347)
     Other, net                          (2)       55          1
                                   --------  --------   --------
     Total                         $  1,258  $   (386)  $   (186)
                                   --------  --------   --------
                                   --------  --------   --------


     Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Deferred income tax assets and liabilities consist of the following:

                                              1995             1994
                                              ----             ----
     Current Asset:
      Accounts receivable reserves         $   329          $   172
      Vacation pay accruals                    359              260
      State income taxes                       151              131
      Other                                     85                0
                                           -------          -------
     TOTAL CURRENT ASSET                   $   924          $   563
                                           -------          -------
                                           -------          -------



                                              1995             1994
                                              ----             ----
     Long-Term Asset:
      Deferred compensation                $   160          $   238
      Stock appreciation rights                 12              347
      Equity in loss of Venture                 85              415
      California depreciation adjustment         6              277
                                           -------          -------
     Total long-term asset                     263            1,277
                                           -------          -------

     Long-Term Liabilities:
      Depreciation                          (1,986)          (1,464)
      Deferred gains on property            (1,843)          (1,762)
      Other                                   (117)            (115)
                                           -------          -------
     Total long-term liability              (3,946)          (3,341)
                                           -------          -------
     NET LONG-TERM LIABILITY               $(3,683)         $(2,064)
                                           -------          -------
                                           -------          -------

     Components of the income tax provisions are as follows:

                                               1995          1994         1993
                                               ----          ----         ----
     Current provisions - domestic         $    274      $  1,408     $    850
     Current provisions - foreign               180             0            0
     Deferred provisions - domestic           1,231          (386)        (186)
     Deferred provisions - foreign               26             0            0
                                           --------      --------     --------
     Total                                 $  1,711      $  1,022     $    664
                                           --------      --------     --------
                                           --------      --------     --------

     Components of pre-tax income are as follows:

                                               1995          1994         1993
                                               ----          ----         ----
     Domestic                              $  4,347      $  2,802     $  1,801
     Foreign                                    739             0            0
                                           --------      --------     --------
     Total                                  $ 5,086       $ 2,802      $ 1,801
                                           --------      --------     --------
                                           --------      --------     --------

8.   SHAREOWNERS' EQUITY

     The Company has 1,000,000 shares of $.25 par value preferred stock authorized. As of August 31, 1995 no shares of preferred stock have been issued or were outstanding.

     The Class B stock is convertible at the option of the holder into Class A stock and is automatically converted to Class A stock under certain circumstances; holders have ten votes per share;
     transferability is restricted; and dividends are limited to 90% of any dividends paid on Class A stock.

     On August 11, 1995 a 10% stock dividend was declared for holders of Class A and Class B stock, payable on September 29, 1995 to shareholders of record on September 8, 1995.

     The financial statements set forth herein, and applicable share and per share data for periods and dates included in the accompanying financial statements and notes, have been adjusted to retroactively reflect the stock dividend.

     The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of August 31, 1995, 726,954 shares had been repurchased. All of these shares have been cancelled and returned to authorized but unissued status.

9.   STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS

     STOCK OPTION PLANS

     The Company has three stock option plans: The 1986, 1994 and the 1995 Stock Option Plans. A fourth plan (The 1987 Plan) terminated in 1994 upon the exercise of all outstanding options. These plans provide for the granting of either non-qualified or incentive stock options at not less than 85% and 100% of the market value of the stock on the date of the grant, respectively. Options generally become exercisable in installments commencing as of the beginning of a fiscal year near the date of grant.

     The following summarizes stock option activity for the three years ended August 31, 1995:

                                                                 Option Price
                                                      Shares      per share
                                                     --------   --------------
        Options outstanding, September 1, 1992        538,120    $2.03 - $4.50
        Exercised                                    (213,950)    2.03 -  2.93
        Forfeited                                      (5,500)    2.93
                                                     --------   --------------
        Options outstanding, August 31, 1993          318,670     2.03 -  4.50

        Awarded                                       330,000     3.26
        Exercised                                     (89,210)    2.03 -  2.93
                                                     --------   --------------
        Options outstanding, August 31, 1994          559,460     2.03 -  4.50

        Awarded                                       638,165     4.50 -  5.29
        Exercised                                     (25,300)    2.03 -  5.06
        Forfeited                                     (11,000)    4.50
                                                     --------   --------------
        Options outstanding, August 31, 1995         1,161,325   $2.03 - $5.29
                                                     --------   --------------
                                                     --------   --------------

     As of August 31, 1995, 62,645 shares and 345,510 shares were available for grant under the 1986 and 1995 plans respectively. All authorized options under the 1994 Plan have been granted. As of August 31, 1995, 588,665 options were exercisable.

     STOCK APPRECIATION RIGHTS PLAN

     The 1991 Stock Appreciation Rights Plan (the "SAR Plan") was adopted by the Company effective February 6, 1991. The SAR Plan provided for the granting of stock appreciation rights which entitled the grantee to receive cash equal to the difference between the fair market value and the appreciation base of the Class A common stock when the rights were exercised.

     During 1995 the Company implemented a program to encourage the holders under the 1991 SAR Plan to exchange their SARs for stock options.

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

     Of the SARs outstanding under the 1991 Plan, all but 10,000 were exercised, resulting in a cash payment of $579. An aggregate of 303,367 incentive stock options and 82,623 nonqualified stock options were issued at exercise prices ranging from $4.50 to $5.06.

     As of August 31, 1995, 8,800 rights were exercisable and 239,250 rights were available for grant under the SAR Plan.

10.  COMMITMENTS

     OPERATING LEASES - Rent expense for noncancellable operating leases for real property and equipment was $4,045, $1,034, and $915 for the years ended August 31, 1995, 1994, and 1993, respectively. Minimum rentals for operating leases for years ending after August 31, 1995 are as follows:
     1996, $4,549; 1997, $4,379; 1998, $4,104; 1999, $4,048; 2000, $8,308; and
     $19,327, thereafter. Some of the leases have options to extend terms and are subject to escalation clauses and one lease is subject to additional rent based on revenue.

     EMPLOYMENT AGREEMENTS - At August 31, 1995, the Company is committed to compensation under long-term employment agreements with certain of its officers and key employees as follows: $1,680 in 1996, $1,208 in 1997 and $95 in 1998.

11.  PENSION PLAN

     Certain officers and employees of the Company are eligible for participation in the "Motion Picture Industry Pension Plan", a multi-employer defined benefit pension plan. The Plan is funded by employer and employee contributions. Total pension plan expense was $446, $395, and $364 for the years ended August 31, 1995, 1994, and 1993 respectively.

12.  CONTINGENCIES

     The Company is involved in litigation and similar claims incidental to the conduct of its business. In management's opinion, none of the pending actions is likely to have a material adverse impact on the Company's financial statements.

13.  BUSINESS SEGMENT INFORMATION

     The Company does business in one industry segment. Information as to the Company's operations in different geographic areas is as follows:

                                                        1995
     REVENUES:

             United States                              $  45,069
             Europe                                         4,934
                                                        ---------

             Total                                      $  50,003
                                                        ---------
                                                        ---------
     NET INCOME:

             United States                              $   2,842
             Europe                                           533
                                                        ---------

             Total                                      $   3,375
                                                        ---------
                                                        ---------

     ASSETS:

             United States                              $  45,074
             Europe                                        12,124
                                                        ---------

             Total                                      $  57,198
                                                        ---------
                                                        ---------

     There were no foreign operations in 1994 and 1993.

14.  QUARTERLY FINANCIAL DATA (unaudited)


                                                                                                             Earnings (Loss) Per
                                                        Total               Gross               Net            Common Share
      1995                                            Revenues           Profit (Loss)       Income (Loss)     Outstanding
---------------------------------------------------------------------------------------------------------------------------------
First Quarter                                        $  8,778             $   (188)          $    176         $   .02
Second Quarter                                         10,057                  627                114             .01
Third Quarter                                          18,290                3,752              2,329             .28
Fourth Quarter                                         12,878                1,435                756             .09


---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                $ 50,003             $  5,626           $  3,375         $  .40 (a)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Earnings (Loss) Per
                                                        Total               Gross               Net            Common Share
      1994                                            Revenues           Profit (Loss)       Income (Loss)     Outstanding
---------------------------------------------------------------------------------------------------------------------------------

First Quarter                                        $  8,975             $  1,501           $    924         $   .11
Second Quarter                                          7,471                  685                341             .04
Third Quarter                                           9,554                1,839                988             .12
Fourth Quarter                                          6,892                 (757)              (473)           (.05)


---------------------------------------------------------------------------------------------------------------------------------

TOTAL                                                $ 32,892             $  3,268           $  1,780      $   .22 (a)

---------------------------------------------------------------------------------------------------------------------------------

(a) Aggregate per share amounts for each quarter may differ from annual totals as each is independently calculated.

THE TODD-AO CORPORATION                                              SCHEDULE II


VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
YEARS ENDED AUGUST 31, 1995, 1994 AND 1993


        COLUMN           COLUMN              COLUMN             COLUMN               COLUMN
          A                B                   C                   D                   E
   ---------------  ---------------     ---------------     ---------------     ---------------

                                         Additions
                                          Charged
                         Balance at     (Credited) to                               Balance
                        Beginning of      Costs and                                  at End
 Description              Period           Expenses            Deductions           of Period
---------------     ---------------     ---------------     ---------------     ---------------
   Allowance for
    doubtful
   accounts:

Year ended
  August 31, 1995     $    408            $    649            $   (229)           $    828
                      --------            --------            --------            --------

Year ended
  August 31, 1994     $    408            $     31            $    (31)           $    408
                      --------            --------            --------            --------
                      --------            --------            --------            --------

Year ended
  August 31, 1993     $    551            $   (101)           $    (42)           $    408
                      --------            --------            --------            --------
                      --------            --------            --------            --------