Form 10-Q
period 1995-11-30
TODD AO CORP
filed 1996-01-16
CIK 61442

e

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 1995

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

The number of shares of common stock outstanding at January 10, 1996 was: 6,372,527 Class A Shares and 1,747,181 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

NOVEMBER 30, 1995

INDEX
--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

  The following financial statements are filed herewith:

  Consolidated Balance Sheets, November 30, 1995
       and August 31, 1995.                                           Page  3

  Consolidated Statements of Income and Retained Earnings
       for the Three Months Ended November 30, 1995
       and 1994.                                                      Page  5

  Consolidated Statements of Cash Flows for the Three Months
       Ended November 30, 1995 and 1994.                              Page  6

  Notes to Consolidated Financial Statements for the
       Three Months Ended November 30, 1995.                          Page  8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS               Page 10


                           PART II - OTHER INFORMATION


ITEM 1.
  Legal Proceedings                                                   Page 12

ITEM 6.
  Exhibits and Reports on Form 8-K                                    Page 12

  Signature                                                           Page 12

                         PART I - FINANCIAL INFORMATION


THE TODD-AO CORPORATION

CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 1995 and AUGUST 31, 1995
(Dollars in Thousands)
-------------------------------------------------------------------------------
                                                      NOVEMBER 30,   AUGUST 31,
                                                         1995           1995
                                                      -----------    ---------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $  2,113      $  5,278
Marketable securities                                     3,345         3,484
Trade receivables
  (net of allowance for doubtful
  accounts of $837 at November 30, 1995
  and $828 at August 31, 1995)                           12,262         6,787
Inventories (first-in first-out basis)                      516           484
Prepaid income taxes                                                      727
Deferred income taxes                                       805           924
Other                                                       681           565
                                                       --------      --------
Total current assets                                     19,722        18,249
                                                       --------      --------

INVESTMENTS                                               1,346         1,656
                                                       --------      --------

PROPERTY AND EQUIPMENT - at cost:
Land                                                      4,270        4,270
Buildings                                                10,772       10,762
Leasehold improvements                                    6,802        6,802
Lease acquisition costs                                   2,187        2,187
Equipment                                                31,988       30,734
Equipment under capital leases                            3,163        3,163
Construction in progress                                    456
                                                       --------      --------
Total                                                    59,638       57,918

Accumulated depreciation and
  amortization                                          (24,196)      (22,955)
                                                       --------      --------
Property and equipment - net                             35,442        34,963
                                                       --------      --------

GOODWILL - net                                            1,801         1,832
                                                       --------      --------

OTHER ASSETS                                                403           498
                                                       --------      --------

TOTAL                                                  $ 58,714      $ 57,198
                                                       ========      ========

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

THE TODD-AO CORPORATION

CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 1995 and AUGUST 31, 1995
(Dollars in Thousands)
--------------------------------------------------------------------------------
                                                      NOVEMBER 30,   AUGUST 31,
                                                         1995          1995
                                                      -----------    ---------
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                       $  2,319      $  1,784
Accrued liabilities:
  Payroll and related taxes                               2,449         1,975
  Interest                                                  123           179
  Equipment lease                                           393           396
  Other                                                     675           515
Income taxes payable                                        479
Current maturities of long-term debt                        615           759
Capitalized lease obligations - current                     767           897
Deferred income                                             538           703
                                                       --------      --------
Total current liabilities                                 8,358         7,208

LONG-TERM DEBT                                            7,493         7,707

CAPITALIZED LEASE OBLIGATIONS                               491           620

DEFERRED COMPENSATION                                       342           401

DEFERRED GAIN ON SALE OF EQUIPMENT                        6,013         6,381

DEFERRED INCOME TAXES                                     3,564         3,683
                                                       --------      --------

Total liabilities                                        26,261        26,000
                                                       --------      --------

SHAREOWNERS' EQUITY:
Common Stock:
  Class A authorized 20,000,000 shares
  of $0.25 par value; issued 6,365,927
  at November 30, 1995 and 6,403,021 at
  August 31, 1995                                         1,591         1,600

  Class B authorized 4,000,000
  shares of $0.25 par value;
  issued and outstanding 1,747,181                          437           437

Additional capital                                       20,564        21,048
Retained earnings                                         9,766         7,904
Unrealized gains on marketable
  securities and long-term investments                      354           473
Cumulative foreign currency translation adjustment         (259)         (264)
                                                       --------      --------
Total shareowners' equity                                32,453        31,198
                                                       --------      --------

TOTAL                                                  $ 58,714      $ 57,198
                                                       ========      ========

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

THE TODD-AO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994
(Dollars in Thousands, except per share amounts)
--------------------------------------------------------------------------------
                                                         1995         1994
                                                         ----         ----
REVENUES                                               $ 18,140      $  8,778
                                                       --------      --------
COSTS AND EXPENSES:
Operating costs and other expenses                       13,023         8,136
Depreciation and amortization                             1,266           830
Interest                                                    202            46
Equipment lease expense - net                               212
Other (income) expense - net                                198          (415)
                                                       --------      --------
Total                                                    14,901         8,597
                                                       --------      --------

INCOME BEFORE JOINT VENTURE
AND INCOME TAXES                                          3,239           181

(LOSS) FROM JOINT VENTURE                                   (55)          (55)
                                                       --------      --------

INCOME BEFORE INCOME TAXES                                3,184           126

INCOME TAX (BENEFIT) PROVISION                            1,201           (50)
                                                       --------      --------

NET INCOME                                                1,983           176

RETAINED EARNINGS BEGINNING OF PERIOD                     7,904         4,964

LESS: DIVIDENDS PAID                                       (121)         (109)
                                                       --------      --------

RETAINED EARNINGS END OF PERIOD                        $  9,766      $  5,031
                                                       ========      ========
NET INCOME PER COMMON SHARE
AND COMMON SHARE EQUIVALENTS                           $    .23      $    .02
                                                       ========      ========

AVERAGE SHARES OUTSTANDING                            8,748,954     8,382,825
                                                      =========     =========

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

THE TODD-AO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994
(Dollars in Thousands)
--------------------------------------------------------------------------------
                                                          1995         1994
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  1,983      $    176
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating activities:

    Depreciation and amortization                         1,266           830
    Loss from joint venture                                  55            55
    Deferred compensation                                   (59)          (14)
    Amortization of deferred gain on
      sale/leaseback transaction                           (368)
    Loss on sale of marketable securities
      and investments                                       201            62
    Changes in assets and liabilities:
      Trade receivables                                  (5,475)         (902)
      Inventory and other current assets                   (148)          (23)
      Accounts payable and accrued
        liabilities                                       1,110          (150)
      Income tax payable                                  1,206            50
      Deferred income                                      (165)           (1)
                                                       --------      --------

Net cash flows provided by (used in)
  operating activities:                                    (394)           83
                                                       --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities
    and investments                                         (66)         (213)
  Proceeds from sale of marketable
    securities and investments                              195         1,299
  Capital expenditures                                   (1,745)         (572)
  Contributions to joint venture                            (55)          (55)
  Other assets                                              131           (45)
                                                       --------      --------

Net cash flows (used in)
  investing activities:                                  (1,540)         (414)
                                                       --------      --------



CONTINUED ON PAGE 7

--------------------------------------------------------------------------------

THE TODD-AO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994
(Dollars in Thousands)
--------------------------------------------------------------------------------
                                                          1995         1994
                                                          ----         ----
CONTINUED FROM PAGE 6


CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt                         $ 1,400
  Payments of long-term debt                            (1,758)      $   (24)
  Payments on capital lease obligation                    (259)         (185)
  Proceeds from issuance of common stock                    67            60
  Treasury stock transactions                             (560)
  Dividends paid                                          (121)         (109)
                                                       -------       -------

Net cash flows (used in)
  financing activities:                                 (1,231)         (258)
                                                       -------       -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  (3,165)          239

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         5,278           606
                                                       -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 2,113       $   845
                                                       =======       =======

Supplemental disclosures of cash flow information

Cash paid during the period for:
  Interest                                             $   258       $    41
                                                       =======       =======
  Income taxes                                         $     0       $     0
                                                       =======       =======


See notes to consolidated financial statements.

--------------------------------------------------------------------------------

THE TODD-AO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995
(Dollars in Thousands, except per share amounts)
--------------------------------------------------------------------------------
If complete notes were to accompany these statements they would be substantially in the same form as those to the Company's Financial Statements for the Year Ended August 31, 1995. In addition the following notes are applicable:

1. In the opinion of management for the Company, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of operations have been included.

2. The consolidated financial statements include the Company and its wholly owned subsidiaries Todd-AO Studios East, Inc. ("Todd-AO East"), Todd-AO Productions, Inc., Todd-AO Digital Images, Inc. ("TDI"), Todd-AO Video Services, Inc. ("TVS"), Todd-AO Studios West ("TSW") and Todd-AO Europe Holding Ltd. ("TAO Europe"). All significant intercompany balances and transactions have been eliminated.

3. Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding for each of the years presented including common share equivalents arising from the assumed conversion of any outstanding dilutive stock options.

4. During 1992, Todd-AO Productions, Inc., a wholly owned subsidiary of the Company, entered into a Joint Venture Agreement with Trans-Atlantic Enterprises, Inc. for the development of motion picture and television projects. Through November 30, 1995 Todd-AO Productions had invested $2,621 (consisting of cash, services and accrued interest) in the Venture, which is in the process of dissolution. In the event that certain projects developed by the Venture are ultimately produced or otherwise commercialized, a portion of the proceeds is payable to Todd-AO Productions.

5. On August 31, 1994, TVS (a wholly owned subsidiary of the Company) acquired certain of the assets and liabilities of Film Video Masters ("Paskal").
     TVS provides post production video services to the film and television industries. In consideration of the purchase, TVS paid Paskal $1,150 in cash and issued a note in the amount of $750.

     On February 15, 1995, TSW (a wholly owned subsidiary of the Company) acquired substantially all of the property, equipment and inventory of Kaytea Rose, Inc. (dba Skywalker Sound South) ("SSS"). TSW provides post production sound services to the film and television industries. In consideration of the purchase, TSW paid $6,966 in cash. TSW is included in the Company's results of operations from February 1995.

     On March 16, 1995 TAO Europe (formerly FCB 1120, Ltd.) (a wholly owned subsidiary of the Company) acquired all of the outstanding shares of Chrysalis/Todd-AO Europe Ltd. ("Chrysalis") (formerly Chrysalis Television Facilities, Ltd.) from Chrysalis Holdings Ltd. ("CHL"). TAO Europe, Chrysalis and CHL are all corporations organized under the laws of the United Kingdom and headquartered in London. Chrysalis specializes in the collation of television programming for satellite broadcast and also provides post production video and other services to a variety of clients. In consideration of the purchase, TAO Europe paid CHL $1,966 in cash at closing and issued a note in the amount of $1,364. An additional cash settlement of $220 was paid in June 1995. Concurrently with the acquisition, TAO Europe advanced and paid on behalf of Chrysalis its intercompany debt to CHL in the amount of $4,585. Subsequent to the acquisition, TAO Europe advanced and paid on behalf of Chrysalis other debt in the amount of $1,562. TAO Europe and Chrysalis consolidated are included in the Company's results of operations from March 1995.

The acquisitions are being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information is presented as if the acquisitions of TSW and TAO Europe had occurred on September 1, 1994. Pro forma adjustments for TSW for 1994 are primarily to operating expenses related to nonapplicable allocations made by the parent corporation of SSS, depreciation expense relating to the acquisition of assets, interest expense on borrowings in connection with the acquisition and income taxes. Pro forma adjustments for TAO Europe for 1994 are primarily to amortization expense relating to allocation of the purchase price, interest expense on borrowings in connection with the acquisition and income taxes.

                                           1995           1994
    Revenues                            $   18,140     $   13,830
                                        ==========     ==========
    Net Income                          $    1,983     $      135
                                        ==========     ==========
    Net income per common share         $     0.23     $     0.02
                                        ==========     ==========

6. The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of November 30, 1995, 785,146 shares had been repurchased. All of these shares have been cancelled and returned to authorized but unissued status.

7. On August 11, 1995 a 10% stock dividend was declared for holders of Class A and Class B stock, payable on September 29, 1995 to shareholders of record on September 8, 1995.

     The financial statements set forth herein, and applicable share and per share data for periods and dates included in the accompanying financial statements and notes, have been adjusted to retroactively reflect the stock dividend.

8. The Company is in the process of organizing a limited liability company ("LLC") with United Artists Theatre Circuit, Inc., an operator of motion picture theatres ("UATC") for the purpose of exploiting proprietary technology to conserve film stock and reduce the length of wide screen film release prints. The technology, known as "Compact Distribution Print" or "CDP", is in the final stages of development. It is anticipated that the Company and UATC will each have a 50% interest in any profits of the LLC, which is known as "CDP Limited Liability Company".

9. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 - Accounting For Stock Based Compensation. The Company plans to adopt only the disclosure portions of the Statement and therefore does not expect the Statement to have a material effect on the financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

1.   Material Changes in Financial Condition

     In December 1994 the Company signed agreements with its bank to implement the sale/leaseback of certain equipment and a long-term revolving and term loan credit agreement in amounts of $15,000 and $10,000 respectively. In March 1995 the Company signed an amendment to the long-term revolving and term loan credit agreement increasing the amount by $8,000. The sale/leaseback agreement terminates on December 30, 1999. An aggregate of $11,218 was sold and leased back on December 30, 1994. Under the new credit agreement, the Company may borrow up to $18,000 in revolving loans until November 30, 1997 when all revolving loans become term loans for the remainder of the agreement which expires November 30, 2000. These credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that the proceeds from the sale/leaseback and the borrowings available under the new credit facility will be sufficient to meet the needs of the Company for the foreseeable future.

     In February 1995 the Company used $6,878 of the proceeds from the sale/leaseback agreement to acquire substantially all of the property, equipment and inventory of Skywalker Sound South.

     In March 1995 the Company used $7,726 under the credit agreement in connection with the acquisition of Chrysalis Television Facilities Ltd.

     As of November 30, 1995 the Company has $7,068 outstanding under the credit agreement.

     The Company expects capital expenditures of approximately $5,000 for its Los Angeles, New York City and London facilities in fiscal 1996. These capital expenditures will be financed by bank leasing and credit facilities and by internally generated funds.

2.   Material Changes in Results of Operations

     Total revenues increased 106.7% ($9,362) and operating costs and expenses increased 60.1% ($4,887).

     SOUND SERVICES:

     Sound studio revenues in California and New York increased $5,916. Revenue increases due to the inclusion of the west side Los Angeles studios of Todd-AO Studios West ("TSW") ($3,470) acquired in February 1995 were augmented by revenue increases at the Los Angeles and New York studios due primarily to increases in feature film dubbing bookings. In addition, a feature film stage which was closed for remodelling in the prior year was operational in the current year.

     Sound studio operating costs and expenses increased $2,338 due to the inclusion of TSW acquired in February 1995 and $688 related to the revenue increases at the Los Angeles and New York studios.

     VIDEO SERVICES:

     Total video services revenues increased $3,446. Revenues increased $2,894 due to the acquisition of Chrysalis/Todd-AO Europe, Ltd. ("Chrysalis") in March 1995. Todd-AO Video Services ("TVS") and Todd-AO Digital Images ("TDI") also had revenue increases in the current year.

     Increases in operating costs and expenses attributable to TVS, TDI and Chrysalis were $1,864 and are related to the revenue increases described above.

     CORPORATE:

     Depreciation and amortization increased 52.5% ($436) primarily due to the inclusion of TSW and Chrysalis in the current year.

     Equipment lease expense net of gain on sale of equipment in connection with a sale/leaseback agreement entered into in December 1994 with the Company's institutional lender is $212 and interest expense primarily due to borrowings in connection with the acquisition of Chrysalis is $202.

     A net decrease in other income of $613 is primarily due to the following:
     A $77 increase in interest and dividend income primarily due to investing activities in connection with the proceeds from the sale/leaseback agreement; current year research and development costs ($154); a net loss from the disposition of assets and investments ($139); and a decrease of $394 due to stock appreciation rights provision adjustments in the prior year.

     As a result of the above, income before taxes increased $3,058 and net income increased $1,807.

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

                                           THE TODD-AO CORPORATION


  January 11, 1996                        /s/   Silas R. Cross
--------------------                     ----------------------------
         Date                                   Silas R. Cross
                                           Chief Accounting Officer