Form 10-Q/A
period 1995-02-28
TODD AO CORP
filed 1996-04-10
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A
                               AMENDMENT NO. 1

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

ITEM 1.   FINANCIAL STATEMENTS

          During 1992 the Registrant effected a two for one stock split in the form of a 100% stock dividend and doubled the number of issued and authorized Class A and Class B shares shown in the Consolidated Balance Sheets. Although a stock split generally results in a proportionate increase in the authorized capitalization, a stock dividend does not. Accordingly, the authorized capitalization has been overstated and the Shareholders' Equity portion of the Consolidated Balance Sheets as at February 28, 1995 and August 31, 1994 is amended as follows:

          "Class A authorized 10,000,000 shares..." is substituted for "Class A authorized 20,000,000 shares..."; and

          "Class B authorized 2,000,000 shares..." is substituted for "Class B authorized 4,000,000 shares..."

          The foregoing amendment does not affect the number of issued shares or any other item in the Financial Statements. On April 5, 1996, the Registrant filed an preliminary Information Statement with respect to the adoption of a Restated Certificate of Incorporation, expected to be effective during May, 1996, which includes an increase in the number of authorized Class A and Class B Shares to 20,000,000 and 4,000,000 respectively, consistent with the original report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE TODD-AO CORPORATION


  April 10, 1996                        /s/ Silas R. Cross
- ----------------------                     ----------------------------
         Date                                   Silas R. Cross
                                           Chief Accounting Officer