Form 10-Q/A
period 1995-05-31
TODD AO CORP
filed 1996-04-10
CIK 61442

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

ITEM 1.   FINANCIAL STATEMENTS

          During 1992 the Registrant effected a two for one stock split in the form of a 100% stock dividend and doubled the number of issued and authorized Class A and Class B shares shown in the Consolidated Balance Sheets. Although a stock split generally results in a proportionate increase in the authorized capitalization, a stock dividend does not. Accordingly, the authorized capitalization has been overstated and the Shareholders' Equity portion of the Consolidated Balance Sheets as at May 31, 1995 and August 31, 1994 is amended as follows:

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