Form 10-K/A
period 1995-08-31
TODD AO CORP
filed 1996-04-10
CIK 61442

Cover Page

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                 AMENDMENT NO. 1

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

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

   Title of each class                 Name of each exchange on which registered
- - --------------------------             ------------------------------------
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

The number of shares of common stock outstanding at November 1, 1995 was:
6,362,877 Class A Shares and 1,747,178 Class B Shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

None

CONSOLIDATED BALANCE SHEETS, AUGUST 31, 1995 and 1994:

          During 1992 the Registrant effected a two for one stock split in the form of a 100% stock dividend and doubled the number of issued and authorized Class A and Class B shares shown in the Consolidated Balance Sheets. Although a stock split generally results in a proportionate increase in the authorized capitalization, a stock dividend does not. Accordingly, the authorized capitalization has been overstated and the Shareholders' Equity portion of the Consolidated Balance Sheets as at August 31, 1995 and August 31, 1994 is amended as follows:

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

                                                 The Todd-AO Corporation

April 10, 1996                   By /s/ Silas R. Cross
                                                -----------------------------
                                                  Vice President, Treasurer
                                               and Principal Accounting Officer