Form 10-Q
period 1996-02-29
TODD AO CORP
filed 1996-04-15
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 29, 1996

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
                Yes      X           No
                    -----------          -----------

The number of shares of common stock outstanding at April 8, 1996 was: 6,466,377 Class A Shares and 1,747,178 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FEBRUARY 29, 1996

INDEX
- --------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

  The following financial statements are filed herewith:

  Consolidated Balance Sheets, February 29, 1996
       and August 31, 1995.                                           Page  3

  Consolidated Statements of Income and Retained Earnings
       for the Six Months and Three Months Ended
       February 29, 1996 and 1995.                                    Page  5

  Consolidated Statements of Cash Flows for the Six Months
       Ended February 29, 1996 and 1995.                              Page  6

  Notes to Consolidated Financial Statements for the
       Six Months Ended February 29, 1996.                            Page  8

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

  Exhibits and Reports on Form 8-K                                    Page 14

  Signature                                                           Page 15

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


THE TODD-AO CORPORATION
- -----------------------

CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 1996 and AUGUST 31, 1995
(Dollars in Thousands)
- --------------------------------------------------------------------------------
                                                      FEBRUARY 29,   AUGUST 31,
                                                         1996           1995
                                                      -----------    ----------

ASSETS
- ------
CURRENT ASSETS:
Cash and cash equivalents                              $  3,555       $  5,278
Marketable securities                                     2,856          3,484
Trade receivables
  (net of allowance for doubtful
  accounts of $647 at February 29, 1996
  and $828 at August 31, 1995)                            9,122          6,787
Inventories (first-in first-out basis)                      513            484
Prepaid income taxes                                        120            727
Deferred income taxes                                       805            924
Other                                                       592            565
                                                       --------       --------
Total current assets                                     17,563         18,249
                                                       --------       --------
INVESTMENTS                                               1,194          1,656
                                                       --------       --------

PROPERTY AND EQUIPMENT - at cost:
Land                                                      4,270          4,270
Buildings                                                10,773         10,762
Leasehold improvements                                    6,801          6,802
Lease acquisition costs                                   2,187          2,187
Equipment                                                33,142         30,734
Equipment under capital leases                            3,163          3,163
Construction in progress                                     93
                                                       --------       --------
Total                                                    60,429         57,918

Accumulated depreciation and
  amortization                                          (25,483)       (22,955)
                                                       --------       --------
Property and equipment - net                             34,946         34,963
                                                       --------       --------

GOODWILL - net                                            1,769          1,832
                                                       --------       --------

OTHER ASSETS                                                376            498
                                                       --------       --------

TOTAL                                                  $ 55,848       $ 57,198
                                                       --------       --------
                                                       --------       --------

See notes to consolidated financial statements.


- --------------------------------------------------------------------------------

THE TODD-AO CORPORATION
- -----------------------

CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 1996 and AUGUST 31, 1995
(Dollars in Thousands)
- --------------------------------------------------------------------------------

                                                      FEBRUARY 29,   AUGUST 31,
LIABILITIES AND SHAREOWNERS' EQUITY                       1996          1995
- -----------------------------------                   ------------   ----------
CURRENT LIABILITIES:
Accounts payable                                       $  2,537       $  1,784
Accrued liabilities:
  Payroll and related taxes                               1,991          1,975
  Interest                                                  151            179
  Equipment lease                                           316            396
  Other                                                     652            515
Current maturities of long-term debt                        615            759
Capitalized lease obligations - current                     819            897
Deferred income                                             405            703
                                                       --------       --------
Total current liabilities                                 7,486          7,208

LONG-TERM DEBT                                            5,892          7,707
CAPITALIZED LEASE OBLIGATIONS                               190            620

DEFERRED COMPENSATION                                       303            401

DEFERRED GAIN ON SALE OF EQUIPMENT                        5,645          6,381

DEFERRED INCOME TAXES                                     3,564          3,683
                                                       --------       --------

Total liabilities                                        23,080         26,000
                                                       --------       --------

SHAREOWNERS' EQUITY:
Common Stock:
  Class A authorized 10,000,000 shares
  of $0.25 par value; issued 6,413,227
  at February 29, 1996 and 6,403,021 at
  August 31, 1995                                         1,603          1,600

  Class B authorized 2,000,000
  shares of $0.25 par value;
  issued and outstanding 1,747,178                          437            437

Additional capital                                       20,723         21,048
Retained earnings                                        10,153          7,904
Unrealized gains on marketable securities
  and long-term investments                                 111            473
Cumulative foreign currency translation adjustment         (259)          (264)
                                                       --------       --------
Total shareowners' equity                                32,779         31,198
                                                       --------       --------
TOTAL                                                  $ 55,848       $ 57,198
                                                       --------       --------
                                                       --------       --------


See notes to consolidated financial statements.

- --------------------------------------------------------------------------------

THE TODD-AO CORPORATION
- -----------------------

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE SIX MONTHS AND THREE MONTHS ENDED FEBRUARY 29, 1996 AND 1995
(Dollars in Thousands, except per share amounts)
- ----------------------------------------------------------------------------------------------------

                                                    SIX MONTHS                    THREE MONTHS
                                              ----------------------          --------------------
                                              1996              1995          1996            1995
                                              ----              ----          ----            ----
REVENUES                                   $  31,339         $  18,835     $  13,199       $  10,057
                                           ---------         ---------     ---------       ---------
COSTS AND EXPENSES:
Operating costs and other expenses            24,279            16,533        11,256           8,541
Depreciation and amortization                  2,588             1,570         1,322             740
Interest                                         386               100           184              54
Equipment lease expense - net                    344               149           132             149
Other expense (income) - net                    (375)               48          (573)            319
                                           ---------         ---------     ---------       ---------
Total                                         27,222            18,400        12,321           9,803
                                           ---------         ---------     ---------       ---------
INCOME BEFORE JOINT VENTURE
AND INCOME TAXES                               4,117               435           878             254

LOSS FROM JOINT VENTURE                          117               109            62              54
                                           ---------         ---------     ---------       ---------
INCOME BEFORE INCOME TAXES                     4,000               326           816             200

INCOME TAXES                                   1,510                36           309              86
                                           ---------         ---------     ---------       ---------
NET INCOME                                     2,490               290     $     507       $     114
                                                                           ---------       ---------
                                                                           ---------       ---------
RETAINED EARNINGS BEGINNING OF PERIOD          7,904            11,087

LESS: DIVIDENDS PAID                            (241)             (217)
                                           ---------         ---------
RETAINED EARNINGS END OF PERIOD            $  10,153         $  11,160
                                           ---------         ---------
                                           ---------         ---------
NET INCOME PER COMMON SHARE
AND COMMON SHARE EQUIVALENTS               $     .28         $     .03     $     .06       $     .01
                                           ---------         ---------     ---------       ---------
                                           ---------         ---------     ---------       ---------

AVERAGE SHARES OUTSTANDING                 8,748,018         8,345,340     8,746,989       8,307,855
                                           ---------         ---------     ---------       ---------
                                           ---------         ---------     ---------       ---------


See notes to consolidated financial statements.
- -------------------------------------------------------------------------------

THE TODD-AO CORPORATION
- -----------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 1996 AND 1995
(Dollars in Thousands)
- --------------------------------------------------------------------------------

                                                    1996         1995
                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $  2,490     $    290
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating activities:

    Depreciation and amortization                    2,588       1,570
    Deferred income taxes                                          (98)
    Loss from joint venture                                        109
    Deferred compensation and other                    (98)        (45)
    Amortization of deferred (gain)
      on sale/leaseback transaction                   (736)       (245)
    (Gain) loss on sale of marketable
      securities and investments                        41          56
    Changes in assets and liabilities:
      Trade receivables                             (2,335)     (4,246)
      Inventory and other current assets               (56)       (134)
      Accounts payable and accrued
        liabilities                                    878       1,312
      Accrued equipment lease                          (80)        394
      Income taxes payable                             607        (181)
      Deferred income                                 (298)        272
                                                  --------     --------

Net cash flows provided by (used in)
  operating activities:                              3,001        (946)
                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities
    and investments                                     57      (2,197)
  Proceeds from sale of marketable
    securities and investments                         630       2,517
  Capital expenditures                              (2,511)     (1,275)
  Contributions to joint venture                                  (109)
  Purchase of Skywalker Sound South                             (6,966)
  Other assets                                         130        (179)
                                                  --------     --------
Net cash flows (used in)
  investing activities:                             (1,694)     (8,209)
                                                  --------     --------


CONTINUED ON PAGE 7

- --------------------------------------------------------------------------------

THE TODD-AO CORPORATION
- -----------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 1996 AND 1995
(Dollars in Thousands)
- --------------------------------------------------------------------------------
                                                    1996         1995
                                                  --------     --------
CONTINUED FROM PAGE 6

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt                       1,400         600
  Payments of long-term debt                        (3,359)        (63)
  Payments on capital lease obligation                (508)       (338)
  Proceeds from sale/leaseback transaction                      11,218
  Proceeds from issuance of common stock               238          60
  Treasury stock transactions                         (560)
  Dividends paid                                      (241)       (217)
                                                  --------    --------

Net cash flows provided by (used in)
  financing activities:                             (3,030)     11,260
                                                  --------    --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              (1,723)      2,105

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                             5,278         606
                                                  --------    --------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                $  3,555    $  2,711
                                                  --------    --------
                                                  --------    --------

Supplemental disclosures of cash flow information

Cash paid during the period for:
  Interest                                        $    414    $     88
                                                  --------    --------
                                                  --------    --------
  Income taxes                                    $    905    $    140
                                                  --------    --------
                                                  --------    --------

See notes to consolidated financial statements.

- --------------------------------------------------------------------------------

THE TODD-AO CORPORATION
- -----------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 1996
(Dollars in Thousands, except per share amounts)
- --------------------------------------------------------------------------------
If complete notes were to accompany these statements they would be substantially in the same form as those to the Company's Financial Statements for the Year
Ended August 31, 1995.  In addition the following notes are applicable:
1. In the opinion of management for the Company, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of operations have been included.

2. The consolidated financial statements include the Company and its wholly owned subsidiaries Todd-AO Studios East, Inc. ("Todd-AO East"), Todd-AO Productions, Inc., Todd-AO Digital Images, Inc. ("TDI"), Todd-AO Video Services, Inc. ("TVS"), Todd-AO Studios West ("TSW"), Todd-AO Europe Holding Ltd. ("TAO Europe") and Todd-AO's Land of the Future. All significant intercompany balances and transactions have been eliminated.

3. Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding for each of the years presented including common share equivalents arising from the assumed conversion of any outstanding dilutive stock options.

4. During 1992, Todd-AO Productions, Inc., a wholly owned subsidiary of the Company, entered into a Joint Venture Agreement with Trans-Atlantic Enterprises, Inc., for the development of motion picture and television projects. Through February 29, 1996 Todd-AO Productions had invested $2,682 (consisting of cash, services and accrued interest) in the Venture, which has been dissolved. In the event that certain projects developed by the Venture are ultimately produced or otherwise commercialized, a portion of the proceeds is payable to Todd-AO Productions.

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

     The acquisitions are being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the six months ended February 28, 1995 is presented as if the acquisitions of TSW and TAO Europe had occurred on September 1, 1994. Pro forma adjustments for TSW are primarily to operating expenses related to nonapplicable allocations made by the parent corporation of SSS, depreciation expense relating to the acquisition of assets, interest expense on borrowings in connection with the acquisition and income taxes. Pro forma adjustments for TAO Europe are primarily to amortization expense relating to allocation of the purchase price, interest expense on borrowings in connection with the acquisition and income taxes.

                                                     1995

     Revenues                                      $  27,934
                                                   ---------
                                                   ---------
     Net income                                    $     432
                                                   ---------
                                                   ---------
     Net income per common share                   $    0.05
                                                   ---------
                                                   ---------

6. The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of February 29, 1996, 785,146 shares had been repurchased. All of these shares have been cancelled and returned to authorized but unissued status.

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

     In April 1996 the Company formed a limited liability company with Chace Productions, Inc. to preserve and restore motion picture soundtracks. The new company, Todd-AO/Chace Preservation Services LLC is starting work on 80 classic feature films.

     The Company announced in March 1996 that it is in negotiations to acquire Filmatic Laboratories, Ltd., a London based film processing and video post production company.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

1.   Material Changes in Financial Condition

     In December 1994 the Company signed agreements with its bank to implement the sale/leaseback of certain equipment and a long-term revolving and term loan credit agreement in amounts of $15,000 and $10,000 respectively. In March 1995 the Company signed an amendment to the long-term revolving and term loan credit agreement increasing the amount by $8,000. In April 1996, the Company signed an amendment to the long-term revolving and term loan credit agreement increasing the amount by an additional $6,000. The sale/leaseback agreement terminates on December 30, 1999. An aggregate of $11,218 was sold and leased back on December 30, 1994. Under the new credit agreement, the Company may borrow up to $24,000 in revolving loans until November 30, 1997 when all revolving loans become term loans for the remainder of the agreement which expires November 30, 2000. These credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that the proceeds from the sale/leaseback and the borrowings available under the new credit facility will be sufficient to meet the needs of the Company for the foreseeable future.

     In February 1995 the Company used $6,878 of the proceeds from the sale/leaseback agreement to acquire substantially all of the property, equipment and inventory of Skywalker Sound South.

     In March 1995 the Company used $7,726 under the credit agreement in connection with the acquisition of Chrysalis Television Facilities Ltd.

     As of February 29, 1996 the Company has $4,651 outstanding under the credit agreement.

     The Company expects capital expenditures of approximately $5,000 for its Los Angeles, New York City and London facilities in fiscal 1996. These capital expenditures will be financed by bank leasing and credit facilities and by internally generated funds.

2.   Material Changes in Results of Operations

     YEAR-TO-DATE

     Total revenues increased 66.4% ($12,504) and operating costs and expenses increased 46.9% ($7,746).

     SOUND SERVICES:

     Sound studio revenues in California and New York increased $6,533. Revenue increases due to the inclusion of the west side Los Angeles studios of Todd-AO Studios West ("TSW") ($5,007) acquired in February 1995 were augmented by revenue increases at the Los Angeles and New York studios due primarily to increases in feature film dubbing bookings. In addition, a feature film stage which was closed for four months remodelling in the prior year was operational in the current year.

     Sound studio operating costs and expenses increased $3,578 due to the inclusion of TSW acquired in February 1995 and $103 related to the revenue increases at the Los Angeles and New York studios.

     VIDEO SERVICES:

     Total video services revenues increased $5,971. Revenues increased $5,447 due to the acquisition of Chrysalis/Todd-AO Europe, Ltd. ("Chrysalis") in March 1995. Todd-AO Video Services ("TVS") and Todd-AO Digital Images ("TDI") also reported revenue increases in the current year.

     Increases in operating costs and expenses attributable to TVS, TDI and Chrysalis were $4,071 and are related to the revenue increases described above.

     CORPORATE:

     Depreciation and amortization increased 64.5% ($1,012) primarily due to the inclusion of TSW and Chrysalis in the current year.

     Equipment lease expense net of gain on sale of equipment in connection with a sale/leaseback agreement entered into in December 1994 with the Company's institutional lender is $344 and interest expense primarily due to borrowings in connection with the acquisition of Chrysalis is $386.

     A net increase in other income of $423 is primarily due to the following: a $77 increase in interest and dividend income primarily due to investing activities in connection with the proceeds from the sale/leaseback agreement; a non-recurring provision adjustment of $215 due to the favorable settlement of a contested claim; other provision adjustments and a prior year severance cost totalling $302; current year research and development costs ($89); a net loss from the disposition of assets and investments ($21); and a decrease of $71 due to stock appreciation rights provision adjustments in the current and prior year.

     As a result of the above, income before taxes increased $3,674 and net income increased $2,200.

     CURRENT QUARTER

     Total revenues increased 31.2% ($3,142) and operating costs and expenses increased 31.8% ($2,715).

     SOUND SERVICES:

     Sound studio revenues in California and New York increased $617. Revenue increases due to the inclusion of the west side Los Angeles studios of Todd-AO Studios West ("TSW") ($1,537) acquired in February 1995 were offset by revenue decreases at the Los Angeles studios due primarily to decreases in feature film editing, television dubbing and scoring. Revenues at the New York studios were relatively unchanged.

     Sound studio operating costs and expenses increased $1,240 due to the inclusion of TSW acquired in February 1995 and decreased $624 related to the revenue decreases at the Los Angeles studios. Operating expenses at the New York studios were substantially comparable to the prior period.

     VIDEO SERVICES:

     Total video services revenues increased $2,525. Revenues increased $2,553 due to the acquisition of Chrysalis/Todd-AO Europe, Ltd. ("Chrysalis") in March 1995. Todd-AO Video Services ("TVS") and Todd-AO Digital Images ("TDI") revenues were similar to prior period levels.

     Increases in operating costs and expenses attributable to TVS, TDI and Chrysalis were $2,107 and are related to the revenues described above.

     CORPORATE:

     Depreciation and amortization increased 77.6% ($582) primarily due to the inclusion of TSW and Chrysalis in the current year.

     Equipment lease expense net of gain on sale of equipment in connection with a sale/leaseback agreement entered into in December 1994 with the Company's institutional lender is $132 and interest expense primarily due to borrowings in connection with the acquisition of Chrysalis is $184.

     A net increase in other income of $892 is primarily due to the following:
     a $160 gain from the sale of investments; a non-recurring provision adjustment of $215 due to the favorable settlement of a contested claim; other provision adjustments and a prior year severance cost totalling $302; an increase of $323 due to stock appreciation rights adjustments in the prior year.

     As a result of the above, income before taxes increased $616 and net income increased $393.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     The Company is involved in litigation and similar claims incidental to the conduct of its business. None of the pending actions is considered material.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held at 900 N. Seward Street, Los Angeles, CA on March 27, 1996. In addition to the election of directors and procedural matters, disclosure of which has been omitted pursuant to the instructions, a proposal was submitted to the stockholders to extend the expiration date of the 1986 Option Plan from August 31, 1996: (i) to August 31, 1997 with respect to all outstanding non-qualified stock options presently scheduled to expire on August 31, 1996 (relating to an aggregate of 167,960 Class A Shares); and (ii) to August 31, 1998 with respect to one half of such options. A second proposal submitted to stockholders was an increase in the number of shares reserved for issuance under the 1995 Stock Option Plan from 440,000 to 770,000. The text of the proposals and other information relating thereto is included in the Company's Proxy Statement dated February 12, 1996. The proposal relating to the 1986 Stock Option Plan was adopted by the stockholders with at least 21,986,234 affirmative votes and at least 30,361 negative votes or abstentions. The proposal relating to the 1995 Stock Option Plan was adopted by the stockholders with at least 20,804,448 affirmative votes and at least 93,250 negative votes or abstentions.

     On April 5, 1996 the Company filed a preliminary Information Statement relating to the adoption of a Restated Certificate of Incorporation by Majority Consent of Stockholders. The purpose of the transaction is to modernize the existing Certificate of Incorporation and to eliminate obsolete provisions. The Restated Certificate of Incorporation increases the number of authorized Class A and Class B Shares to 20,000,000 and 4,000,000 respectively but does not make any other material changes to the existing documents. The Company has or will obtain the written consent of a majority of the 6,442,877 Class A Shares and 1,747,178 Class B Shares outstanding as of March 29, 1996. A definitive Information Statement will be sent to stockholders prior to consummation of the action.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a). (1) Letter amendment dated April 5, 1996 to Credit Agreement dated as of December 2, 1994 between The Todd-AO Corporation and Bank of America National Trust and Savings Association.

          (2)  Exhibit 27 Financial Data Schedule.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE TODD-AO CORPORATION



 April 12, 1996                           /s/   Silas R. Cross
- ----------------                          ---------------------------
      Date                                      Silas R. Cross
                                           Chief Accounting Officer