Form 10-Q
period 1996-05-31
TODD AO CORP
filed 1996-07-15
CIK 61442

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended MAY 31, 1996

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
                Yes      X           No
                       -----       ------

The number of shares of common stock outstanding at July 8, 1996 was: 6,494,927 Class A Shares and 1,747,181 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

MAY 31, 1996

INDEX
- --------------------------------------------------------------------------------
                            PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

  The following financial statements are filed herewith:

  Consolidated Balance Sheets, May 31, 1996
      and August 31, 1995.                                           Page  3

  Consolidated Statements of Income and Retained Earnings
      for the Nine Months and Three Months Ended
      May 31, 1996 and 1995.                                         Page  5

  Consolidated Statements of Cash Flows for the Nine Months
      Ended May 31, 1996 and 1995.                                   Page  6

  Notes to Consolidated Financial Statements for the
      Nine Months Ended May 31, 1996.                                Page  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS               Page 10

                             PART II - OTHER INFORMATION

ITEM 1.
  Legal Proceedings                                                  Page 13

ITEM 4.
  Submission of Matters to a Vote of Security Holders                Page 13

ITEM 6.
  Exhibits and Reports on Form 8-K                                   Page 13

  Signature                                                          Page 14

                            PART I - FINANCIAL INFORMATION

THE TODD-AO CORPORATION

CONSOLIDATED BALANCE SHEETS
MAY 31, 1996 and AUGUST 31, 1995
(DOLLARS IN THOUSANDS)
- -------------------------------------------------------------------------------

                                                         MAY 31,     AUGUST 31,
                                                          1996          1995
                                                     -----------    ----------

ASSETS
- ------

CURRENT ASSETS:
Cash and cash equivalents                             $  3,263     $  5,278
Marketable securities                                    2,685        3,484
Trade receivables
  (net of allowance for doubtful
  accounts of $663 at May 31, 1996
  and $828 at August 31, 1995)                          11,043        6,787
Inventories (first-in first-out basis)                     661          484
Prepaid income taxes                                                    727
Deferred income taxes                                      805          924
Other                                                      552          565
                                                      --------     --------
Total current assets                                    19,009       18,249
                                                      --------     --------
INVESTMENTS                                              1,336        1,656
                                                      --------     --------

PROPERTY AND EQUIPMENT - at cost:
Land                                                     4,270        4,270
Buildings                                               10,773       10,762
Leasehold improvements                                   6,802        6,802
Lease acquisition costs                                  2,187        2,187
Equipment                                               37,022       30,734
Equipment under capital leases                           3,163        3,163
Construction in progress                                   122
                                                      --------     --------
Total                                                   64,339       57,918

Accumulated depreciation and
  amortization                                         (29,113)     (22,955)
                                                      --------     --------
Property and equipment - net                            35,226       34,963
                                                      --------     --------

GOODWILL - net                                           1,738        1,832
                                                      --------     --------

OTHER ASSETS                                               375          498
                                                      --------     --------

TOTAL                                                 $ 57,684     $ 57,198
                                                      --------     --------
                                                      --------     --------

See notes to consolidated financial statements.


- --------------------------------------------------------------------------------

THE TODD-AO CORPORATION

CONSOLIDATED BALANCE SHEETS
MAY 31, 1996 and AUGUST 31, 1995
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                         MAY 31,     AUGUST 31,
                                                          1996         1995
                                                      -----------    ----------
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                      $  2,517     $  1,784
Accrued liabilities:
  Payroll and related taxes                              1,918        1,975
  Interest                                                 129          179
  Equipment lease                                          300          396
  Other                                                    382          515
Income taxes payable                                       654
Current maturities of long-term debt                       615          759
Capitalized lease obligations - current                    867          897
Deferred income                                            446          703
                                                      --------     --------
Total current liabilities                                7,828        7,208

LONG-TERM DEBT                                           6,065        7,707

CAPITALIZED LEASE OBLIGATIONS                               68          620

DEFERRED COMPENSATION                                      265          401

DEFERRED GAIN ON SALE OF EQUIPMENT                       5,277        6,381

DEFERRED INCOME TAXES                                    3,587        3,683
                                                      --------     --------

Total liabilities                                       23,090       26,000
                                                      --------     --------

SHAREOWNERS' EQUITY:
Common Stock:
  Class A authorized 30,000,000 shares
  of $0.25 par value; issued 6,488,727
  at May 31, 1996 and 6,403,021 at
  August 31, 1995                                        1,622        1,600

  Class B authorized 6,000,000
  shares of $0.25 par value;
  issued and outstanding 1,747,181                         437          437

Additional capital                                      20,985       21,048
Retained earnings                                       11,605        7,904
Unrealized gains on marketable securities
  and long-term investments                                204          473
Cumulative foreign currency translation adjustment        (259)        (264)
                                                      --------     --------
Total shareowners' equity                               34,594       31,198
                                                      --------     --------

TOTAL                                                 $ 57,684     $ 57,198
                                                      --------     --------
                                                      --------     --------
See notes to consolidated financial statements.


- --------------------------------------------------------------------------------

THE TODD-AO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE NINE MONTHS AND THREE MONTHS ENDED MAY 31, 1996 AND 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------


                                                   NINE MONTHS                         THREE MONTHS
                                            ------------------------             ------------------------
                                            1996                1995             1996                1995
                                            ----                ----             ----                ----

REVENUES                                 $ 48,140            $ 37,125         $ 16,801            $ 18,290
                                         --------            --------         --------            --------
COSTS AND EXPENSES:
Operating costs and other expenses         37,231              29,405           12,952              12,872
Depreciation and amortization               3,967               3,014            1,379               1,444
Interest                                      531                 320              145                 220
Equipment lease expense - net                 415                 371               71                 222
Other expense (income) - net                 (554)               (223)            (179)               (271)
                                         --------            --------         --------            --------
Total                                      41,590              32,887           14,368              14,487
                                         --------            --------         --------            --------

INCOME BEFORE JOINT VENTURE
AND INCOME TAXES                            6,550               4,238            2,433               3,803

LOSS FROM JOINT VENTURE                       117                 167                0                  58
                                         --------            --------         --------            --------

INCOME BEFORE INCOME TAXES                  6,433               4,071            2,433               3,745

INCOME TAXES                                2,371               1,452              861               1,416
                                         --------            --------         --------            --------

NET INCOME                                  4,062               2,619         $  1,572            $  2,329
                                                                              --------            --------
                                                                              --------            --------

RETAINED EARNINGS BEGINNING OF PERIOD       7,904              11,087

LESS: DIVIDENDS PAID                         (361)               (326)
                                         --------            --------

RETAINED EARNINGS END OF PERIOD          $ 11,605            $ 13,380
                                         --------            --------
                                         --------            --------
NET INCOME PER COMMON SHARE
AND COMMON SHARE EQUIVALENT              $    .46            $    .31         $    .18            $    .28
                                         --------            --------         --------            --------
                                         --------            --------         --------            --------

AVERAGE SHARES OUTSTANDING              8,805,359           8,351,588        8,883,035           8,365,544
                                        ---------           ---------        ---------           ---------
                                        ---------           ---------        ---------           ---------

See notes to consolidated financial statements.

THE TODD-AO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 1996 AND 1995
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------


                                                       1996               1995
                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  4,062           $  2,619
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating activities:

    Depreciation and amortization                     3,967              3,014
    Deferred income taxes                                23                845
    Loss from joint venture                                                167
    Deferred compensation and other                    (136)              (107)
    Amortization of deferred gain
      on sale of equipment                           (1,104)              (612)
    Loss on sale of marketable
      securities and investments                         42                 29
    Changes in assets and liabilities:
      Trade receivables                              (4,022)            (4,459)
      Inventory and other current assets                (16)              (222)
      Accounts payable and accrued
        liabilities                                     103              1,233
      Accrued equipment lease                           (96)               394
      Income taxes                                    1,212                433
      Deferred income                                  (257)               347
                                                   --------           --------

Net cash flows provided by
  operating activities:                               3,778              3,681
                                                   --------           --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities
    and investments                                     (73)              (489)
  Proceeds from sale of marketable
    securities and investments                          881              1,159
  Capital expenditures                               (3,317)            (2,638)
  Contributions to joint venture                                          (167)
  Purchase of Skywalker Sound South                                     (6,966)
  Purchase of Chrysalis Television
    Facilities Ltd.                                                     (8,002)
  Other assets                                          128                  1
                                                   --------           --------

Net cash flows (used in)
  investing activities:                              (2,381)           (17,102)
                                                   --------           --------



CONTINUED ON PAGE 7

- --------------------------------------------------------------------------------

THE TODD-AO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 1996 AND 1995
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                       1996              1995
                                                       ----              ----

CONTINUED FROM PAGE 6


CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt                        2,175              7,714
  Payments of long-term debt                         (4,516)               (84)
  Payments on capital lease obligation                 (669)              (820)
  Proceeds from sale/leaseback transaction                              11,218
  Proceeds from issuance of common stock                519                 60
  Treasury stock transactions                          (560)
  Dividends paid                                       (361)              (326)
                                                    -------            -------

Net cash flows provided by (used in)
  financing activities:                              (3,412)            17,762
                                                    -------            -------
Effect of exchange rate changes on cash                                    (13)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               (2,015)             4,328

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                              5,278                606
                                                    -------            -------


CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                  $ 3,263            $ 4,934
                                                    -------            -------
                                                    -------            -------

Supplemental disclosures of cash flow information

Cash paid during the period for:
  Interest                                           $   581            $   117
                                                     -------            -------
                                                     -------            -------
  Income taxes                                       $ 2,495            $   675
                                                     -------            -------
                                                     -------            -------

See notes to consolidated financial statements.

- --------------------------------------------------------------------------------

THE TODD-AO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------
If complete notes were to accompany these statements they would be substantially in the same form as those to the Company's Financial Statements for the Year
Ended August 31, 1995.  In addition the following notes are applicable:
1. In the opinion of management for the Company, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of operations have been included.

2. The consolidated financial statements include the Company and its wholly owned subsidiaries Todd-AO Studios East, Inc. ("Todd-AO East"), Todd-AO Productions, Inc., Todd-AO Digital Images, Inc. ("TDI"), Todd-AO Video Services, Inc. ("TVS"), Todd-AO Studios West ("TSW"), Todd-AO Europe Holding Ltd. ("TAO Europe"), Todd-AO Preservation Services and Todd-AO's Land of the Future. All significant intercompany balances and transactions have been eliminated.

3. Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding for each of the years presented including common share equivalents arising from the assumed exercise of any outstanding dilutive stock options.

4. On February 15, 1995, TSW (a wholly owned subsidiary of the Company) acquired substantially all of the property, equipment and inventory of Kaytea Rose, Inc. (dba Skywalker Sound South) ("SSS"). TSW provides post production sound services to the film and television industries. In consideration of the purchase, TSW paid $6,966 in cash. TSW is included in the Company's results of operations from February 1995.

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

    The acquisitions are being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the nine months ended May 31, 1995 is presented as if the acquisitions of TSW and TAO Europe had occurred on September 1, 1994. Pro forma adjustments for TSW are primarily to operating expenses related to nonapplicable allocations made by the parent corporation of SSS, depreciation expense relating to the acquisition of assets, interest expense on borrowings in connection with the acquisition and income taxes. Pro forma adjustments for TAO Europe are primarily to amortization expense relating to allocation of the purchase price, interest expense on borrowings in connection with the acquisition and income taxes.

                                                         1995

    Revenues                                          $  46,224
                                                      ---------
                                                      ---------
    Net income                                        $   2,761
                                                      ---------
                                                      ---------
    Net income per common share                       $    0.33
                                                      ---------
                                                      ---------

5. The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of May 31, 1996, 795,146 shares had been repurchased.
    All of these shares have been cancelled and returned to authorized but unissued status.

6. On August 11, 1995 a 10% stock dividend was declared for holders of Class A and Class B stock, payable on September 29, 1995 to shareholders of record on September 8, 1995.

    The financial statements set forth herein, and applicable share and per share data for periods and dates included in the accompanying financial statements and notes, have been adjusted to retroactively reflect the stock dividend.

7. The Company is in the process of organizing a limited liability company ("LLC") with United Artists Theatre Circuit, Inc., an operator of motion picture theatres ("UATC") for the purpose of exploiting proprietary technology to conserve film stock and reduce the length of wide screen film release prints. The technology, known as "Compact Distribution Print" or "CDP", is in the final stages of development. It is anticipated that the Company and UATC will each have a 50% interest in any profits of the LLC, which is known as "CDP Limited Liability Company".

    In April 1996 TAO Europe (a wholly owned subsidiary of the Company) acquired all the outstanding shares of Filmatic Laboratories, Ltd. ("Filmatic"), a London based film processing and video post production company for the sum of $1. Concurrently with the acquisition, TAO Europe advanced and paid on behalf of Filmatic bank debt in the amount of $555. While the acquisition is integral to the Company's goals, it is not material to the Company's consolidated financial statements.

    The Company announced in June 1996 that it is in negotiations to acquire Editworks, a limited liability company, based in Atlanta, Georgia and engaged in the business of providing a full range of video tape editorial post production services. Editworks is the DBA name for Edit Acquisition LLC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

1.  Material Changes in Financial Condition

    In December 1994 the Company signed agreements with its bank to implement the sale/leaseback of certain equipment and a long-term revolving to term loan credit agreement. An aggregate of $11,218 was sold and leased back on December 30, 1994. The sale/leaseback agreement terminates on December 30, 1999. Amendments to the credit agreement in March 1995, April 1996 and June 1996 have increased the amount available from $10,000 to $28,000. In addition, the June 1996 amendment converted the credit agreement from a revolving to term facility to a reducing revolving facility. Under the credit agreement, the Company may borrow up to $28,000 in revolving loans until February 28, 2000. On that date and quarterly thereafter until the expiration of the agreement on November 30, 2003, the revolving loan commitment shall reduce by 5% of the original loan commitment. These credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that the proceeds from the sale/leaseback and the borrowings available under the credit facility will be sufficient to meet the needs of the Company for the foreseeable future.

    In February 1995 the Company used $6,878 of the proceeds from the sale/leaseback agreement to acquire substantially all of the property, equipment and inventory of Skywalker Sound South.

    In March 1995 the Company used $7,726 under the credit agreement in connection with the acquisition of Chrysalis Television Facilities Ltd.

    As of May 31, 1996 the Company has $5,327 outstanding under the credit agreement.

    The Company expects capital expenditures of approximately $7,000 for its Los Angeles, New York City and London facilities in fiscal 1996. These capital expenditures will be financed by bank leasing and credit facilities and by internally generated funds.

2.  Material Changes in Results of Operations

    YEAR-TO-DATE

    Total revenues increased 29.7% ($11,015) and operating costs and expenses increased 26.6% ($7,826).

    SOUND SERVICES:

    Sound studio revenues in California and New York increased $4,367. Revenue increases were due primarily to the inclusion of Todd-AO Studios West ("TSW") ($4,241) acquired in February 1995.

    Sound studio operating costs and expenses increased $2,864 primarily due to the inclusion of TSW acquired in February 1995.

    VIDEO SERVICES:

    Total video services revenues increased $6,648. Revenues increased $5,643 due to the acquisition of Chrysalis/Todd-AO Europe, Ltd.

    ("Chrysalis") in March 1995 and $338 due to the acquisition of Todd-AO Filmatic ("Filmatic") in April 1996. Todd-AO Video Services ("TVS") increased $872 and Todd-AO Digital Images ("TDI") revenues decreased $205 in the current year.

    Increases in operating costs and expenses attributable to Chrysalis, Filmatic and TVS were $4,882 and are related to the revenue increases described above.

    CORPORATE:

    Depreciation and amortization increased 31.6% ($953) primarily due to the inclusion of TSW and Chrysalis in the current year.

    Equipment lease expense net of gain on sale of equipment in connection with a sale/leaseback agreement entered into in December 1994 with the Company's institutional lender is $415 and interest expense primarily due to borrowings in connection with acquisitions is $531.

    A net increase in other income of $331 is primarily due to the following: non-recurring provision adjustments of $215 and $218 due to the favorable settlement of a contested claim and prior year business taxes; other provision adjustments and a prior year severance cost totalling $302; current year research and development costs ($112) and a decrease of $254 due to stock appreciation rights provision adjustments in the current and prior year.

    As a result of the above, income before taxes increased $2,362 and net income increased $1,443.

    CURRENT QUARTER

    Total revenues decreased 8.1% ($1,489) and operating costs and expenses remained the same. In the prior year, the ratio of operating costs to revenue were low due to certain favorable contracts and arrangements. In the current year, the ratio of operating costs to revenue returned to a more normal level. In addition, certain fixed costs increased by approximately $300 in the current year.

    SOUND SERVICES:

    Sound studio revenues in California and New York decreased $2,166. Revenue decreases at the Los Angeles studios were due primarily to decreases in feature film editing, scoring and ancillary services. Revenues at TSW and the New York studios decreased due to an exceptional quarter in the prior year which included services performed on the feature films "Die Hard 3" at TSW and "Apollo 13" (which won the Academy Award for sound this year) in New York.

    Sound studio operating costs and expenses decreased $812 due to the revenue decreases described above.

    VIDEO SERVICES:

    Total video services revenues increased $677. Revenues increased $338 due to the acquisition of Todd-AO Filmatic ("Filmatic") in April 1996. Chrysalis increased $196 and TVS increased $360. Todd-AO Digital Images ("TDI") revenues decreased $217.

    Increases in operating costs and expenses attributable to TVS, Filmatic and Chrysalis were $904. These include corporate overhead costs of $192 in the current year.

    CORPORATE:

    Depreciation and amortization decreased $65.

    Equipment lease expense net of gain on sale of equipment in connection with a sale/leaseback agreement entered into in December 1994 with the Company's institutional lender is $71 and interest expense primarily due to borrowings in connection with acquisitions is $145.

    A net decrease in other income of $92 is primarily due to the following: a non-recurring provision adjustment of $218 due to the favorable settlement of prior years business taxes; $83 decrease in interest and dividend income; other provision adjustments and a decrease of $183 due to stock appreciation rights adjustments in the prior year.

    As a result of the above, income before taxes decreased $1,312 and net income decreased $757.

                             PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    The Company is involved in litigation and similar claims incidental to the conduct of its business. None of the pending actions is considered material.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 6, 1996 the Company filed a definitive Information Statement relating to the adoption of a Restated Certificate of Incorporation (the "Restated Certificate") by Majority Consent of Stockholders. The Information Statement was sent to stockholders on or about May 13, 1996. The purpose for the Restated Certificate was to modernize the previous Certificate of Incorporation and to eliminate obsolete provisions. The Restated Certificate increased the number of authorized Class A and Class B shares to 30,000,000 and 6,000,000 respectively but did not make any other material changes to the existing documents. Adoption of the Restated Certificate required the written consent of a majority of the 6,442,877 Class A shares and a majority of the 1,747,178 Class B Shares outstanding as of March 29, 1996, and the written consents of at least 3,257,666 Class A Shares and 1,703,636 Class B shares were obtained.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a). (1) Agreement for the acquisition of the entire issued share capital of Filmatic Laboratories Ltd. dated as of April 18, 1996 between David L. Gibbs, Ian Magowan and Todd-AO Europe Holding Company Ltd.

         (2) Third amendment dated June 14, 1996 to Credit Agreement dated as of December 2, 1994 between The Todd-AO Corporation and Bank of America National Trust and Savings Association.

         (3)  Exhibit 27 Financial Data Schedule.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE TODD-AO CORPORATION



  July 12, 1996                           /s/   Silas R. Cross
- -----------------                        --------------------------
      Date                                      Silas R. Cross
                                           Chief Accounting Officer