Form 10-K
period 1996-08-31
TODD AO CORP
filed 1996-11-27
CIK 61442

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended AUGUST 31, 1996
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
COMMON STOCK, CLASS A,                                 NASDAQ
   $ .01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
           Yes   X          No
               -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates at November 1, 1996 was approximately $52,000,000

The number of shares of common stock outstanding at November 1, 1996 was:
6,556,520 Class A Shares and 1,747,181 Class B Shares.


                         DOCUMENTS INCORPORATED BY REFERENCE

None

THE TODD-AO CORPORATION
------------------------------------------------------------------------------
Annual Report on Form 10-K
August 31, 1996

TABLE OF CONTENTS
------------------------------------------------------------------------------
Part I                                                                    Page

         Item 1  - Business                                                  1
         Item 2  - Properties                                                6
         Item 3  - Legal Proceedings                                         7
         Item 4  - Submission of Matters to a Vote
                   of Security Holders                                       7

Part II

         Item 5  - Market for the Registrant's Common
                   Stock and Related Stockholder Matters                     8
         Item 6  - Selected Financial Data                                   9
         Item 7  - Management's Discussion and Analysis
                   of Financial Condition and
                   Results of Operations                                     9
         Item 8  - Financial Statements and
                   Supplementary Data                                       12
         Item 9  - Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                                     12

Part III

         Item 10 - Directors and Executive Officers
                   of the Registrant                                        13
         Item 11 - Executive Compensation                                   15
         Item 12 - Security Ownership of Certain
                   Beneficial Owners and Management                         17
         Item 13 - Certain Relationships and Related
                   Transactions                                             18

Part IV

         Item 14 - Exhibits, Financial Statement Schedule
                   and Reports on Form 8-K                                  19

                   Signatures                                               20
                   Exhibit Index                                            21

                   Index to Financial Statement
                   and Schedule                                             25

                                        PART I

ITEM 1.   BUSINESS.

          The Todd-AO Corporation and its subsidiaries (collectively "Todd-AO" or the "Company") provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe. The Company believes that it is one of the largest independent providers of combined sound studio and video services in the world, with facilities located in Los Angeles, New York, London and Atlanta. Sound services include music recording, sound editing and enhancement and the mixing of dialogue, music and sound effects. Todd-AO's principal video services include film-to-video transfer (telecine), mastering and duplication of professional videotape formats, transmission for satellite broadcast, videotape editing, audio post production, and visual effects and graphics. Todd-AO provides these sound and video services to over 500 clients, including the major motion picture studios and television production companies. The Company believes that its principal strengths include the depth and continuity of its creative and artistic talent, the quality and scope of its facilities, a tradition of providing quality services to its clients, and a history of technological innovation. Since its inception in 1952, the Company and its employees have been nominated for 31 Academy Awards-Registered Trademark- and have won 18.

          Demand for the Company's services and facilities is principally derived from the production of new motion pictures, television programs and television commercials, as well as the distribution of previously released motion picture and television programming through distribution channels such as television syndication, home video, cable and satellite. Historically, its clients have outsourced, and are expected by the Company to continue to outsource, many services required for production, post production, and distribution of film and television programming. The Company believes that trends toward digitalization and globalization in the entertainment and media industries are increasing the quality, variety and number of post production services required by customers. The Company believes that the worldwide market penetration of distribution channels such as home video and digital satellite broadcast is contributing to a growing demand for original and reissued programming, American product in particular, which in turn should increase demand for the Company's services.

          The Company's objective is to be the leading worldwide independent provider of sound and video post production services. Since 1994, the Company has implemented a strategy to achieve this objective and to capitalize on the movement towards digitalization and globalization in the motion picture and television industries by expanding its range of services through strategic acquisitions, internal growth and strategic alliances. The Company believes that in the future, U.S. and international entertainment and media companies will demand a broader range of sound and video post production services and are likely to prefer a single-source provider. To implement its strategy, the Company has assembled a senior management team experienced in the industry.

          The Company entered the video services business in 1994 through its acquisition of Film Video Masters by Todd-AO Video Services. In February 1995, the Company expanded its sound studio business through the acquisition of Skywalker Sound South, renamed Todd-AO Studios West, with sound studios and facilities located in the West Los Angeles area. Also, in March 1995, the Company expanded its operations into Europe through the acquisition of Chrysalis Television Facilities, Ltd. ("Chrysalis") in London, which also augmented the Company's video services capabilities to include the collation of television programming for satellite broadcast. The purchase of Filmatic Laboratories ("Filmatic")in 1996 enlarged Todd-AO's video services capabilities in London and added film processing capability. In August 1996, the Company acquired Edit Acquisition LLC ("Editworks") located in Atlanta, Georgia, which specializes in providing video services to the advertising industry. As a result of these transactions, the Company has expanded its client base, increased its range of services and broadened its global market coverage.

          Largely as a result of efforts implementing its strategy, the Company's annual sales have grown in the past three years at an annual compounded rate of 32% from $27.4 million in fiscal 1993 to $62.9 million in fiscal 1996. Net income has grown in the same period at an annual compounded rate of 62% from $1.14 million in fiscal 1993 to $4.84 million in fiscal 1996.

SOUND STUDIO OPERATIONS

GENERAL

          Todd-AO performs post production sound services primarily for theatrical feature films, television series, television specials, movies-of-the-week, trailers and commercials. Sound services include music recording, sound editing and enhancement, mixing of music, sound effects, and dialogue and narration. After picture editing, the soundtrack becomes the primary focus of the production process. Feature film and television producers utilize the Company's studio facilities and highly skilled sound engineers to mix (rerecord) the basic elements of a soundtrack: dialogue (or narration), music ("score") and all other recorded sounds referred to collectively as "sound effects." A number of ancillary services derive from this core activity, including sound effects editing, film-to-tape and tape-to-tape transfers and duplication, automated dialogue replacement ("ADR"), live recorded sound effects ("Foley"), equipment rental, edit room rental and sale of film and tape stock ("rawstock").

          The demand for the Company's core motion picture services has historically been seasonal, with higher demand in the fall (first fiscal quarter) and spring (third fiscal quarter) preceding the Christmas holiday season and summer theatrical releases, respectively. Demand has been lower in the winter and summer, corresponding to the Company's second and fourth fiscal quarters, respectively. Accordingly, the Company has historically experienced, and expects to continue to experience, quarterly fluctuations in revenue and net income.

FACILITIES

          Currently, the Company offers 26 acoustically designed sound stages equipped with modern sound recording equipment, providing a broad range of sound services for both film and video tape. Todd-AO's scoring stage can accommodate up to 150 musicians for live sound recording. The mixing (rerecording) stages provide premium services including stereo sound in both 35mm and 70mm formats. Each of the Company's major feature stages has the capability to create soundtracks utilizing any of the current digital release formats. In order to emulate the movie theater environment, the Company's film recording stages are of significant size. The Company believes that its scoring stage is one of the largest in the world. In total, the Company has over 69,000 square feet of stage space.

          Todd-AO's facilities are conveniently located and readily accessible to the film making and television community, with locations in Hollywood, the San Fernando Valley, Los Angeles' westside and New York.

ACADEMY AWARDS-Registered Trademark-

          Todd-AO has a long history and tradition of providing quality sound services, starting with the theatrical release of OKLAHOMA! in 1955. Equally important as the Company's technical facilities is the talented staff of associated recording mixers. The Company's mixing teams have won numerous Academy Awards-Registered Trademark- and Emmys, including a Lifetime Achievement Award for Fred Hynes, who was a sound mixer of the Company for over 30 years. This long tradition of sound recording excellence continues today. The Company's employees have received eight Academy Award-Registered Trademark- nominations for Best Sound in the last nine years and two Academy Awards-Registered Trademark- for Best Sound in the last four years. A list of some of Todd-AO's 1996 credits include: A TIME TO KILL, COURAGE UNDER FIRE, THE CABLE GUY, MISSION IMPOSSIBLE, FLED, and THE CHAMBER.

          The Academy Awards-Registered Trademark- and nominations for Best Sound received by the Company or its creative personnel are described below (with Academy Award-Registered Trademark- winners shown in bold):


 YEAR     MOVIE(S)                      YEAR     MOVIE(S)
 ----     --------                      ----     --------
1995      APOLLO 13, Braveheart         1977     Close Encounters of the Third Kind, Sorcerer
1994      Legends of the Fall           1976     A Star Is Born
1993      Schindler's List              1973     THE EXORCIST
1992      LAST OF THE MOHICANS          1972     CABARET
1990      Dick Tracy                    1965     THE SOUND OF MUSIC
1988      Who Framed Roger Rabbit       1963     Cleopatra
1987      Empire of the Sun             1961     WEST SIDE STORY
1985      OUT OF AFRICA                 1960     THE ALAMO
1982      E.T. - THE EXTRA-TERRESTRIAL  1959     Porgy and Bess
1979      1941                          1958     SOUTH PACIFIC
1978      Hooper                        1955     OKLAHOMA!


Other Academy Awards-Registered Trademark- received:

 YEAR          ACCOMPLISHMENT
 ----          --------------

1995           Scientific/Technical Achievement Award
1994           Scientific/Technical Achievement Award
1987           Gordon E. Sawyer Lifetime Achievement Award (Fred Hynes)
1980           Honorary Award (Fred Hynes)
1973           Scientific/Technical Achievement Award
1968           Scientific/Technical Achievement Award
1957           Scientific/Technical Achievement Award


VIDEO SERVICES

          Todd-AO, through its various subsidiaries and divisions in Los Angeles, New York, London and Atlanta, provides video services (electronic post production services) principally to the worldwide motion picture, television, home video and advertising industries. Video post production is provided by skilled technicians using sophisticated electronic equipment and computers to process images and sound from film, videotape and computers onto a master element from which distribution and broadcast materials are created for worldwide markets. These markets include theatrical releases, home video, cable, pay television, syndication, network, satellite, multimedia and advertising. Todd-AO provides its video services to over 150 customers including the major motion picture and television studios, independent producers, advertising agencies, television networks, cable program suppliers and television program syndicators.

          Todd-AO's principal video and related services are as follows:

          -FILM-TO-VIDEO TRANSFER (TELECINE). All feature films and most television programming and advertising are produced on film but viewed (except in movie theaters) on an electronic medium such as a television screen. Todd-AO transfers the film to a video master in a frame-by-frame process in which skilled personnel use specialized equipment to accurately render the proper tone, color and lighting from the film original to the video master.

          -MASTERING AND DUPLICATION OF PROFESSIONAL FORMAT VIDEOTAPE. Todd-AO receives original master elements from a program provider such as a motion picture, television, commercial production, or home video company and duplicates the master for broadcast use in a variety of professional formats. Duplicates are used by television stations, home video duplicators, cable systems operators, cable program suppliers, TV networks, pay-per-view and satellite distribution companies to exhibit programs and commercials. Airlines use duplicates to exhibit in-flight movies.

          -TRANSMISSION. Chrysalis transmits television channels for satellite and cable broadcasters by providing services to generate video and audio signals which are passed on to the uplink provider for distribution by satellite. Clients provide details of each program and its exact duration. Each day, the client supplies a computerized playlist detailing the next 24 hours of network programming. This playlist is input into dedicated technology which consecutively plays each program at the correct time, thereby creating the continuous network output. To provide such transmission services (often on a 24 hours a day, 7 days a week basis), Chrysalis provides the technology, operational staff, physical library, database services, engineering support and emergency power (in case of electrical failure).

          -VIDEOTAPE EDITING. Editing entails the electronic transfer of video or audio information from one or more sources to a new master element. Editing is a highly creative service with individual editors often attaining star status and receiving screen credits.

          -AUDIO POST PRODUCTION. The Company provides services referred to as audio layback and audio augmentation. Layback is the process by which the sound and picture are synchronized and is frequently provided with telecine. The final soundtracks for feature films often include foreign languages for international release and are usually prepared separately for synchronization to match the various versions of the picture. Audio augmentation or "sweetening" is the process used to restore or modify existing sound or create new sound. Sweetening allows for the addition of music or sound effects, and eliminates unwanted portions of previously recorded sound.

          -VISUAL EFFECTS AND GRAPHICS. The Company provides visual effects and graphics services using modern computer imaging systems such as Silicon Graphics workstations. Visual effects for motion pictures and television include anything from a simple "fade to black" to the intricate "special effects" common in today's feature films. Graphic services entail the creating and melding of computer-generated images, video and audio, into programming, including commercial advertising, television music videos, and corporate video.

          -BROADCAST STANDARDS CONVERSION. Several technically incompatible video standards for broadcasting are in use throughout the world. The Company converts feature films and television programs to or from any global standard, depending on the intended market.

          -CLOSED CAPTIONING/SUBTITLING. The vast majority of programming is closed captioned (for the hearing impaired) or subtitled for foreign languages. The Company electronically applies captions and subtitles onto the program.

          -PRODUCT EVALUATION/QUALITY ASSURANCE. The Company provides comprehensive evaluation and quality control for video and audio products. Todd-AO has consulted with several of the major entertainment and equipment manufacturing companies to develop post production specifications, equipment and processes.

          -VAULTING/STORAGE. Todd-AO provides storage for up to 100,000 units in its environmentally controlled and secured vaults. The Company also offers database and tracking services, 24-hour shipping and delivery services and element disposal.

          Todd-AO's ten largest video service customers account for over 75% of the division's total revenues.

OTHER SERVICES

          -PRESERVATION. Todd-AO has organized a limited liability company with Chace Productions, Inc. for the protection, preservation, storage and retrieval of motion picture and television sound tracks. Todd-AO/Chace is a vertically integrated company, providing a full range of sound preservation, media management services including data collection, transfer, protection and hierarchical storage. In addition to sound track preservation, Todd-AO/Chace intends to provide complete library services. These include client/server access, cataloguing, data base creation and entry, custom transfer services and audition libraries.

          -FILM PROCESSING. Filmatic provides film laboratory services including film developing, printing, cleaning and negative film cutting. Established in 1935, Filmatic is widely considered to be one of England's premier specialty film laboratories, providing its services to over 1,000 customers, including colleges, universities, corporate and training companies, film and video libraries, independent production companies and broadcast television. Currently, the British Broadcasting Corp. represents 20% of Filmatic's business.

          -COMPACT DISTRIBUTION PRINT. CDP Limited Liability Company, a joint venture of Todd-AO and United Artists Theatre Circuit, Inc., has created a new print process, known as Compact Distribution Print or CDP. The CDP process reduces the length of feature release prints without affecting picture or sound quality by eliminating 37% of interframe waste in standard prints, an inefficiency which has existed since the 1950s. In addition to potential savings realized from reduced film stock footage and developing costs, a compact print can generally be distributed on a single reel, thereby reducing shipping and handling costs. Opportunities for the implementation of CDP are currently being explored. The joint venture has received no firm commitments for the application of CDP, and there are no assurances that film distributors will choose to implement CDP.

COMPETITION

          The Company encounters intense competition in each of the markets that it serves. The Company competes on the basis of quality, service, capacity, technical capability and price. Although price is an important competitive factor, the lowest price is seldom the sole determining factor. The cost of the Company's services is generally low in relation to the overall budget or anticipated revenues of the project. Quality, capacity and service remain the critical competitive factors in providing post production services.

          The Company's sound studio operations compete in both the feature film and television markets. In the film market, competition for sound services is predominantly driven by the skill and creativity of sound mixers. The Company does not believe that it has a major independent competitor for feature films in the Los Angeles marketplace. However, on a wider basis, LucasFilm in Marin County, California, Sound One in New York and certain London post production sound facilities compete with the Company for motion picture studio clientele. In the television market, the competition is intense and television pricing is constantly under pressure. In addition to competing with the major studios, the Company also competes with a wide array of independent post production sound facilities. The Company believes that its major competitors are Larson Sound, Four Media Company ("4MC"), West Productions, Echo Sound and Digital Sound and Picture.

          With respect to video services, a variety of other companies offer special effects, post production video and transmission services similar to those provided by Todd-AO. Many of these competitors are larger and have greater financial resources than the Company. Competition for video services within a geographical region tends to be highly fragmented with a few larger full service companies and numerous small firms specializing in only one or two services. Most small operations are centered around key personnel who serve one or two clients based on long-standing relationships.

          The Company believes its major direct competitors in the Los Angeles market for distribution, telecine and professional duplication work are 4MC, Modern Videofilm, Vidfilm, Fototronics and All Post. These companies all currently provide a significantly larger and more complete array of services and facilities than Todd-AO.

          The Company believes its major direct competition in the London market for transmission are Molinare, Oasis, Telecine and TVP. All provide a mixture of services for both large and small media clients across the broadcast sector, and are conveniently located in the prime vendor area in London's

Soho district, close to many of the customers' offices. The Company believes its major competition in the London market for film laboratory services are Rank, Technicolor, Metrocolor, Soho Images, Colour Film Services and Buck Laboratories. The Company believes its major direct competition in the Atlanta market for editing and graphics are Crawford Communications, Inc., Video Tape Associates, Inc. ("VTA") and Peachtree Post. Crawford Communications and VTA are both considerably larger and currently offer a more complete array of services and facilities than does Editworks.

EMPLOYEES

          Todd-AO employs approximately 500 employees, some on a project-by-project basis. The Company has employment agreements with 60 of its key management, creative and technical personnel. The Company's sound studio creative and technical personnel are subject to a collective bargaining agreement with the International Association of Theatrical and Stage Employees. The Company has never experienced a work stoppage and considers relations with its employees to be excellent.

PRINCIPAL STOCKHOLDERS

          Over 58% of the Company's outstanding shares (representing over 84% of the voting power) are beneficially owned by Marshall Naify, Robert A. Naify, certain members of their families and certain trusts for the benefit of family members (the "Naify Interests").

ITEM 2.   PROPERTIES.

          Sound studio operations are conducted in various owned, leased or licensed premises in the Los Angeles area, New York City, Atlanta and London. The Company's facilities are adequate to support its anticipated business.

          The Company owns approximately 147,000 sq. ft. of building space in Los Angeles. In addition, approximately 127,000 sq. ft. of building space are subject to lease or license agreements. In London, Todd-AO owns the underlying freehold of 17,600 sq. ft. of building space. It leases this area to a third party under a lease agreement which expires in December 2042 and subleases the same area from its tenant under a lease agreement which expires in March 2008. Todd-AO also leases an additional 3,500 sq. ft. of its owned London property to a third party under a lease agreement which expires in June 2009. The Company also owns two undeveloped parcels of land in Killeen, Texas.

          The Company's Los Angeles sound studio facilities include premises licensed from Radford Studio Center under agreements expiring in 2003, each of which can be extended for an additional five years at the Company's option. The New York sound studio facilities operate under a lease agreement which expires in December 2002 and which can be extended for an additional eight years at the Company's option. The New York lease agreement can be terminated by the Company at any time upon six months' written notice to the landlord.

          The Company's Los Angeles post production video service facility operates under a lease agreement for approximately 20,000 square feet which expires in August 1999 and which can be extended for two additional five-year terms or terminated on 90 days' written notice at the Company's option.

          The newly acquired Atlanta post production facility operates under a lease agreement for approximately 12,600 square feet which expires in December 2001 and which can be extended for two additional five-year terms.

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

                                       PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS.

          The Company has two classes of Common Stock designated as Class A Stock and Class B Stock, as described below. There were approximately 1,050 and 7 record holders of Class A and Class B Stock, respectively, as of November 1, 1996. The number of holders of Class A Common Stock does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

          On July 9, 1996, the par value of all classes of stock was reduced from $.25 to $.01 per share.

Class A Stock

          The Company's Class A Common Stock is traded on the Nasdaq National Market System under the symbol "TODDA." The following table sets forth, for the periods indicated, the high and low sales prices (without adjustment to reflect the 10% stock dividend paid on September 29, 1995) for the Class A Common Stock as reported on the Nasdaq National Market.

                                  STOCK PRICE RANGES

FISCAL YEAR                                                            CLOSE
-----------                                                         ----------
                                                                    HIGH   LOW
                                                                    ----   ---
1995
----
First Quarter..............................................         6 1/2      5
Second Quarter.............................................             6      4
Third Quarter..............................................         6 3/8      5
Fourth Quarter.............................................        11 1/2  5 5/8

1996
----
First Quarter..............................................            11      7
Second Quarter.............................................         9 3/4  7 1/8
Third Quarter..............................................        19 1/4  8 3/4
Fourth Quarter.............................................            17  8 1/2


          The holders of Class A Common Stock are entitled to cumulative cash dividends at an annual rate of $.045 per share before any cash dividends may be declared or paid on the Class B Common Stock. Holders of Class B Common Stock are entitled to cash dividends equal to 90% of the cash dividends paid on the Class A Common Stock.

          The Company paid cash dividends of $.06 per Class A share for the fiscal years 1995 and 1996. On August 11, 1995, a 10% stock dividend was declared for holders of Class A and Class B stock payable on September 29, 1995 to shareholders of record on September 8, 1995.

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

          As of August 31, 1996, 1,747,181 Class B shares were outstanding and owned by 7 shareholders, including 1,703,639 Class B shares owned by the Naify Interests. Dividends in the amount of $0.054 per Class B share were paid for fiscal years 1995 and 1996. The Company acts as Transfer Agent for the Class B common stock.

ITEM 6.   SELECTED FINANCIAL DATA
          (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

                                              Years Ended August 31

                                      1992     1993     1994     1995     1996

Revenues..........................   $28,150  $27,402  $32,892  $50,003  $62,920
                                     -------  -------  -------  -------  -------
                                     -------  -------  -------  -------  -------

Net income........................   $ 2,129  $ 1,137  $ 1,780  $ 3,375  $ 4,844
                                     -------  -------  -------  -------  -------
                                     -------  -------  -------  -------  -------

Income per Common Share (1).......   $   .25  $   .14  $   .22  $   .40  $   .55
                                     -------  -------  -------  -------  -------
                                     -------  -------  -------  -------  -------

Total Assets......................   $31,892  $31,834  $36,728  $57,198  $64,186
                                     -------  -------  -------  -------  -------
                                     -------  -------  -------  -------  -------

Total Long-Term Debt Obligations..   $ 1,750  $     0  $ 1,467  $ 8,327  $ 9,354
                                     -------  -------  -------  -------  -------
                                     -------  -------  -------  -------  -------

Cash Dividends:
  Class A Shares..................   $ .0575  $   .06  $   .06  $   .06  $   .06
                                     -------  -------  -------  -------  -------
                                     -------  -------  -------  -------  -------

  Class B Shares..................   $.05175  $  .054  $  .054  $  .054  $  .054
                                     -------  -------  -------  -------  -------
                                     -------  -------  -------  -------  -------


(1) Income per share computed using the average number of shares outstanding and common stock equivalents of 8,350,594, 8,278,932, 8,195,678, 8,399,462 and 8,845,321 in 1992, 1993, 1994, 1995 and 1996, respectively.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

GENERAL

          The Company derives its revenue primarily from sound and video services to the motion picture and television industries.

          Over the past decade, the Company provided sound services exclusively until the August 1994 acquisition of Todd-AO Video Services. This acquisition represented a fundamental shift in management's vision of the Company's future. Prior to fiscal 1995, the core sound business had grown from $14,000 in revenues in 1986 to almost $33,000 in fiscal 1994, but profitability was volatile and inherently subject to scheduling conflicts, unpredictable overtime revenues and seasonality.

          Beginning in fiscal 1995, the Company pursued a strategy of diversifying its operations by acquiring or establishing complementary service companies in the production and post production markets. This diversification is not only functional but geographical, as represented by the acquisitions in

March 1995 of Chrysalis in London and in August 1996 of Editworks in Atlanta. The Company also acquired Todd-AO Studios West in 1995 and Filmatic in 1996.

RESULTS OF OPERATIONS

          The following discussion provides an analysis of the Company's results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes thereto. The operating results for the periods presented were not significantly affected by inflation.

          The following sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's revenues:

                                                   YEARS ENDED AUGUST 31,
                                                 ---------------------------
                                                   1994     1995      1996
                                                 -------  --------  --------

Revenues....................................      100.0%   100.0%    100.0%

Costs and expenses:
 Operating costs and other expenses.........       82.2     79.7      77.8
 Depreciation and amortization..............        7.9      7.8       8.5
 Interest...................................         --      1.2       1.1
 Equipment lease expense, net...............         --      1.2       0.8
 Other (income) expense, net................       (2.3)    (0.6)     (0.5)
                                                 -------  --------  --------
    Total costs and expenses................       87.8     89.3      87.7
                                                 -------  --------  --------
Income before loss from joint venture
 and provision for income taxes.............       12.2     10.7      12.3
Loss from joint venture.....................       (3.7)    (0.5)     (0.2)
                                                 -------  --------  --------
Income before provision for income taxes....        8.5     10.2      12.1
Provision for income tax....................        3.1      3.5       4.4
                                                 -------  --------  --------
Net income..................................        5.4%     6.7%      7.7%
                                                 -------  --------  --------
                                                 -------  --------  --------

FISCAL YEAR ENDED AUGUST 31, 1996 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1995

          Revenues increased $12,917 or 25.8% from $50,003 to $62,920 due primarily to the acquisitions of Todd-AO Studios West in February 1995, Chrysalis in March 1995 and Filmatic in April 1996. The 1996 revenue increases for these new subsidiaries were $4,663, $5,817 and $775, respectively. These increases represent a full year of operations for Todd-AO Studios West and Chrysalis in 1996 versus a partial period in 1995. Five months of Filmatic's operations are included in 1996. The revenue increase for the remaining divisions was $1,662 or 4.5%.

          Operating costs and other expenses increased $9,095 or 22.8% from $39,867 to $48,962 due primarily to the acquisitions described above. While operating costs and other expenses increased in absolute dollars, they decreased as a percentage of revenue from 79.7% to 77.8%. This reduction was primarily the result of improved profit margins for a full year realized from Todd-AO Studios West and Chrysalis and the consolidation of certain corporate overhead costs associated with these acquisitions.

          Depreciation and amortization increased $1,457 or 37.2% primarily due to the acquisitions but did not materially change as a percentage of revenue for the comparative periods. Interest expense, equipment lease expense and other income did not materially change in dollars or as a percentage of revenues for the comparative periods.

          As a result of the above, income before taxes increased $2,540 from $5,086 to $7,626 and net income increased $1,469 from $3,375 (6.7% of revenue) to $4,844 (7.7% of revenue).

FISCAL YEAR ENDED AUGUST 31, 1995 AS COMPARED TO FISCAL YEAR ENDED AUGUST 31,
1994

          Total revenues increased $17,111 or 52.0% from $32,892 to $50,003. This increase is the result of the organization and acquisition of new operations in fiscal 1994 and 1995.

          Sound studio revenues increased $7,703 due to the acquisition of Skywalker Sound South by Todd-AO Studios West in February 1995. Todd-AO Studios West provides post production sound services for the film and television industries on the westside of Los Angeles. This increase in sound studio revenues was offset by a $3,583 or 10.8% decrease at the Los Angeles and New York studios due to reduced feature film dubbing bookings. These reduced bookings were primarily the result of a threatened strike in Los Angeles which caused scheduling irregularities through December 1994, and a feature film stage which was closed for remodeling through January 1995.

          Video services revenues increased $12,691 due to the inclusion of Todd-AO Video Services ($6,504), Todd-AO Digital Images ("TDI")($1,253) and Chrysalis ($4,934) in fiscal 1995. Todd-AO Video Services, which acquired certain assets and liabilities of Film Video Masters, Inc. on August 30, 1994, provides post production video services to the film and television industries. TDI, which was formed in the latter half of fiscal 1994, provides visual effects services to the same industries. Todd-AO Europe Holding Co. Ltd., a wholly owned subsidiary of the Company, acquired all of the outstanding shares of Chrysalis in March 1995. Both corporations are based in London and organized under the laws of the United Kingdom. Chrysalis specializes in the collation of television programming for satellite broadcast and also provides post production video services.

          Operating costs and other expenses increased $12,846 or 47.5% from $27,021 to $39,867 due primarily to the acquisitions described above. Operating costs and other expenses decreased as a percentage of revenue from 82.2% to 79.7%. This improvement is primarily the result of increased profit margins realized from Todd-AO Studios West and Chrysalis and the consolidation of certain corporate overhead costs associated with the acquisitions.

          Depreciation and amortization increased $1,314 or 50.5% due to the acquisitions described above but did not significantly change as a percentage of revenue between fiscal 1994 and 1995.

          Interest expense increased from $24 in fiscal 1994 to $581 in fiscal 1995 primarily due to institutional borrowings of $7,726 in connection with the acquisition of Chrysalis in March 1995. In fiscal 1995, the Company also incurred equipment lease expense (net of deferred gain on sale of equipment) of $593 in connection with a December 1994 sale/leaseback agreement with its institutional lender.

          Other (income) expense, net declined by $483 in fiscal 1995 primarily due to current year research and development costs and non-recurring severance costs.

          Losses from the Company's entertainment project development joint venture declined from $1,215 (3.7% of revenue) in fiscal 1994 to $249 (0.5% of revenue) in fiscal 1995 due to the termination of the development phase of the venture early in fiscal 1995.

          As a result of the above, income before taxes increased $2,284 from $2,802 to $5,086 and net income increased $1,595 from $1,780 (5.4% of revenue) to $3,375 (6.7% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

          In December 1994, the Company signed agreements with its bank to implement the sale/leaseback of certain equipment and a long-term credit facility. An aggregate of $11,218 of sound studio equipment was sold and leased back on December 30, 1994. The sale/leaseback agreement terminates on December 30, 1999. Under the credit facility, including amendments in 1995 and 1996, the Company may borrow up to $20,000 and L5,000 in revolving loans until February 28, 2000. On that date and quarterly thereafter until the expiration of the agreement on November 30, 2003, the revolving loan commitment will reduce by 5% of the original loan commitment. These credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that funds generated from operations, the proceeds from public offering described below, the proceeds from the sale/leaseback and the borrowings available under the credit facility will be sufficient to meet the needs of the Company at least through the end of 1997.

          In February 1995, the Company used $6,878 of the proceeds from the sale/leaseback agreement to acquire substantially all of the property, equipment and inventory of Skywalker Sound South, renamed Todd-AO Studio West. In March 1995, the Company used $7,726 under the credit facility in connection with the acquisition of Chrysalis. In August 1996, the Company used $4,280 under the credit facility in connection with the acquisition of Editworks. As of August 31, 1996, the Company had $8,437 outstanding under the credit facility.

          The Company expects capital expenditures of approximately $12,000 for its Los Angeles, New York City, Atlanta and London facilities in fiscal 1997. These capital expenditures will be financed by credit facilities and internally generated funds.

          On October 10, 1996, the Company filed a registration statement with the Securities and Exchange Commission and on November 20, 1996 the registration statement was declared effective for a public offering of 1,500,000 primary Class A shares at $10.50 per share, excluding the underwriters' over-allotment option. The net proceeds currently expected after deducting underwriting discounts and commissions and estimated expenses of the offering are approximately $14,000. These net proceeds will be used to fund possible future acquisitions, possible temporary repayment of indebtedness outstanding under the Company's revolving credit facility, working capital requirements and other general corporate purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See Item 14 in Part IV of this 10-K Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT.

          The executive officers and directors of the Company are as follows:


NAME                                AGE*             POSITION WITH COMPANY
----                                ---              ---------------------
Salah M. Hassanein (1)..........     75   President, Chief Executive Officer and Director
Silas R. Cross..................     57   Vice President, Treasurer and Assistant Secretary
Clay M. Davis...................     50   Vice President
J.R. DeLang.....................     40   Senior Vice President and Director
Graham Hall.....................     38   Managing Director of Chrysalis/Todd-AO Europe, Ltd.
Coburn T. Haskell...............     44   Vice President and Controller
Richard C. Hassanein............     45   Vice President and Director
Christopher D. Jenkins..........     41   Senior Vice President and Director
Dan Malstrom....................     45   Secretary
Marshall Naify (1)..............     76   Co-Chairman of the Board of Directors
Robert A. Naify (1).............     74   Co-Chairman of the Board of Directors
Richard O'Hare..................     43   President of Todd-AO Video Services
A.C. Childhouse (2).............     86   Director
David Haas......................     55   Director
Herbert L. Hutner (2)...........     87   Director
Robert I. Knudson...............     71   Director
Michael S. Naify................     34   Director
A. Frank Pierce.................     66   Director
Zelbie Trogden (2)..............     60   Director

----------------

*         As of October 1, 1996.

(1)       Member of the Executive Committee.

(2)       Member of the Audit and Compensation Committee.

          Certain officers and directors of the Company were formerly associated in various capacities with United Artists Communications, Inc. ("UACI"), now known as United Artists Theatre Circuit, Inc., a motion picture theater company. UACI owned approximately 85% of the Company's common stock until 1986.

          Salah M. Hassanein was elected as a Director in 1962. In July 1996, Mr. Hassanein was appointed the President and Chief Executive Officer of the Company. From 1994 to 1996, he served as President and Chief Operating Officer. Prior to 1994, Mr. Hassanein was the Company's Senior Executive Vice President. Mr. Hassanein also served as President of Warner Bros. International Theatres Co. from 1988 to June 30, 1994, and is presently a consultant to Warner Bros. Mr. Hassanein previously served as Executive Vice President of UACI and President and director of United Artists Eastern Theatres, Inc. Mr. Hassanein is a principal of SMH Entertainment, Inc. and a director of Software Technologies Corporation.

          Silas R. Cross became Vice President and Controller of the Company in 1988. In 1995, he was appointed Treasurer and Assistant Secretary. Mr. Cross previously served as Assistant Treasurer of UACI, and has served the Company in various capacities since 1965.

          Clay M. Davis was appointed a Vice President of the Company in 1996. Mr. Davis previously served as Vice President of Engineering of the Todd-AO Studios since 1989.

          J.R. DeLang was elected a Director in 1993. He has been the Senior Vice President of the Company and the Executive Vice President of the Company's Todd-AO Studios division since 1993. Mr. DeLang previously served as Vice President of Sales and Marketing of Todd-AO Studios from 1988 to 1993 and Director of Sales and Marketing from 1987 to 1988.

          Graham Hall was appointed Managing Director of Chrysalis in March 1990. From 1982 to 1990, Mr. Hall was employed by Rank Video Services where he held various engineering positions, ultimately advancing to Technical Development Manager.

          Coburn T. Haskell has served as Vice President and as Controller of the Company since 1995. Prior thereto, he served as Controller of Todd-AO Studios from 1994 to 1995. Mr. Haskell joined the Company in 1990 as Assistant Controller of Todd-AO Studios, having received his CPA certification while employed by KPMG Peat Marwick from 1988 to 1990. Previously, Mr. Haskell was Controller of American Fiber Optics Corporation.

          Richard C. Hassanein has served as Vice President of the Company and Director since 1993 and served as Executive Vice President of the Company's subsidiary, Todd-AO Studios West, since 1995. Previously, he served as Executive Vice President of the Company's subsidiary, Todd-AO Studios East, from 1991 to 1995. Prior to 1991, Mr. Hassanein was an independent representative for film and television producers. Previously, he was President of United Film Distribution Co., Inc. Mr. Hassanein is the son of Salah M. Hassanein.

          Christopher D. Jenkins has been a Senior Vice President and Director of the Company since 1987. He was appointed President of Todd-AO Studios in 1990 and served as Vice President from 1987 to 1990. Mr. Jenkins is currently a lead sound mixer for the Company, and has won two Academy Awards-Registered Trademark- for sound.

          Dan Malstrom is an attorney in private practice and has served as the Company Secretary since 1987.

          Marshall Naify was elected a Director in 1964, and currently serves as Co-Chairman of the Board. He served as Chairman of the Board during the period of 1990 until July 1996. From 1995 until July 1996, he also served as Co-Chief Executive Officer. Mr. Naify previously served as Chairman of the Board and Co-Chief Executive Officer of UACI. Mr. Naify is an investor. He is the brother of Robert A. Naify.

          Robert A. Naify was elected a Director in 1959 and currently serves as Co-Chairman of the Board. Mr. Naify served as Co-Chairman and Co-Chief Executive Officer from 1995 until July 1996. He previously served as President and Chief Executive Officer during the period of 1990 until 1994. Mr. Naify also served as President and Co-Chief Executive Officer of UACI. Mr. Naify is an investor and is a director of Tele-Communications, Inc. He is the brother of Marshall Naify.

          Richard O'Hare has served as President of Todd-AO Video Services since 1994 and previously served as the President of Film Video Masters, its predecessor, from 1988 until its acquisition by the Company in 1994. Previously, Mr. O'Hare was Vice President of Twentieth Century Fox Film Corporation.

          A.C. Childhouse was elected a Director in 1964. He previously served as a Senior Vice President and Director of UACI. Mr. Childhouse is an investor.

          David Haas was elected a Director in October 1996. Mr. Haas has been a financial consultant since 1995, and has assisted clients in the negotiation and structuring of acquisitions. From 1990 to 1994, Mr. Haas served as Senior Vice President and Controller of Time Warner Inc.

          Herbert L. Hutner was elected as a Director in 1987. He is an investor and a financial consultant.

          Robert I. Knudson was elected as a Director in 1983, and currently serves as a consultant to the Company. He was previously an Executive Vice President of the Company and served as President of Todd-AO Studios from 1981 until 1990. During his tenure as a lead sound mixer for the Company, Mr. Knudson won three Academy Awards-Registered Trademark- for sound.

          Michael S. Naify was elected a Director in 1993. He was previously Vice President of the Company, serving in that capacity from 1993 to 1994. He is the son of Marshall Naify.

          A. Frank Pierce was elected as a Director in October 1996. Mr. Pierce currently acts as an international consultant providing services related to motion picture distribution. From January 1993 to June 1996, Mr. Pierce served as Senior Vice President of Europe Theatrical Distribution for Time Warner Entertainment. From 1972 to 1993, he served as Vice President of Europe Theatrical Distribution for Time Warner Entertainment. From 1955 to 1972, Mr. Pierce served in numerous international positions within the motion picture industry including Managing Director of Italy for Paramount Pictures International and management positions in four Latin American countries for Columbia Pictures International.

          Zelbie Trogden was elected a Director in 1994. He has been a financial consultant and a director of Citadel Holding Corporation and Fidelity Federal Bank since 1993. Prior thereto, he held various executive positions with Bank of America and Security Pacific National Bank from 1960 to 1993.

ITEM 11.  EXECUTIVE COMPENSATION.

          All applicable share and per share data for periods included in the compensation tables set forth below have been adjusted to retroactively reflect a 10% stock dividend paid on September 29, 1995.

SUMMARY COMPENSATION TABLE. Directors receive no cash compensation for their services as directors. The following table shows, for the years ended August 31, 1996, 1995 and 1994 all forms of compensation for the Chief Executive Officer and each of the most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the year ended August 31, 1996.



                                            ANNUAL COMPENSATION(1)
                                            ----------------------     LONG-TERM
                                                                      COMPENSATION
                                                                   -------------------
                                                                    NO. OF SECURITIES
                                            FISCAL                     UNDERLYING            ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR      SALARY ($)       OPTIONS           COMPENSATION($)
---------------------------                 ------   ------------- -------------------  -------------------
Salah M. Hassanein                           1996      100,000 (2)         --                   --
President and Chief Executive Officer        1995      100,001 (2)        66,000                --
The Todd-AO Corporation                      1994      100,000 (2)       110,000                --

J.R. DeLang                                  1996      335,442             --                15,000 (3)
Executive Vice-President                     1995      293,942             --                19,168 (3)
Todd-AO Studios                              1994      203,876             --                 3,073 (3)

Christopher D. Jenkins                       1996      575,631 (4)         --                 3,460 (4)
President                                    1995      465,981 (4)         --                 3,385 (4)
Todd-AO Studios                              1994      471,920 (4)         --                 4,146 (4)





                                            ANNUAL COMPENSATION(1)
                                            ----------------------     LONG-TERM
                                                                      COMPENSATION
                                                                   -------------------
                                                                    NO. OF SECURITIES
                                            FISCAL                     UNDERLYING            ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR      SALARY ($)       OPTIONS           COMPENSATION($)
---------------------------                 ------   ------------- -------------------  -------------------

Clay M. Davis                                1996     176,546              --                 3,460 (5)
Vice President                               1995     151,575             16,500              3,385 (5)
Todd-AO Studios                              1994     151,231              --                 3,385 (5)

Richard O'Hare                               1996     173,695              --                17,228 (6)
President                                    1995     176,491             11,000                --
Todd-AO Video Services                       1994        --                --                   --



------------

(1) The columns for "Bonus" and "Other Annual Compensation" have been omitted because there is no compensation required to be reported in such columns. The aggregate amount of perquisites and other personal benefits provided to each officer listed above is less than 10% of the total annual salary of such officer.

(2) Amounts shown as salary include professional fees of $80,000 for 1996, 1995 and 1994.

(3) Amounts shown as "All Other Compensation" represent contributions made by the Company to its 401(k) Plan for 1996 and 1995 and under a collective bargaining agreement to the Motion Picture Industry Pension Plan for 1994 on Mr. DeLang's behalf.

(4) Amounts shown as salary include compensation of $475,631, $365,981 and $388,586 for 1996, 1995 and 1994, respectively, attributable to services as a sound mixer. Amounts shown as "All Other Compensation" represent contributions made by the Company under a collective bargaining agreement to the Motion Picture Industry Pension Plan on Mr. Jenkins' behalf.

(5) Amounts shown as "All Other Compensation" represent contributions made by the Company under a collective bargaining agreement to the Motion Picture Industry Pension Plan on Mr. Davis' behalf.

(6) Amounts shown as "All Other Compensation" represent contributions made by the Company to its 401(k) Plan on Mr. O'Hare's behalf.

OPTION EXERCISES AND VALUE TABLE. No stock options were granted by the Company during the fiscal year ended August 31, 1996 to the executive officers named in the Summary Compensation Table. The following table shows each exercise of stock options during the fiscal year ended August 31, 1996 by each of the executive officers named in the Summary Compensation Table, together with respective aggregate values of unexercised options as at August 31, 1996.


                                                            NUMBER OF               VALUE OF UNEXERCISED
                                                       UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                        AT AUGUST 31, 1996           AT AUGUST 31, 1996
                                                    --------------------------   -------------------------
                    SHARES ACQUIRED      VALUE
NAME                 ON EXERCISE (#)   REALIZED ($) EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                ----------------   ------------ -----------  -------------   -----------  -------------
Salah M. Hassanein         --              --         110,000        66,000        $924,880      $626,208
J.R. DeLang                --              --          52,800        13,200         463,331       105,930
Christopher D. Jenkins     --              --          59,400         6,000         524,964        52,965
Clay M. Davis              --              --          20,900         6,600         195,569        52,965
Rick O'Hare                --              --           6,600         4,400          50,741        33,827


Employment Agreements

          The Company has employment agreements with Messrs. Jenkins, DeLang and O'Hare. Under Mr. Jenkins' agreement (expiring December 31, 2000), compensation for sound mixing services is paid on an hourly basis at four times the minimum supervisor union rate. Mr. Jenkins receives an additional $100,000 per year for management and administrative services. The agreement with Mr. DeLang (expiring September 30, 1997) provides for a salary of $285,000 for the twelve months ending September 30, 1995, $300,000 for the twelve months ending September 30, 1996 and $320,000 for the twelve months ending September 30, 1997. Mr. O'Hare's agreement (expiring August 31, 1997) provides for a salary of $153,016, $168,000 and $203,000 for the twelve months ending August 31, 1995, 1996, and 1997, respectively.

          None of the foregoing agreements include any termination or change-in-control payments. The Company's stock option plans provide that the unvested portion of the awards will become vested and exercisable in connection with a change-in-control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS

          The following table sets forth information with respect to the beneficial ownership of the Company's outstanding Common Stock as of November 1, 1996 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director or executive officer of the Company who beneficially owns any shares, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.


                                            NUMBER OF SHARES BENEFICIALLY
                                                       OWNED                      PERCENT (2)
                                           --------------------------------  -------------------
NAME(1)                                       CLASS A           CLASS B       CLASS A   CLASS B
-------                                    ---------------  ---------------  --------  ---------
A.C. Childhouse........................        41,087            --             .63%       --%
Clay M. Davis..........................        23,100 (3)        --             .35        --
J.R. DeLang............................        57,200 (3)        --             .86        --
Heine Securities Corporation(4)........       652,442            --            9.95        --
Richard C. Hassanein...................        18,150 (3)        --             .28        --
Salah M. Hassanein.....................       539,043 (3)        --            8.06        --
Herbert L. Hutner......................        19,210            --             .29        --
Christopher D. Jenkins.................        61,600 (3)        --             .93        --
Robert I. Knudson......................        73,889 (3)        --            1.12        --
Marshall Naify(7)......................     1,165,984 (3)(5)  678,839         17.57     38.85
Michael S. Naify(7)....................        72,834            --            1.11        --
Robert A. Naify(7).....................     1,093,964 (3)(6)  906,290         16.49     51.87
Other Naify Interests(7)...............       775,855         118,510         11.84      6.78
Zelbie Trogden.........................         6,600 (3)        --             .10        --
All directors and current executive
  officers as a group (18 persons).....     3,205,711 (3)   1,585,129         48.30     90.72


--------------


(1) The address of each of the beneficial owners identified is 172 Golden Gate Avenue, San Francisco, California 94102, except for Heine Securities Corporation whose address is 51 JFK Parkway, Short Hills, New Jersey 07078.

(2) Based on 6,556,520 shares of Class A Common Stock and 1,747,181 shares of Class B Common Stock outstanding at November 1, 1996. Pursuant to the rules of the Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

          The percentages of Class A Common Stock beneficially owned do not give effect to the proposed public offering sale of 2,500,000 shares, excluding the underwriters' over-allotment option, with respect to the registration statement filed by the Company on October 10, 1996 which has not yet become effective.

(3) Includes options exercisable within 60 days by Messrs. Davis, DeLang, R. Hassanein, S.M. Hassanein, Jenkins, Knudson, M. Naify, R.A. Naify, Trogden, and all directors and current executive officers as a group to purchase, respectively, 23,100, 57,200, 17,050, 132,000, 61,600, 41,800,
78,100, 78,100, 6,600 and 519,200 shares of Class A Common Stock.

(4) Schedule 13G filed on February 10, 1996 by Heine Securities Corporation and Michael F. Price indicates that Heine Securities Corporation has sole investment discretion and voting authority with respect to the shares of Class A Common Stock, which are legally owned by one or more of its investment advisory clients.

(5) Includes 98,067 Class A shares held in the name of Marshall Naify as trustee for one of his children and 30,166 shares of Class A Common Stock held by a trust for which Mr. Naify is both trustee and beneficiary. Excludes 106,092 shares of Class A Common Stock held by an independent trustee for the benefit of three of Mr. Naify's children. Mr. Naify disclaims beneficial ownership of the shares held by the independent trustee.

(6) Excludes 461,473 shares of Class A Common Stock held of record or beneficially by Mr. Naify's adult children and grandchildren as to which he disclaims beneficial ownership.

(7) The Naify Interests (consisting of Marshall Naify, Robert A. Naify, various members of their families and trusts for the benefit of such members) may be deemed to constitute a "group" for purposes of Sections 13(d) and 13(g) of the Securities Exchange Act of 1934. The total Class A and B Stock beneficially owned by The Naify Interests as of November 1, 1996 is 3,108,637 (47.01%) and 1,703,639 (97.51%), respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           None.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

          (a) Financial Statements and Schedule are as listed in the "Index to Financial Statements and Schedule" on page 25 of this 10-K Report.

          (b) A report on Form 8-K and an Amendment to the report on Form 8-K/A were filed on August 28, 1996 and September 17, 1996, respectively, disclosing the acquisition of assets and certain liabilities of Edit Acquisition LLC.

          (c) Exhibits are as listed in the Exhibit Index on page 21 of this 10-K Report.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             The Todd-AO Corporation

        November 25, 1996        By /s/           Silas R. Cross
                                           -------------------------------
                                                  Silas R. Cross
                                             Vice President, Treasurer
                                          and Principal Accounting Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 25, 1996  By /s/    Robert A. Naify      November 25, 1996   By /s/      Marshall Naify
                        -----------------------                             -------------------------
                             Robert A. Naify                                      Marshall Naify
                            Co-Chairman of the                                  Co-Chairman of the
                            Board of Directors                                  Board of Directors

November 25, 1996  By /s/   Salah M. Hassanein    November 25, 1996   By /s/   Christopher D. Jenkins
                        ------------------------                            ----------------------------
                            Salah M. Hassanein                                 Christopher D. Jenkins
                          Director, President and                             Senior Vice President and
                          Chief Executive Officer                                      Director

November 25, 1996  By /s/       J.R. Delang       November 25, 1996   By /s/      Richard Hassanein
                        ------------------------                            ----------------------------
                                J.R. DeLang                                       Richard Hassanein
                            Senior Vice President                                 Vice President and
                                  and Director                                        Director

November 25, 1996  By /s/     A.C. Childhouse     November 25, 1996   By /s/        Michael S. Naify
                        ------------------------                            ----------------------------
                              A.C. Childhouse                                       Michael S. Naify
                                Director                                                Director

November 25, 1996  By /s/   Robert I. Knudson     November 25, 1996   By /s/         Zelbie Trogden
                        ------------------------                            ----------------------------
                            Robert I. Knudson                                        Zelbie Trogden
                               Director                                                 Director

November 25, 1996  By /s/    Herbert L. Hutner    November 25, 1996   By /s/        A. Frank Pierce
                        ------------------------                            ----------------------------
                             Herbert L. Hutner                                      A. Frank Pierce
                                Director                                               Director

November 25, 1996  By /s/      David Haas
                         ------------------------
                               David Haas
                                Director


                                 EXHIBIT INDEX

EXHIBIT
  NO.     DESCRIPTION
-------   -----------

  3.1 Amended and Restated Certificate of Incorporation of The Todd-AO Corporation is incorporated by reference from Registrant's Information Statement dated May 13, 1996.

  3.2 Registrant's Bylaws are incorporated by reference from the Registrant's Proxy Statement dated April 2, 1990.

  4.1 Specimen copy of class A Common Stock Certificate is incorporated by reference from the Registrant's Registration Statement on Form S-2, as filed on February 2, 1988 (Registration No. 33-19279).

  9.1     Voting Trust Agreements.

               Not applicable.

 10.1 Asset Purchase Agreement dated March 3, 1986 between the Todd-AO Corporation and Republic Corporation is incorporated by reference from the Registrant's Report on Form 8-K filed on March 14, 1986.

 10.2 License Agreement dated April 16, 1987 between the CBS/MTM Company and the Todd-AO Corporation in incorporated by reference from the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1987.

 10.3 License Agreement dated September 27, 1991 between the CBS/MTM Company and The Todd-AO Corporation in incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1991.

 10.4 Employment and Consulting Agreement dated as of September 5, 1991 by and between Shawn Murphy individually ("SM"), Murphy Balance Engineering, a California corporation wholly owned by SM, and Todd-AO/Glen Glenn Studios is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1993.

 10.5 Equipment lease dated as of September 5, 1991 by and between Murphy Mandala (a joint venture) (lessor) and Todd-AO/Glen glenn Studios (lessee) is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1993.

 10.6 Employment Agreement dated as of October 1, 1994 between the Todd-AO Corporation and J.R. DeLang is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1995.

 10.7 Amended and restated lease dated as of June 18, 1992 between West 54th Street Partners L.P., successor in interest to Rita Silver, (Landlord) and Todd-AO Studios East, Inc. (Tenant) with respect to premises consisting of the 7th and 8th floors at 247-59 West 54th Street, New York, NY is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1993.

 10.8 Joint Venture Agreement dated as of July 20, 1992 between Trans-Atlantic Enterprises, Inc. and Todd-AO Productions, Inc. is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1992.

EXHIBIT
  NO.     DESCRIPTION
-------   -----------

 10.9 Extension and amendments to Joint Venture Agreement dated as of October 20, 1993 between Trans-Atlantic Enterprises, Inc. and Todd-AO Productions, Inc. is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1993.

 10.10    Amendment No. 2 to Joint Venture Agreement dated as of September
          1, 1994 is incorporated by reference from the Registrant's Form 10-K for the fiscal year ended August 31, 1994.

 10.11 Employment Agreement dated as of January 1, 1994 between The Todd-AO Corporation and Christopher D. Jenkins is incorporated by reference from the Registrant's Form 10-Q filed on April 13, 1994.

 10.12 Asset Purchase Agreement dated as of August 30, 1994 by and among Todd-AO Video Services, Paskal Video and Joseph S. Paskal is incorporated by reference from the Registrant's Form 8-K filed on September 14, 1994.

 10.13    Lease Agreement dated as of August 31, 1994 between Joseph S.
          Paskal, Trustee, and Todd-AO Video Services is incorporated by reference from the Registrant's Form 8-K filed on September 14, 1994.

 10.14 Credit Agreement dated as of December 2, 1994 between The Todd-AO Corporation and Bank of America National Trust and Savings Association is incorporated by reference from the Registrant's Form 10-Q filed on January 13, 1995.

 10.15 First Amendment to Credit Agreement dated as of March 13, 1995 between The Todd-AO Corporation and Bank of America National Trust and Savings Association is incorporated by reference from the Registrant's Form 8-K filed on March 31, 1995.

 10.16 Letter Amendment dated April 5, 1996 to Credit Agreement dated as of December 2, 1994, between The Todd-AO Corporation and Bank of America National Trust and Savings Association is incorporated by reference from the Registrant's Form 10-Q for the quarter ended February 29, 1996.

 10.17 Third Amendment dated June 14, 1996 to Credit Agreement dated as of December 2, 1994 between The Todd-AO Corporation and Bank of America National Trust and Savings Association is incorporated by reference from the Registrant's Form 10-Q for the quarter ended May 31, 1996.

 10.18 Lease intended as a Security dated December 27, 1994 between The Todd-AO Corporation and BA Leasing and Capital Corporation is incorporated by reference from the Registrant's Form 10-Q filed on January 13, 1995.

 10.19    Asset Purchase Agreement dated as of February 13, 1995 between
          Todd-AO Studios West and Kaytea Rose, Inc. (dba Skywalker Sound South) is incorporated by reference from the Registrant's form 8-K filed on February 27, 1995.

 10.20 Real Property Purchase Agreement (including Exhibits) dated as of February 13, 1995 between Todd-AO Studios West and Kaytea Rose, Inc. is incorporated by reference from the Registrant's From 8-K filed on February 27, 1995.

 10.21 Assignment and Assumption Agreement dated as of February 3, 1995 by and among Todd-AO Studios West, The Todd-AO Corporation, Lucasfilm Ltd., Lucas Holdings, Inc., Lucas Digital Ltd. and Lantana Center is incorporated by reference from the Registrant's Form 8-K filed on February 27, 1995.

EXHIBIT
  NO.     DESCRIPTION
-------   -----------

 10.22 Lease dated as of May 21, 1989 between Lantana Center as Landlord and Lucasfilm Ltd. as Tenant, as amended by documents dated March 27, 1990 and November 8, 1990 is incorporated by reference from the Registrant's Form 8-K filed on February 27, 1995.

 10.23 Agreement for the acquisition of the entire issued share capital of Chrysalis Television Facilities Ltd. dated as of March 16, 1995 between FCB 1120 Ltd. (subsequently Todd-AO Europe Holdings Ltd.) and Chrysalis Holdings Ltd. is incorporated by reference from the Registrant's Form 8-K filed March 31, 1995.

 10.24 Tax Deed dated as of March 16, 1995 between FCB 1120 Ltd. and Chrysalis Holdings Ltd. is incorporated by reference from the Registrant's Form 8-K filed on March 31, 1995.

 10.25 Performance Guarantee dated March 16, 1995 between The Todd-AO Corporation and Chrysalis Holding Ltd. is incorporated by reference from the Registrant's Form 8-K filed on March 31, 1995.

 10.26 Agreement for the acquisition of the entire issued share capital of Filmatic Laboratories Ltd. dated as of April 18, 1996 between David
          L. Gibbs, Ian Magowan and Todd-AO Europe Holding Company Ltd. is incorporated by reference to the Registrant's Form 10-Q for the quarter ended May 31, 1996.

 10.27 Asset Purchase Agreement dated August 13, 1996 by and among The Todd-AO Corporation (Purchaser), Edit Acquisition LLC (Seller), Edit Group L.P., Patrick H. Furlong, Margie F. Furlong, and James V. Furlong (Members) and Margie F. Furlong, Patrick H. Furlong, K. Robert Draughon and Robert Martin (Guarantors), incorporated by reference from the Registrant's Form 8-K and 8-K/A filed on August 28, 1996 and September 17, 1996, respectively.

 11.1     Computation of Per Share Earnings.

               See Note 1 of Notes to Financial Statements.

 12.1     Computation of Earnings to Fixed Charges.

               Not applicable.

 13.1     Annual Report to Stockholders.

               The Annual Report to Stockholders will consist of this Form 10-K Report.

 18.1     Changes in Accounting Principles.

               Not applicable.

 20.1     Previously Unfiled Documents.

               Not applicable.

EXHIBIT
  NO.     DESCRIPTION
-------   -----------

 21.1     Subsidiaries of the Registrant

             Todd-AO Productions, Inc., incorporated in California.

             Todd-AO Studios East, Inc., incorporated in New York (parent) and Todd-AO East, incorporated in New York (subsidiary).

             Todd-AO Digital Images, incorporated in California.

             Todd-AO Video Services, incorporated in California.

             Todd-AO Studios, incorporated in California.

             Todd-AO Studios West, incorporated in California.

             Todd-AO Europe Holdings Ltd. (formerly FCB 1120 Ltd.) incorporated in the U.K. (parent), Chrysalis/Todd-AO Europe Ltd., incorporated in the U.K. (subsidiary) and Todd-AO/Filmatic Laboratories, Ltd., incorporated in the U.K. (subsidiary).

             Todd-AO's Land of the Future, Inc., incorporated in California.

             Todd-AO Preservation Services, Incorporated in California.

 22.1     Published Reports Regarding Matters Submitted to a Vote of Security
          Holders.

               Not applicable.

 23.1, 24.1, and 25.1

               Not applicable.

 27.1     Financial Data Schedule

               Filed herewith.

                            THE TODD-AO CORPORATION

          INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                     Page

Independent Auditors' Report                                          26

Consolidated Balance Sheets, August 31, 1995 and 1996                 27

Consolidated Statements of Income for the Years Ended
   August 31, 1994, 1995 and 1996                                     29

Consolidated Statements of Stockholders' Equity for the
   Years Ended August 31, 1994, 1995 and 1996                         30

Consolidated Statements of Cash Flows for the Years Ended
   August 31, 1994, 1995 and 1996                                     31

Notes to Consolidated Financial Statements                            34

Supplemental Financial Statement Schedule:

   II   Valuation and Qualifying Accounts For The Years Ended
        August 31, 1994, 1995 and 1996                                43

   Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes hereto.

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of The Todd-AO Corporation:

     We have audited the accompanying consolidated balance sheets of The Todd-AO Corporation and subsidiaries (the "Company") as of August 31, 1996, and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1996. O and the nine months ended May 31, 1996ur audits also included the financial statement schedule listed in the Index at Item 14a. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 1996 , August 31,and 1995 and May 31, 1996 and the results of its operations and its cash flows for each of the three years in the period ended August 31, 19956 and the nine months ended May 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        By   /s/ DELOITTE & TOUCHE LLP

                                             DELOITTE & TOUCHE LLP
                                             Los Angeles, California

October 18, 1996

                           THE TODD-AO CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                    ASSETS

                                                                  AUGUST 31,
                                                              ------------------
                                                                1995      1996
                                                              --------  --------
CURRENT ASSETS
Cash and cash equivalents...................................  $  5,278  $  3,385
Marketable securities.......................................     3,484     2,616
Trade receivables
  (net of allowance for doubtful accounts of $828 and $696
  at August 31, 1995 and 1996, respectively)................     6,787     9,132
Inventories (first-in first-out basis)......................       484       635
Prepaid income taxes........................................       727        --
Deferred income taxes.......................................       924     1,152
Other.......................................................       565       988
                                                              --------  --------
Total current assets........................................    18,249    17,908
                                                              --------  --------
INVESTMENTS.................................................     1,156       994
                                                              --------  --------
PROPERTY AND EQUIPMENT - At Cost:
Land........................................................     4,270      4270
Buildings...................................................    10,548    10,559
Leasehold improvements......................................     6,286     6,286
Lease acquisition costs.....................................     2,187     2,187
Equipment...................................................    24,785    31,259
Equipment under capital leases..............................     3,163     3,360
Construction in progress....................................        --     1,402
                                                              --------  --------
Total.......................................................    51,239    59,323
Accumulated depreciation and amortization...................   (16,276   (20,846)
                                                              --------  --------
Property and equipment - net................................    34,963    38,477
                                                              --------  --------
GOODWILL
  (net of accumulated amortization of $63 and $190 at
  August 31, 1995 and 1996, respectively)...................     1,832     5,761
                                                              --------  --------
OTHER ASSETS................................................       998     1,046
                                                              --------  --------
TOTAL.......................................................  $ 57,198  $ 64,186
                                                              --------  --------
                                                              --------  --------

               See notes to consolidated financial statements.

                           THE TODD-AO CORPORATION

                            (DOLLARS IN THOUSANDS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           AUGUST 31,
                                                                        ----------------
                                                                         1995     1996
                                                                        -------  -------
CURRENT LIABILITIES:
Accounts payable......................................................  $ 1,784  $ 2,812
Accrued liabilities:
  Payroll and related taxes...........................................    1,975    2,023
  Interest                                                                  179      173
  Equipment lease.....................................................      396      300
  Other...............................................................      515    1,198
  Income taxes payable................................................       --      368
Current maturities of long-term debt..................................      759      615
Capitalized lease obligations - current...............................      897      616
Deferred income.......................................................      703      634
                                                                        -------  -------
Total current liabilities.............................................    7,208    8,739
                                                                        -------  -------
LONG-TERM DEBT........................................................    7,707    9,332
CAPITALIZED LEASE OBLIGATIONS.........................................      620       22
DEFERRED COMPENSATION.................................................      401      273
DEFERRED GAIN ON SALE/LEASEBACK.......................................    6,381    4,909
DEFERRED INCOME TAXES.................................................    3,683    4,488
                                                                        -------  -------
Total liabilities.....................................................   26,000   27,763
                                                                        -------  -------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common Stock:
  Class A; authorized 30,000,000 shares of $0.01 par value; issued and outstanding 6,403,021 at August 31, 1995 and 6,555,640 at
    August 31, 1996...................................................       64       65
  Class B; authorized 6,000,000 shares of $0.01 par value; issued and
    outstanding 1,747,181 at August 31, 1995 and 1996.................       17       17
Additional capital....................................................   23,004   24,291
Retained earnings.....................................................    7,904   12,267
Unrealized gains on marketable securities and long-term investments...      473       42
Cumulative foreign currency translation adjustment....................     (264)    (259)
                                                                        -------  -------
Total stockholders' equity............................................   31,198   36,423
                                                                        -------  -------
TOTAL.................................................................  $57,198  $64,186
                                                                        -------  -------
                                                                        -------  -------

                See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEARS ENDED AUGUST 31,
                                                              ----------------------------------
                                                                 1994        1995        1996
                                                              ----------  ----------  ----------
REVENUES....................................................  $   32,892  $   50,003  $   62,920
                                                              ----------  ----------  ----------
COSTS AND EXPENSES:
Operating costs and other expenses..........................      27,021      39,867      48,962
Depreciation and amortization...............................       2,603       3,917       5,374
Interest....................................................          24         581         702
Equipment lease expense - net...............................          --         593         498
Other (income) expense - net................................        (773)       (290)       (359)
                                                              ----------  ----------  ----------
Total costs and expenses....................................      28,875      44,668      55,177
                                                              ----------  ----------  ----------
INCOME BEFORE LOSS FROM JOINT VENTURE AND PROVISION FOR
 INCOME TAXES...............................................       4,017       5,335       7,743
  LOSS FROM JOINT VENTURE...................................      (1,215)       (249)       (117)
                                                              ----------  ----------  ----------
INCOME BEFORE PROVISION FOR INCOME TAXES....................       2,802       5,086       7,626
  PROVISION FOR INCOME TAXES................................       1,022       1,711       2,782
                                                              ----------  ----------  ----------
NET INCOME..................................................  $    1,780  $    3,375  $    4,844
                                                              ----------  ----------  ----------
                                                              ----------  ----------  ----------
NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENTS....  $     0.22  $     0.40  $     0.55
                                                              ----------  ----------  ----------
                                                              ----------  ----------  ----------
WEIGHTED AVERAGE SHARES OUTSTANDING.........................   8,195,678   8,399,462   8,845,321
                                                              ----------  ----------  ----------
                                                              ----------  ----------  ----------

               See notes to consolidated financial statements.

                           THE TODD-AO CORPORATION

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED AUGUST 31, 1994, 1995 AND 1996
                           (DOLLARS IN THOUSANDS)

                                                     COMMON STOCK
                                       ----------------------------------------                         UNREALIZED
                                                                                                        GAIN(LOSS)
                                            CLASS A                                                        ON         FOREIGN
                                       ------------------  CLASS B   ADDITIONAL   RETAINED   TREASURY   INVESTMENT    CURRENCY
                                        SHARES    AMOUNT   AMOUNT     CAPITAL     EARNINGS    SHARES    SECURITIES   TRANSLATION
                                       ---------  -------  -------   ----------   --------   --------   ----------   -----------
BALANCE AT SEPTEMBER 1, 1993.........  6,432,859  $1,608    $ 437     $21,204     $ 3,612        --          --             --
Reduction of Class A and B shares par
 value from $0.25 to $0.01...........         --  (1,544)    (420)     (1,964)         --        --          --             --
Purchase of treasury shares..........   (143,000)     --       --          --          --     $(509)         --             --
Treasury shares cancellation.........         --      (1)      --        (511)         --       509          --             --
Exercise of stock options............     89,210       1       --         246          --        --          --             --
Cash dividends:
  Class A ($.06) per share...........         --      --       --          --        (342)       --          --             --
  Class B ($.054) per share..........         --      --       --          --         (86)       --          --             --
Net income...........................         --      --       --          --       1,780        --          --             --
                                       ---------  -------  -------   --------     --------   -------    --------     ----------
BALANCE AT AUGUST 31, 1994...........  6,379,069      64       17      22,903       4,964        --          --             --
Exercise of stock options............     25,300      --       --         101          --        --          --             --
Unrealized gain on investment
 securities..........................         --      --       --          --          --        --       $ 473             --
Loss on foreign currency
 translation.........................         --      --       --          --          --        --          --        $  (264)
Cash dividends:
  Class A ($.06) per share...........         --      --       --          --        (349)       --          --             --
  Class B ($.054) per share..........         --      --       --          --         (86)       --          --             --
Net income...........................         --      --       --          --       3,375        --          --             --
                                       ---------  -------  -------   --------     --------   -------    --------     ----------
BALANCE AT AUGUST 31, 1995...........  6,404,369      64       17      23,004       7,904        --         473           (264)
Exercise of stock options............    152,600       1       --       1,043          --        --          --             --
Purchase of treasury shares..........    (68,192)     --       --          --          --      (726)         --             --
Treasury shares cancellation.........         --      (1)      --        (725)         --       726          --             --
Shares issued in acquisition of
 Editworks...........................     66,863       1       --         969          --        --          --             --
Unrealized (loss) on investment
 securities..........................         --      --       --          --          --        --        (431)            --
Gain on foreign currency
 translation.........................         --      --       --          --          --        --          --              5
Cash dividends:
  Class A ($.045) per share..........         --      --       --          --        (395)       --          --             --
  Class B ($.04) per share...........         --      --       --          --         (86)       --          --             --
Net income...........................         --      --       --          --       4,844        --          --             --
                                       ---------  -------  -------   --------     --------   -------    --------     ----------
BALANCE AT AUGUST 31, 1996...........  6,555,640  $   65    $  17     $24,291     $12,267     $   0       $  42        $  (259)
                                       ---------  -------  -------   --------     --------   -------    --------     ----------
                                       ---------  -------  -------   --------     --------   -------    --------     ----------

               See notes to consolidated financial statements.

                            THE TODD-AO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED AUGUST 31,
                                                                   --------------------------
                                                                    1994      1995     1996
                                                                   -------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................  $ 1,780  $  3,375  $ 4,844
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................    2,603     3,917    5,374
    Deferred income taxes........................................     (386)    1,258      577
    Loss from joint venture......................................    1,215       249      117
    Deferred compensation........................................     (119)     (164)    (128)
    Amortization of deferred gain on sale/leaseback
      transaction................................................       --      (964)  (1,472)
    (Gain) loss on sale of marketable securities and
      investments................................................     (342)     (127)      92
    Loss on disposition of fixed assets..........................       --        --      276
    Changes in assets and liabilities (net of aqcuisitions):
      Trade receivables..........................................     (894)     (739)  (1,494)
      Income taxes receivable....................................       --        --       --
      Inventories and other current assets.......................       38      (266)    (338)
      Accounts payable and accrued liabilities...................    1,249       138      550
      Accrued equipment lease....................................       --       396      (96)
      Income taxes payable.......................................     (210)     (670)     926
      Deferred income............................................      (93)      560      (69)
                                                                   -------  --------  -------
Net cash provided by operating activities........................    4,841     6,963    9,159
                                                                   -------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities and investments..............   (3,050)     (996)    (374)
  Proceeds from sale of marketable securities and investments....      921     1,606      881
  Capital expenditures...........................................   (1,404)   (3,345)  (6,219)
  Contributions to joint venture.................................     (900)     (249)    (117)
  Purchase of Paskal Video.......................................   (1,150)       --       --
  Purchase of Skywalker Sound South..............................       --    (6,966)      --
  Purchase of Chrysalis..........................................       --    (8,333)      --
  Purchase of Editworks..........................................       --        --   (3,180)
  Other assets...................................................     (155)       (1)    (169)
                                                                   -------  --------  -------
Net cash flows (used in) investing activities....................  $(5,738) $(18,284) $(9,178)
                                                                   -------  --------  -------

                           THE TODD-AO CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS IN THOUSANDS)
                                 (CONTINUED)

                                                                    YEARS ENDED AUGUST 31,
                                                                   -------------------------
                                                                    1994     1995     1996
                                                                   -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt...................................  $    --  $ 7,722  $ 5,356
  Payments on long-term debt.....................................       --   (1,467)  (4,430)
  Payments on capital lease obligations..........................      (94)  (1,108)  (2,637)
  Proceeds from sale/leaseback transaction.......................       --   11,218       --
  Proceeds from issuance of common stock.........................      245      101    1,044
  Treasury stock transactions....................................     (509)      --     (726)
  Dividends paid.................................................     (428)    (435)    (481)
                                                                   -------  -------  -------
Net cash flows provided by (used in) financing activities:            (786)  16,031   (1,874)
  Effect of exchange rate changes on cash........................       --      (38)      --
                                                                   -------  -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............   (1,683)   4,672   (1,893)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...................    2,289      606    5,278
                                                                   -------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........................  $   606  $ 5,278  $ 3,385
                                                                   -------  -------  -------
                                                                   -------  -------  -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest.......................................................  $    19  $   408  $   708
                                                                   -------  -------  -------
                                                                   -------  -------  -------
  Income taxes...................................................  $ 1,563  $ 1,413  $ 1,285
                                                                   -------  -------  -------
                                                                   -------  -------  -------

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

1996:

     On August 14, 1996, the Company acquired substantially all of the assets and certain of the liabilities of Edit Acquisition LLC ("Editworks"). In connection with this acquisition, the Company paid cash as follows:

     Assets acquired:
       Property and equipment .................................   $1,992
       Accounts receivable ....................................      617
       Goodwill ...............................................    3,930
       Other assets............................................       90
     Liabilities assumed:
       Accounts payable and accrued expenses ..................     (807)
       Capitalized lease obligations...........................   (1,672)
     Common stock issued in acquisition........................     (970)
                                                                 -------
     Cash paid in acquisition..................................  $ 3,180
                                                                 -------
                                                                 -------

1995

a) On February 15, 1995, the Company acquired substantially all of the property, equipment and inventory of Skywalker Sound South. In connection with this acquisition, the Company paid cash as follows:

     Assets acquired:
       Land....................................................   $  783
       Buildings and improvements..............................      844
       Equipment...............................................    5,032
       Other assets............................................      307
                                                                 -------
     Cash paid in acquisition..................................   $6,966
                                                                 -------
                                                                 -------

b) On March 16, 1995, the Company acquired all of the outstanding shares of Chrysalis Television Facilities, Ltd. In connection with this acquisition, the Company paid cash as follows:

     Assets acquired:
       Property and equipment  $7,599
       Accounts receivable.....................................    1,815
       Goodwill................................................    1,963
       Other assets............................................      339
     Liabilities assumed:
       Accounts payable and accrued expenses...................     (798)
       Capitalized lease obligations...........................   (1,072)
       Real estate mortgage payable............................     (149)
     Long-term debt issued to seller...........................   (1,364)
                                                                 -------
     Cash paid in acquisition..................................  $ 8,333
                                                                 -------
                                                                 -------

1994:

a) On August 31, 1994, the Company acquired substantially all of the assets and certain of the liabilities of Paskal Video. In connection with this acquisition, the Company paid cash as follows:

     Assets acquired:
       Property and equipment..................................   $2,030
       Accounts receivable.....................................      860
       Other assets............................................      121
     Liabilities assumed:
       Accounts payable and accrued expenses...................     (329)
       Capitalized lease obligations...........................     (782)
       Long-term debt issued to seller.........................     (750)
                                                                 -------
     Cash paid in acquisition..................................   $1,150
                                                                 -------
                                                                 -------

b) During the year ended August 31, 1994, TDI entered into a capital lease obligation in the amount of $886.


              See notes to consolidated financial statements.

                            THE TODD-AO CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND OPTION DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

     OWNERSHIP AND BUSINESS - At August 31, 1996, Robert Naify, Marshall Naify, and certain members of their families and various trusts for the benefit of family members (the "Naify Interests") owned over 58% of the outstanding shares of the Company, representing approximately 84% of the total voting power.

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

     CASH AND CASH EQUIVALENTS - The Company considers investments with original purchased maturities of three months or less to be cash equivalents.

     MARKETABLE SECURITIES AND INVESTMENTS - Marketable securities consist primarily of corporate preferred stocks and bonds. Management has classified all investment securities as available-for-sale. As a result, securities are reported at fair value with net unrealized holding gains and losses excluded from earnings and reported in stockholders' equity. Fair value is based upon quoted market prices using the specific identification method. Investments include stock and other investments which management intends to hold for more than one year.

     DEPRECIATION AND AMORTIZATION - Depreciation and amortization are computed at straight line rates based upon the estimated useful lives of the various classes of assets. The principal rates are as follows: buildings, 3-5% per annum; equipment, 10-20% per annum; leaseholds, leasehold improvements, and lease acquisition costs over the term of the lease.

     GOODWILL - Goodwill represents the excess purchase price paid over the value of net assets acquired, and is being amortized on a straight-line basis over 15 years.

     The Company assesses the recoverability of its intangible assets by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through projected non-discounted future cash flows over the remaining amortization period. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate.

     FOREIGN CURRENCY TRANSLATION - The Company's foreign subsidiary's functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of the foreign currency translation adjustments are deferred and are included as a component of stockholders' equity.

     NET INCOME PER COMMON SHARE - Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding for each of the periods presented including common share equivalents arising from the assumed conversion of any outstanding dilutive stock options.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial and Accounting Standard ("SFAS") No. 107 requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Management believes that the book value approximates fair value of the Company's financial instruments because of the short-term nature of accounts receivable and variable interest rates associated with long-term debt.

     CONCENTRATION OF CREDIT RISK - The Company's accounts receivable are related primarily to the entertainment industry and are unsecured. The Company's ten largest customers account for approximately 53% of revenues and for the year ended August 31, 1996, one customer accounted for approximately 12% of revenues.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     RECLASSIFICATIONS - Certain 1995 financial statement captions have been reclassified in order to conform to 1996 presentation.

2.   ACQUISITIONS

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

     On August 15, 1996, the Company purchased substantially all of the assets and certain liabilities of Edit Acquisition LLC ("Editworks"). Editworks provides video post production services to broadcasters, advertising agencies and other businesses. At the closing, the Company paid Editworks $3,180 in cash and $970 in common stock. An additional $500 in cash is due upon completion of certain conditions.

     The acquisitions are being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information is presented as if the acquisitions had occurred on September 1, 1994. Pro forma adjustments for TSW are primarily to operating expenses related to nonapplicable allocations made by the parent corporation of SSS, depreciation expense relating to the acquisition of assets, interest expense on borrowings in connection with the acquisition and income taxes. Pro forma adjustments for TAO Europe are primarily to amortization expense relating to allocation of the purchase price, interest expense on borrowings in connection with the acquisition and income taxes. Pro forma adjustments for Editworks are primarily to amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes.

                                                               1995      1996
                                                             --------  --------
     Revenues..............................................  $ 62,293  $ 66,966
                                                             --------  --------
                                                             --------  --------
     Net income............................................  $  3,515  $  5,121
                                                             --------  --------
                                                             --------  --------
     Net income per common share...........................  $   0.42  $   0.58
                                                             --------  --------
                                                             --------  --------

3.   SALE/LEASEBACK

     In December 1994 the Company signed an agreement with its bank to implement the sale/leaseback of certain equipment. The agreement terminates on December 30, 1999 and is being treated as an operating lease for financial statement purposes. On December 30, 1994 an aggregate of $11,218 in equipment was sold and leased back to the Company. The total deferred gain on the transaction to be amortized over five years is $7,345.

     The net equipment lease expense for the years ended August 31, 1995 and 1996 is as follows:

                                                               1995      1996
                                                             --------  --------
     Equipment lease costs.................................  $  1,557  $  1,970
     Amortization of deferred gain on sale of equipment....      (964)   (1,472)
                                                             --------  --------
     Equipment lease expense, net..........................  $    593  $    498
                                                             --------  --------
                                                             --------  --------

4.   LONG-TERM DEBT

     Long-term debt outstanding as of August 31, 1995 and 1996 was as follows:

                                                               1995      1996
                                                             --------  --------
     Revolving credit facility - pound sterling credit
      line ................................................  $  6,391  $  4,350
     Revolving credit facility - other.....................        --     4,281
     Note payable - Paskal Video acquisition...............       613       463
     Note payable - Chrysalis acquisition..................     1,318       853
     Chrysalis mortgage note...............................       144        --
                                                             --------  --------
     Total.................................................     8,466     9,947
     Less: current maturities..............................      (759)     (615)
                                                             --------  --------
     Total long-term debt..................................  $  7,707  $  9,332
                                                             --------  --------
                                                             --------  --------

     In December 1994 the Company signed a long-term credit agreement with its bank which was amended in March 1995, April 1996 and June 1996. Under the agreement the Company may borrow up to $28,000 in revolving loans until February 28, 2000. On that date and quarterly thereafter until the expiration of the agreement on November 30, 2003, the revolving loan commitment shall reduce by 5% of the original loan commitment. Approximately $8,000 of the available credit is restricted to pound sterling borrowings. The agreement provides for interest at 1 2% plus reference rate; 11 2% plus offshore rates ("Libor") and 15 8% plus certificate of deposit rates ("CD")(Libor and CD minimum borrowings $1,000 or ,500). These rates increase by 1 2% if certain financial ratios are exceeded. The pound sterling borrowings are restricted to Libor and CD options. The agreement contains various restrictive provisions, including investment, capital expenditure, cash dividends and borrowing limitations. As of August 31, 1996 the

Company has not exceeded the interest rate financial ratios and is in compliance with the various restrictive provisions of the agreement.

     In connection with the acquisition of Paskal Video, the Company issued a promissory note. The note is payable in 60 monthly installments of $13 plus interest at the prime rate.

     In connection with the acquisition of Chrysalis, TAO Europe issued a note. The note is payable over a three year period in two installments of $465 and one installment of $388. Each installment bears interest at 11 2% above the prime rate of the National Westminster Bank in London. A mortgage note in the amount of $144 with interest at 103 4% was also assumed at the acquisition. In accordance with the provisions of the mortgage note, the Company elected to pay off the entire balance in November 1995.

5.   CAPITALIZED LEASE OBLIGATIONS

     In 1994, the Company entered into lease obligations for equipment which have been capitalized. In addition, the Company acquired leases on certain other equipment with the Paskal, Chrysalis and Filmatic acquisitions. The leases have implicit interest rates ranging from 71 2% to 111 2% and are secured by the related equipment.

     Capitalized lease obligations at August 31, 1996 mature as follows:

     1997 ....................................................    $  642
     1998 ....................................................        23
                                                                  ------
                                                                     665
     Less amounts representing interest.......................        27
                                                                  ------
                                                                  $  638
                                                                  ------
                                                                  ------

6.   INCOME TAXES

     The Company's effective income tax rate differs from the federal statutory income tax rate due to the following:

     YEARS ENDED AUGUST 31,                              1994 1995 1996

     Federal statutory income tax rate.................   35.0%  35.0%  35.0%
     Adjust to actual Company rate.....................   (1.0)  (1.0)  (1.0)
                                                          ----   ----   ----
     Adjusted federal statutory income tax rate........   34.0   34.0   34.0
     State taxes, net of federal benefit...............    6.6    0.8    1.6
     Other, net .......................................   (4.1)  (1.2)  (0.9)
                                                          ----   ----   ----
     Total.............................................   36.5%  33.6%  36.5%
                                                          ----   ----   ----
                                                          ----   ----   ----

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

     Deferred income tax assets and liabilities consist of the following:

                                                               1995     1996
                                                              -------  -------
Current Asset:
  Accounts receivable reserves..............................  $   329  $   237
  Vacation pay accruals.....................................      359      379
  State income taxes........................................      151      611
  Other.....................................................       85      (75)
                                                              -------  -------
TOTAL CURRENT ASSET.........................................  $   924  $ 1,152
                                                              -------  -------
                                                              -------  -------
Long-Term Asset:
  Deferred compensation.....................................  $   160  $   106
  U.K loss carryover........................................       --       80
  Equity in loss of Venture.................................       85       31
  Other.....................................................       18       --
                                                              -------  -------
Total long-term asset.......................................      263      217
                                                              -------  -------
Long-Term Liabilities:
  Depreciation..............................................   (1,986)  (2,731)
  Deferred gains on property................................   (1,843)  (1,844)
  Other.....................................................     (117)    (130)
                                                              -------  -------
Total long-term liability...................................   (3,946)  (4,705)
                                                              -------  -------
NET LONG-TERM LIABILITY.....................................  $(3,683) $(4,488)
                                                              -------  -------
                                                              -------  -------

    Components of the income tax provision are as follows:

                                                         1994    1995    1996
                                                        ------  ------  ------
Current provision - domestic..........................  $1,408  $  274  $1,644
Current provision - foreign...........................      --     180     561
Deferred provision - domestic.........................    (386)  1,231     473
Deferred provision - foreign..........................      --      26     104
                                                        ------  ------  ------
Total.................................................  $1,022  $1,711  $2,782
                                                        ------  ------  ------
                                                        ------  ------  ------
Components of pre-tax income are as follows:

                                                         1994    1995    1996
                                                        ------  ------  ------
Domestic..............................................  $2,802  $4,347  $5,978
Foreign...............................................      --     739   1,648
                                                        ------  ------  ------
Total.................................................  $2,802  $5,086  $7,626
                                                        ------  ------  ------
                                                        ------  ------  ------

7.   STOCKHOLDERS' EQUITY

     The Company has 1,000,000 shares of $.01 par value preferred stock authorized. As of August 31, 1996 no shares of preferred stock have been issued or were outstanding.

     The Class B stock is convertible at the option of the holder into Class A stock and is automatically converted to Class A stock under certain circumstances; holders have ten votes per share; transferability is restricted; and dividends are limited to 90% of any dividends paid on Class A stock.

     On July 9, 1996 the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware which increased the authorized shares of Class A Stock from 20,000,000 to 30,000,000 and Class B Stock from 4,000,000 to 6,000,000. In addition, the par value of all classes of stock was reduced from $.25 to $.01 per share.

     On August 11, 1995 a 10% stock dividend was declared for holders of Class A and Class B stock, payable on September 29, 1995 to shareholders of record on September 8, 1995.

     The financial statements set forth herein, and applicable share and per share data for periods and dates included in the accompanying financial statements and notes, have been adjusted to retroactively reflect the stock dividend and to restate the par value of the common stock.

     The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of August 31, 1996, 795,146 shares had been repurchased. All of these shares have been cancelled and returned to authorized but unissued status.

8.   STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS

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

     The following summarizes stock option activity for the three years ended August 31, 1996:

                                                               OPTION PRICE
                                                     SHARES     PER SHARE
                                                    ---------  ------------
Options outstanding, September 1, 1993............    318,670  $2.03 - 4.50
Awarded...........................................    330,000   3.26
Exercised.........................................    (89,210)  2.03 - 2.93
                                                    ---------  ------------
Options outstanding, August 31, 1994..............    559,460   2.03 - 4.50
Awarded...........................................    638,165   4.50 - 5.29
Exercised.........................................    (25,300)  2.03 - 5.06
Forfeited.........................................    (11,000)  4.50
                                                    ---------  ------------
Options outstanding, August 31, 1995..............  1,161,325   2.03 - 5.29
Awarded...........................................     14,500   7.13
Exercised.........................................   (152,600)  2.03 - 7.13
Forfeited.........................................    (14,580)  5.06 - 5.63
                                                    ---------  ------------
Options outstanding, August 31, 1996..............  1,008,645  $2.03 - 7.13
                                                    ---------  ------------
                                                    ---------  ------------

     As of August 31, 1996, 70,125 shares and 337,390 shares were available for grant under the 1986 and 1995 plans respectively. All aurhtorized options under the 1994 Plan have been granted. As of August 31, 1996, 514,677 options were exercisable. Common Shares have been reserved for issuance under the plans for all options outstanding at August 31, 1996.

     In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. The Company does not intend to adopt the statement's fair value provisions except for disclosure and will continue to use the intrinsic method allowed by APB25.

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

     Of the SARs outstanding under the 1991 Plan, all but 11,000 were exercised, resulting in a cash payment of $579. An aggregate of 303,367 incentive stock options and 82,623 nonqualified stock options were issued at exercise prices ranging from $4.50 to $5.06.

     The remaining 11,000 SARs were exercised in January 1996, terminating the SAR Plan.

9.   COMMITMENTS

     OPERATING LEASES - Rent expense for noncancellable operating leases for real property and equipment was $3,363, $4,045, and $4,526 for the years ended August 31, 1994, 1995, and 1996, respectively. Minimum rentals for operating leases for years ending after August 31, 1996 are as follows: 1997, $4,534; 1998, $4,213; 1999, $4,103; 2000, $8,404; 2001, $2,213; and $18,042,
thereafter. Some of the leases have options to extend terms and are subject to escalation clauses and one lease is subject to additional rent based on revenue.

     EMPLOYMENT AGREEMENTS - At August 31, 1996, the Company is committed to compensation under long-term employment agreements with certain of its officers and key employees as follows: 1997, $1,596; 1998, $676; 1999, $581 and 2000, $581.

10.  PENSION PLAN

     Certain officers and employees of the Company are eligible for participation in the "Motion Picture Industry Pension Plan" ("MPIPP"), a multi-employer defined benefit pension plan, the Company's 401(K) Profit Sharing Plan and Trust in the U.S. or the Group Personal Pension Plan in the U.K. The Plans are funded by employer and employee contributions. Total pension plan expense for the Plans for the years ended August 31, 1994, 1995, and 1996 are as follows:

                                                           AUGUST 31,
                                                   --------------------------
                                                   1994       1995      1996
                                                   -----      -----     -----
     MPIPP..................................       $ 395      $ 446     $ 474
     U.S. 401(K)............................       $ 120      $ 107     $ 313
     U.K. Plan..............................       $   0      $  33     $  81

11.  JOINT VENTURE

     During 1992, Todd-AO Productions, Inc., a wholly owned subsidiary of the Company, entered into a Joint Venture Agreement with Trans-Atlantic Enterprises, Inc., for the development of motion picture and television projects. The Joint Venture was dissolved during fiscal 1996. In the event that certain projects developed by the Venture are ultimately produced or otherwise commercialized, a portion of the proceeds is payable to Todd-AO Productions.

12.  CONTINGENCIES

     The Company is involved in litigation and similar claims incidental to the conduct of its business. In management's opinion, none of the pending actions is likely to have a material adverse impact on the Company's financial statements.

     On October 10, 1996, the Company filed a registration statement with the Securities and Exchange Commission and on November 20, 1996 the registration statement was declared effective for a public offering of 1,500,000 primary Class A shares at $10.50 per share, excluding the underwriters' over-allotment option.

13.  BUSINESS SEGMENT INFORMATION

     The Company does business in one industry segment. Information as to the Company's operations in different geographic areas is as follows for the years ended August 31, 1995 and 1996.

                                                              1995      1996
                                                            --------  --------
     REVENUES:
      United States.......................................  $ 45,069  $ 51,394
      Europe..............................................     4,934    11,526
                                                            --------  --------
      Total...............................................  $ 50,003  $ 62,920
                                                            --------  --------
                                                            --------  --------
     NET INCOME:
      United States.......................................  $  2,842  $  3,861
      Europe..............................................       533       983
                                                            --------  --------
      Total                                                 $  3,375  $  4,844
                                                            --------  --------
                                                            --------  --------
     ASSETS:
      United States........................................ $ 45,074  $ 50,552
      Europe...............................................   12,124    13,634
                                                            --------  --------
      Total................................................ $ 57,198  $ 64,186
                                                            --------  --------
                                                            --------  --------

     There were no foreign operations in 1994.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      EARNINGS
                                                     GROSS           PER COMMON
                                          TOTAL     PROFIT    NET       SHARE
                                         REVENUES   (LOSS)   INCOME  OUTSTANDING
                                         --------   -------  ------  -----------
1995
----
First Quarter..........................   $8,778    $  (188) $  176      $.02
Second Quarter.........................   10,057        627     114       .01
Third Quarter..........................   18,290      3,752   2,329       .28
Fourth Quarter.........................   12,878      1,435     756       .09
                                         --------   -------  ------      -------
TOTAL..................................   $50,003   $ 5,626  $3,375      $.40(a)
                                         --------   -------  ------      -------
                                         --------   -------  ------      -------

                                                                      EARNINGS
                                                                     PER COMMON
                                          TOTAL      GROSS    NET       SHARE
                                         REVENUES   PROFIT   INCOME  OUTSTANDING
                                         --------   -------  ------  -----------
1996
----
First Quarter..........................   $18,140   $ 3,639  $1,983      $.23
Second Quarter.........................   13,199        489     507       .06
Third Quarter..........................   16,801      2,399   1,572       .18
Fourth Quarter.........................   14,780      1,559     782       .09
                                         --------   -------  ------      -------
TOTAL..................................   $62,920   $ 8,086  $4,844      $.55(a)
                                         --------   -------  ------      -------
                                         --------   -------  ------      -------
------------------------

(a) Aggregate per share amounts for each quarter may differ from annual totals as each is independently calculated.

                            THE TODD-AO CORPORATION                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)
                   YEARS ENDED AUGUST 31, 1994, 1995 AND 1996

                   COLUMN A                   COLUMN B       COLUMN C     COLUMN D    COLUMN E
                 -----------                ------------  -------------  ----------   --------
                                                            ADDITIONS
                                                             CHARGED
                                            BALANCE AT    (CREDITED) TO                BALANCE
                                           BEGINNING OF     COSTS AND    DEDUCTIONS   AT END OF
                 DESCRIPTION                 PERIOD          EXPENSES     AND OTHER    PERIOD
                 -----------               ------------   -------------  ----------   --------
Allowance for doubtful accounts:


Year ended August 31, 1994..............       $408           $  31       $ (31)        $408
                                              -----          ------       ------        ----
                                              -----          ------       ------        ----
Year ended August 31, 1995..............       $408           $ 649       $(229)        $828
                                              -----          ------       ------        ----
                                              -----          ------       ------        ----
Year ended August 31, 1996..............       $828           $(158)      $  26 (a)     $696
                                              -----          ------       ------        ----
                                              -----          ------       ------        ----

(a) Includes balance acquired in acquisition of Editworks ($28).