Form 10-Q
period 1996-11-30
TODD AO CORP
filed 1997-01-14
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended NOVEMBER 30, 1996
                                         OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
           Yes   X      No
               ------       -----

The number of shares of common stock outstanding at January 9, 1997 was:
8,202,570 Class A Shares and 1,747,178 Class B Shares.

THE TODD-AO CORPORATION


QUARTERLY REPORT ON FORM 10-Q

NOVEMBER 30, 1996

INDEX
------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                            Page

 Item 1- FINANCIAL STATEMENTS

  The following financial statements are filed herewith:

     Consolidated Balance Sheets, November 30, 1996 and August 31, 1996    3

     Consolidated Statements of Income and Retained Earnings for the
        Three Months Ended November 30, 1996 and 1995                      5

     Consolidated Statements of Cash Flows for the Three Months Ended
        November 30, 1996 and 1995                                         6

     Notes to Consolidated Financial Statements for the Three Months
        Ended November 30, 1996                                            8

 Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10


PART II - OTHER INFORMATION

 Item 5 - Legal Proceedings                                               12

 Item 6 - Exhibits and Reports on Form 8-K                                12

          Signature                                                       12

                             THE TODD-AO CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS


                                                                 AUGUST 31,   NOVEMBER 30,
                                                                 ----------   ------------
                                                                    1996          1996
                                                                 ----------   ------------
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . .     $    3,385    $    16,533
Marketable securities. . . . . . . . . . . . . . . . . . . .          2,616          2,115
Trade receivables
  (net of allowance for doubtful accounts of $715 at
  November 30, 1996 and $696 at August 31, 1996) . . . . . .          9,132         13,393
Inventories (first-in first-out basis) . . . . . . . . . . .            635            661
Income tax receivable. . . . . . . . . . . . . . . . . . . .             --            347
Deferred income taxes. . . . . . . . . . . . . . . . . . . .          1,152          1,115
Prepaids and other . . . . . . . . . . . . . . . . . . . . .            988          1,170
                                                                 ----------    -----------
Total current assets . . . . . . . . . . . . . . . . . . . .         17,908         35,334
                                                                 ----------    -----------
INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . . . .            994            925
                                                                 ----------    -----------
PROPERTY AND EQUIPMENT - At Cost:
Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,270          4,270
Buildings. . . . . . . . . . . . . . . . . . . . . . . . . .         10,559         10,878
Leasehold improvements . . . . . . . . . . . . . . . . . . .          6,286          7,331
Lease acquisition costs. . . . . . . . . . . . . . . . . . .          2,187          2,187
Equipment. . . . . . . . . . . . . . . . . . . . . . . . . .         31,259         35,229
Equipment under capital leases . . . . . . . . . . . . . . .          3,360          3,360
Construction in progress . . . . . . . . . . . . . . . . . .          1,402            243
                                                                 ----------    -----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .         59,323         63,498
Accumulated depreciation and amortization. . . . . . . . . .        (20,846)       (22,501)
                                                                 ----------    -----------
Property and equipment - net . . . . . . . . . . . . . . . .         38,477         40,997
                                                                 ----------    -----------
GOODWILL
  (net of accumulated amortization of $304 at
  November 30, 1996 and $190 at August 31, 1996) . . . . . .          5,761          5,870
                                                                 ----------    -----------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . .          1,046          1,029
                                                                 ----------    -----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   64,186    $    84,155
                                                                 ----------    -----------
                                                                 ----------    -----------


                See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

                             (DOLLARS IN THOUSANDS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 AUGUST 31,   NOVEMBER 30,
                                                                 ----------   ------------
                                                                    1996          1996
                                                                 ----------   ------------
CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . .     $    2,812    $     3,418
Accrued liabilities:
  Payroll and related taxes. . . . . . . . . . . . . . . . .          2,023          2,067
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .            173            146
  Equipment lease. . . . . . . . . . . . . . . . . . . . . .            300            304
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,198          1,156
  Income taxes payable . . . . . . . . . . . . . . . . . . .            368          1,871
Current maturities of long-term debt . . . . . . . . . . . .            615            639
Capitalized lease obligations - current. . . . . . . . . . .            616            489
Deferred income. . . . . . . . . . . . . . . . . . . . . . .            634            812
                                                                 ----------    -----------
Total current liabilities. . . . . . . . . . . . . . . . . .          8,739         10,902
                                                                 ----------    -----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . .          9,332         11,414
CAPITALIZED LEASE OBLIGATIONS. . . . . . . . . . . . . . . .             22              2
DEFERRED COMPENSATION. . . . . . . . . . . . . . . . . . . .            273            258
DEFERRED GAIN ON SALE/LEASEBACK. . . . . . . . . . . . . . .          4,909          4,541
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . .          4,488          4,460
                                                                 ----------    -----------
Total liabilities. . . . . . . . . . . . . . . . . . . . . .         27,763         31,577
                                                                 ----------    -----------
STOCKHOLDERS' EQUITY:
Common Stock:
  Class A; authorized 30,000,000 shares of $0.01 par value;
  issued and outstanding 8,057,020 at November 30, 1996 and
  6,555,640 at August 31, 1996 . . . . . . . . . . . . . . .             65             81
  Class B; authorized 6,000,000 shares of $0.01 par value;
  issued and outstanding 1,747,178 . . . . . . . . . . . . .             17             17
Additional capital . . . . . . . . . . . . . . . . . . . . .         24,291         38,430
Retained earnings. . . . . . . . . . . . . . . . . . . . . .         12,267         13,916
Unrealized gains on marketable securities and long-term
  investments. . . . . . . . . . . . . . . . . . . . . . . .             42              2
Cumulative foreign currency translation adjustment . . . . .           (259)           132
                                                                 ----------    -----------
Total stockholders' equity . . . . . . . . . . . . . . . . .         36,423         52,578
                                                                 ----------    -----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   64,186    $    84,155
                                                                 ----------    -----------
                                                                 ----------    -----------

See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

            CONSOLIDATED STATEMENTS OF IN COME AND RETAINED EARNINGS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    1995          1996
                                                                 ----------     ----------

REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . .     $   18,140     $   20,340
                                                                 ----------     ----------
COSTS AND EXPENSES:
Operating costs and other expenses . . . . . . . . . . . . .         13,023         15,557
Depreciation and amortization. . . . . . . . . . . . . . . .          1,266          1,622
Interest . . . . . . . . . . . . . . . . . . . . . . . . . .            202            221
Equipment lease expense - net. . . . . . . . . . . . . . . .            212             92
Other (income) expense - net . . . . . . . . . . . . . . . .            253             39
                                                                 ----------     ----------
Total costs and expenses . . . . . . . . . . . . . . . . . .         14,956         17,531
                                                                 ----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES . . . . . . . . . .          3,184          2,809
PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . .          1,201          1,038
                                                                 ----------     ----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .          1,983          1,771


RETAINED EARNINGS BEGINNING OF PERIOD. . . . . . . . . . . .          7,904         12,267
LESS:  DIVIDENDS PAID. . . . . . . . . . . . . . . . . . . .           (121)          (122)
                                                                 ----------     ----------
RETAINED EARNINGS END OF PERIOD. . . . . . . . . . . . . . .     $    9,766     $   13,916
                                                                 ----------     ----------

NET INCOME PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS . . . . . . . . . . . . . . . . .     $     0.23     $     0.20
                                                                 ----------     ----------

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . . . . .      8,748,954      9,016,706
                                                                 ----------     ----------
                                                                 ----------     ----------


                See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


                                                                    1995          1996
                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . .     $    1,983     $    1,771
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . .          1,266          1,622
  Deferred income taxes. . . . . . . . . . . . . . . . . . .             --              2
  Loss from joint venture. . . . . . . . . . . . . . . . . .             55             --
  Deferred compensation. . . . . . . . . . . . . . . . . . .            (59)           (15)
  Amortization of deferred gain on
   sale/leaseback transaction. . . . . . . . . . . . . . . .           (368)          (368)
 (Gain) loss on sale of marketable securities
   and investments . . . . . . . . . . . . . . . . . . . . .            201             --
 Changes in assets and liabilities (net of acquisitions):
   Trade receivables . . . . . . . . . . . . . . . . . . . .         (5,475)        (4,123)
   Inventories and other current assets. . . . . . . . . . .           (148)          (185)
   Accounts payable and accrued liabilities. . . . . . . . .          1,110            443
   Income taxes payable. . . . . . . . . . . . . . . . . . .          1,206          1,116
   Deferred income . . . . . . . . . . . . . . . . . . . . .           (165)           167
                                                                 ----------     ----------
Net cash provided by (used in) operating activities: . . . .           (394)           430
                                                                 ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities and investments . . . . .            (66)            --
 Proceeds from sale of marketable securities
   and investments . . . . . . . . . . . . . . . . . . . . .            195            530
 Capital expenditures. . . . . . . . . . . . . . . . . . . .         (1,745)        (3,654)
 Contributions to joint venture. . . . . . . . . . . . . . .            (55)            --
 Other assets. . . . . . . . . . . . . . . . . . . . . . . .            131           (153)
                                                                 ----------     ----------
Net cash flows (used in) investing activities: . . . . . . .     $   (1,540)    $   (3,277)
                                                                 ----------     ----------
                                                                 ----------     ----------

                             THE TODD-AO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)


                                                                    1995          1996
                                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings of long-term debt. . . . . . . . . . . . . . . .     $    1,400     $    6,900
 Payments on long-term debt. . . . . . . . . . . . . . . . .         (1,758)        (4,838)
 Payments on capital lease obligations . . . . . . . . . . .           (259)          (155)
 Net proceeds from issuance of common stock. . . . . . . . .             67         14,155
 Treasury stock transactions . . . . . . . . . . . . . . . .           (560)            --
 Dividends paid. . . . . . . . . . . . . . . . . . . . . . .           (121)          (122)
                                                                 ----------     ----------
Net cash flows provided by (used in)
financing activities:. . . . . . . . . . . . . . . . . . . .         (1,231)        15,940
 Effect of exchange rate changes on cash . . . . . . . . . .             --             55
                                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . .         (3,165)        13,148
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .          5,278          3,385
                                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .     $    2,113     $   16,533
                                                                 ----------     ----------
                                                                 ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest. . . . . . . . . . . . . . . . . . . . . . . . . .     $      258     $      254
                                                                 ----------     ----------
                                                                 ----------     ----------

 Income taxes. . . . . . . . . . . . . . . . . . . . . . . .     $        0     $        0
                                                                 ----------     ----------
                                                                 ----------     ----------

THE TODD-AO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996
(Dollars in Thousands, except per share amounts)
--------------------------------------------------------------------------------

If complete notes were to accompany these statements they would be substantially in the same form as those to the Company's Financial Statements for the Year Ended August 31, 1996. In addition the following notes are applicable:

1. In the opinion of management for the Company, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of operations have been included.

2. The consolidated financial statements include the Company and its wholly owned subsidiaries Todd-AO Studios, Todd-AO Studios East, Inc. ("Todd-AO East"), Todd-AO Productions, Inc., Todd-AO Digital Images, Inc. ("TDI"), Todd-AO Video Services, Inc. ("TVS"), Todd-AO Studios West ("TSW"), Todd-AO Europe Holding Ltd. ("TAO Europe"), Todd-AO Preservation Services, Hollywood Supply Company and Todd-AO's Land of the Future. All significant intercompany balances and transactions have been eliminated.

3. Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding for each of the years presented including common share equivalents arising from the assumed conversion of any outstanding dilutive stock options.

4. On August 15, 1996, the Company purchased substantially all of the assets and certain liabilities of Edit Acquisition LLC ("Editworks"). Editworks provides video post production services to broadcasters, advertising agencies and other businesses. The Company paid Editworks $3,680 in cash and $970 in common stock.

     The acquisition is being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the three months ended November 30, 1995 is presented as if the acquisition had occurred on September 1, 1995. Pro forma adjustments for Editworks are primarily to amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes.


                                                                  1995
                                                               ----------

        Revenues. . . . . . . . . . . . . . . . . . . . . .    $  19,092
                                                               ----------
                                                               ----------

        Net income. . . . . . . . . . . . . . . . . . . . .    $   2,035
                                                               ----------
                                                               ----------

        Net income per common share . . . . . . . . . . . .    $    0.23
                                                               ----------
                                                               ----------

5. The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of November 30, 1996, 795,146 shares had been repurchased. All of these shares have been cancelled and returned to authorized but unissued status.

6. On July 9, 1996 the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware which increased the authorized shares of Class A Stock from 10,000,000 to 30,000,000 and Class B Stock from 2,000,000 to 6,000,000. In addition, the par value of all classes of stock was reduced from $.25 to $.01 per share.

     On October 10, 1996, the Company filed a registration statement with the Securities and Exchange Commission and on November 20, 1996 the registration statement, as amended, was declared effective for a public offering of 1,500,000 primary Class A shares at $10.50 per share. On November 26, 1996 the offering was completed and all the shares were sold and issued. In December 1996 an additional 145,000 shares were sold and issued in connection with the exercise of a portion of the underwriters' over-allotment option.

7. In January 1997 the Company announced that it is in negotiations to acquire all of the stock of International Video Conversions, Inc. ("IVC"), a California corporation based in Burbank. IVC is engaged in the business of providing a full range of video tape services specializing in duplication, telecine and conversions including HDTV.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

1.   Material Changes in Financial Condition

     In December 1994, the Company signed agreements with its bank to implement the sale/leaseback of certain equipment and a long-term credit facility. An aggregate of $11,218 of sound studio equipment was sold and leased back on December 30, 1994. The sale/leaseback agreement terminates on December 30, 1999. Under the credit facility, including amendments in 1995 and 1996, the Company may borrow up to $20,000 and L5,000 in revolving loans until February 28, 2000. On that date and quarterly thereafter until the expiration of the agreement on November 30, 2003, the revolving loan commitment will reduce by 5% of the original loan commitment. These credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that funds generated from operations, proceeds from the public offering described below, proceeds from the sale/leaseback and the borrowings available under the credit facility will be sufficient to meet the needs of the Company at least through the end of 1997.

     In February 1995, the Company used $6,878 of the proceeds from the sale/leaseback agreement to acquire substantially all of the property, equipment and inventory of Skywalker Sound South, renamed Todd-AO Studio West. In March 1995, the Company used $7,726 under the credit facility in connection with the acquisition of Chrysalis. In August 1996, the Company used $4,280 under the credit facility in connection with the acquisition of Editworks. As of November 30, 1996, the Company had $10,788 outstanding under the credit facility. This amount was reduced by $8,002 in December 1996.

     The Company expects capital expenditures of approximately $11,500 for its Los Angeles, New York City, Atlanta and London facilities in fiscal 1997. These capital expenditures will be financed by credit facilities and internally generated funds.

     On October 10, 1996, the Company filed a registration statement with the Securities and Exchange Commission and on November 20, 1996 the registration statement, as amended, was declared effective for a public offering of 1,500,000 primary Class A shares at $10.50 per share, excluding the underwriters' over-allotment option. On November 26, 1996 the Company received net proceeds, after deducting the underwriting discounts and commissions, of $14,648. Additional net proceeds for the exercise of a portion of the underwriters' over-allotment option were received in December 1996 in the amount of $1,416. All other expenses of the offering are estimated to be approximately $500. The funds received were used to temporarily pay down existing debt in the amount of $1,100 in November 1996 and $8,002 in December 1996. The remaining funds are currently invested in short-term federal agency securities. These funds will be used for possible future acquisitions, working capital requirements and other general corporate purposes.

2.   Material Changes in Results of Operations

     THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1995

     Revenues increased $2,200 or 12.1% from $18,140 to $20,340 due to the acquisitions of Todd-AO Editworks ("Editworks") in August 1996 and Todd-AO Filmatic ("Filmatic") in April 1996 as well as increases in the Company's existing sound and video services. The increases for these new subsidiaries were $984 and $279, respectively. The revenue increases for the Company's remaining divisions was $937 or 5.2%. There is also a non-recurring settlement of $325 included in the revenue of the prior year.

     Operating costs and other expenses increased $2,534 or 19.5% from $13,023 to $15,557. Cost increases related to the acquisitions described above were higher than usual due to transitional changes at Editworks and the relocation of Filmatic. In addition, the ratio of operating costs to revenue were lower in the prior year due to certain favorable contracts and arrangements.

     Depreciation and amortization increased $356 or 28.1% primarily due to the acquisitions.

     Net equipment lease expense decreased $120 or 56.6% due primarily to decreases in the interest rate.

     Other (income) expense, net increased $214 primarily due to a loss in the prior year from the disposition of assets and investments.

     As a result of the above, income before taxes decreased $375 from $3,184 to $2,809 and net income decreased $212 from $1,983 to $1,771.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in litigation and similar claims incidental to the conduct of its business. None of the pending actions is considered material.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a).       (1)  Exhibit 27 Financial Data Schedule.





                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE TODD-AO CORPORATION



  January 13, 1997                       /s/       Silas R. Cross
-------------------                      -----------------------------
         Date                                     Silas R. Cross
                                         Chief Accounting Officer