Form 10-Q
period 1997-02-28
TODD AO CORP
filed 1997-04-14
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended FEBRUARY 28, 1997
                                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to

Commission file number: 0-1461

                             THE TODD-AO CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        13-1679856
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation)

            900 N. SEWARD STREET, HOLLYWOOD, CALIFORNIA      90038
                (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (213) 962-5304

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

The number of shares of common stock outstanding at April 8, 1997 was:
8,223,654 Class A Shares and 1,747,178 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FEBRUARY 28, 1997


INDEX
-----------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                             Page

    Item 1- FINANCIAL STATEMENTS

       The following financial statements are filed herewith:

            Consolidated Balance Sheets, February 28, 1997 and August 31, 1996                3

            Consolidated Statements of Income and Retained Earnings for the
               Six and Three Months Ended February 28, 1997 and 1996                          5

            Consolidated Statements of Cash Flows for the Six Months Ended
               February 28, 1997 and 1996                                                     6

            Notes to Consolidated Financial Statements for the Six Months
               Ended February 28, 1997                                                        8

    Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   10


PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                                               13

    Item 6 - Exhibits and Reports on Form 8-K                                                13

             Signature                                                                       13


                                  THE TODD-AO CORPORATION

                                CONSOLIDATED BALANCE SHEETS
                                   (DOLLARS IN THOUSANDS)


                                         ASSETS


                                                                       AUGUST 31,          FEBRUARY 28,
                                                                      ------------        --------------
                                                                          1996                 1997
                                                                      ------------        --------------

CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . .                $      3,385        $        1,791
Marketable securities. . . . . . . . . . . . . . . . .                       2,616                 7,945
Trade receivables
  (net of allowance for doubtful accounts of $707 at
  February 28, 1997 and $696 at August 31, 1996) . . .                       9,132                13,547
Inventories (first-in first-out basis) . . . . . . . .                         635                   552
Income tax receivable. . . . . . . . . . . . . . . . .                          --                   390
Deferred income taxes. . . . . . . . . . . . . . . . .                       1,152                 1,115
Prepaids and other . . . . . . . . . . . . . . . . . .                         988                 1,073
                                                                      ------------         -------------

Total current assets . . . . . . . . . . . . . . . . .                      17,908                26,413
                                                                      ------------         -------------

INVESTMENTS. . . . . . . . . . . . . . . . . . . . . .                         994                   981
                                                                      ------------         -------------

PROPERTY AND EQUIPMENT - At Cost:
Land . . . . . . . . . . . . . . . . . . . . . . . . .                       4,270                 4,270
Buildings. . . . . . . . . . . . . . . . . . . . . . .                      10,559                10,878
Leasehold improvements . . . . . . . . . . . . . . . .                       6,286                 6,930
Lease acquisition costs. . . . . . . . . . . . . . . .                       2,187                 2,187
Equipment. . . . . . . . . . . . . . . . . . . . . . .                      31,271                38,399
Equipment under capital leases . . . . . . . . . . . .                       3,360                 3,360
Construction in progress . . . . . . . . . . . . . . .                       1,402                   270
                                                                      ------------         -------------

Total. . . . . . . . . . . . . . . . . . . . . . . . .                      59,335                66,294
Accumulated depreciation and amortization. . . . . . .                     (20,858)              (23,800)
                                                                      ------------         -------------

Property and equipment - net . . . . . . . . . . . . .                      38,477                42,494
                                                                      ------------         -------------

GOODWILL
  (net of accumulated amortization of $406 at
  February 28, 1997 and $190 at August 31, 1996) . . .                       5,761                 5,782
                                                                      ------------         -------------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .                       1,046                 1,037
                                                                      ------------         -------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . .                $     64,186         $      76,707
                                                                      ------------         -------------
                                                                      ------------         -------------




              See notes to consolidated financial statements.

                                  THE TODD-AO CORPORATION

                                CONSOLIDATED BALANCE SHEETS
                                   (DOLLARS IN THOUSANDS)
                                         (CONTINUED)


                            LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                     AUGUST 31,        FEBRUARY 28,
                                                                    ------------      --------------
                                                                        1996               1997
                                                                    ------------      --------------

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . .              $      2,812      $        3,475
Accrued liabilities:
  Payroll and related taxes. . . . . . . . . . . . . .                     2,023               2,229
  Interest . . . . . . . . . . . . . . . . . . . . . .                       173                  31
  Equipment lease. . . . . . . . . . . . . . . . . . .                       300                 280
  Other. . . . . . . . . . . . . . . . . . . . . . . .                     1,198               1,027
  Income taxes payable . . . . . . . . . . . . . . . .                       368               1,469
Current maturities of long-term debt . . . . . . . . .                       615                 639
Capitalized lease obligations - current. . . . . . . .                       616                 237
Deferred income. . . . . . . . . . . . . . . . . . . .                       634               1,559
                                                                    ------------      --------------
Total current liabilities. . . . . . . . . . . . . . .                     8,739              10,946

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .                     9,332               1,421
CAPITALIZED LEASE OBLIGATIONS. . . . . . . . . . . . .                        22                  --
DEFERRED COMPENSATION. . . . . . . . . . . . . . . . .                       273                 233
DEFERRED GAIN ON SALE/LEASEBACK. . . . . . . . . . . .                     4,909               4,173
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .                     4,488               4,460
                                                                    ------------      --------------


Total liabilities. . . . . . . . . . . . . . . . . . .                    27,763              21,233
                                                                    ------------      --------------

STOCKHOLDERS' EQUITY:
Common Stock:
  Class A; authorized 30,000,000 shares of $0.01
  par value; issued and outstanding 8,202,570 at
  February 28, 1997 and 6,555,640 at
  August 31, 1996. . . . . . . . . . . . . . . . . . .                        65                  82
Class B; authorized 6,000,000 shares of $0.01 par
  value; issued and outstanding 1,747,178. . . . . . .                        17                  17
Additional capital . . . . . . . . . . . . . . . . . .                    24,291              39,877
Retained earnings. . . . . . . . . . . . . . . . . . .                    12,267              15,288
Unrealized gains on marketable securities and
  long-term investments. . . . . . . . . . . . . . . .                        42                   3
Cumulative foreign currency translation adjustment . .                      (259)                207
                                                                    ------------      --------------

Total stockholders' equity . . . . . . . . . . . . . .                    36,423              55,474
                                                                    ------------      --------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . .              $     64,186      $       76,707
                                                                    ------------      --------------
                                                                    ------------      --------------




              See notes to consolidated financial statements.

                            THE TODD-AO CORPORATION

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
         FOR THE SIX AND THREE MONTHS ENDED FEBRUARY 28, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                              SIX MONTHS                   THREE MONTHS
                                                                       ------------------------     ------------------------
                                                                         1996           1997          1996           1997
                                                                       ---------     ----------     ---------     ----------

REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  31,339      $  39,681     $  13,199     $   19,341
                                                                       ---------     ----------     ---------     ----------

COSTS AND EXPENSES:
Operating costs and other expenses . . . . . . . . . . . . . . .          24,279         30,659        11,256         15,102
Depreciation and amortization. . . . . . . . . . . . . . . . . .           2,588          3,187         1,322          1,565
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .             386            327           184            106
Equipment lease expense - net. . . . . . . . . . . . . . . . . .             344            155           132             63
Other expense (income) - net . . . . . . . . . . . . . . . . . .            (258)            99          (511)            60
                                                                       ---------     ----------     ---------     ----------

Total costs and expenses . . . . . . . . . . . . . . . . . . . .          27,339         34,427        12,383         16,896
                                                                       ---------     ----------     ---------     ----------

INCOME BEFORE PROVISION FOR INCOME TAXES . . . . . . . . . . . .           4,000          5,254           816          2,445
PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . . . .           1,510          1,965           309            927
                                                                       ---------     ----------     ---------     ----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,490          3,289     $     507     $    1,518
                                                                                                    ---------     ----------
                                                                                                    ---------     ----------
RETAINED EARNINGS BEGINNING OF PERIOD. . . . . . . . . . . . . .           7,904         12,267
LESS:   DIVIDENDS PAID . . . . . . . . . . . . . . . . . . . . .            (241)          (268)
                                                                       ---------     ----------
RETAINED EARNINGS END OF PERIOD. . . . . . . . . . . . . . . . .       $  10,153      $  15,288
                                                                       ---------     ----------
                                                                       ---------     ----------

NET INCOME PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS . . . . . . . . . . . . . . . . . . .       $    0.28      $    0.34     $    0.06      $     0.14
                                                                       ---------     ----------     ---------      ----------
                                                                       ---------     ----------     ---------      ----------

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . . . . . . .       8,748,018      9,770,336     8,746,989      10,523,799
                                                                       ---------     ----------     ---------      ----------
                                                                       ---------     ----------     ---------      ----------



              See notes to consolidated financial statements.

                                  THE TODD-AO CORPORATION

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1996
                                  (DOLLARS IN THOUSANDS)



                                                                                1996              1997
                                                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $    2,490        $    3,289
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . . . .                 2,588             3,187
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . .                    --                 2
   Deferred compensation. . . . . . . . . . . . . . . . . . . . .                   (98)              (40)
   Amortization of deferred gain on
      sale/leaseback transaction . . . . . . . . . . . . . . . . .                 (736)             (736)
   (Gain) loss on sale of marketable securities
     and investments. . . . . . . . . . . . . . . . . . . . . . .                    41                --
   (Gain) loss on disposition of fixed assets . . . . . . . . . .                    --               (23)
   Changes in assets and liabilities (net of acquisitions):
     Trade receivables . . . . . . . . . . . . . . . . . . . . . .               (2,335)           (4,246)
     Inventories and other current assets. . . . . . . . . . . . .                  (56)               20
     Accounts payable and accrued liabilities. . . . . . . . . . .                  878               380
     Accrued equipment lease . . . . . . . . . . . . . . . . . . .                  (80)              (20)
     Income taxes payable. . . . . . . . . . . . . . . . . . . . .                  607               672
     Deferred income . . . . . . . . . . . . . . . . . . . . . . .                 (298)              876
                                                                             ----------        ----------

Net cash flows provided by operating activities: . . . . . . . . .                3,001             3,361
                                                                             ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities and investments. . . . . . . . .                  57            (5,901)
 Proceeds from sale of marketable securities
  and investments . . . . . . . . . . . . . . . . . . . . . . . . .                 630               527
 Proceeds from disposition of fixed assets. . . . . . . . . . . . .                  --                26
 Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .              (2,511)           (6,511)
 Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .                 130              (118)
                                                                             ----------        ----------

Net cash flows (used in) investing activities: . . . . . . . . . .           $   (1,694)       $  (11,977)
                                                                             ----------        ----------


                                    THE TODD-AO CORPORATION

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1996
                                    (DOLLARS IN THOUSANDS)
                                        (CONTINUED)




                                                                                    1996                1997
                                                                               --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings of long-term debt . . . . . . . . . . . . . . . . . .              $        1,400      $        6,900
 Payments of long-term debt . . . . . . . . . . . . . . . . . . .                      (3,359)            (14,831)
 Payments on capital lease obligations. . . . . . . . . . . . . .                        (508)               (406)
 Net proceeds from issuance of common stock . . . . . . . . . . .                         238              15,603
 Treasury stock transactions. . . . . . . . . . . . . . . . . . .                        (560)                 --
 Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .                        (241)               (268)
                                                                               --------------      --------------

Net cash flows provided by (used in) financing activities:  . . .                      (3,030)              6,998
 Effect of exchange rate changes on cash  . . . . . . . . . . . .                          --                  24
                                                                               --------------      --------------

NET (DECREASE) IN CASH AND
 CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . .                      (1,723)             (1,594)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . .                       5,278               3,385
                                                                               --------------      --------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . .              $        3,555      $        1,791
                                                                               --------------      --------------
                                                                               --------------      --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $          414      $          475
                                                                               --------------      --------------
                                                                               --------------      --------------

Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .               $          905      $        1,080
                                                                               --------------      --------------
                                                                               --------------      --------------


THE TODD-AO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

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

     The acquisition is being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the six months ended February 29, 1996 is presented as if the acquisition had occurred on September 1, 1995. Pro forma adjustments for Editworks are primarily to amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes.

                                                                  1996
                                                              ------------

          Revenues . . . . . . . . . . . . . . . . . .        $     33,529
                                                              ------------
                                                              ------------
          Net income . . . . . . . . . . . . . . . . .        $      2,721
                                                              ------------
                                                              ------------
          Net income per common share. . . . . . . . .        $       0.31
                                                              ------------
                                                              ------------

5. The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of February 28, 1997, 795,146 shares had been repurchased. All of these shares have been cancelled and returned to authorized but unissued status.

6. On October 10, 1996, the Company filed a registration statement with the Securities and Exchange Commission and on November 20, 1996 the registration statement, as amended, was declared effective for a public offering of 1,500,000 primary Class A shares at $10.50 per share. On November 26, 1996 the offering was completed and all the shares were sold and issued. In December 1996 an additional 145,000 shares were sold and issued in connection with the exercise of a portion of the underwriters' over-allotment option. Proceeds from the offering, net of costs as of February 28, 1997 totaled $15,594.

7. In January 1997 the Company announced that it was in negotiations to acquire all of the stock of International Video Conversions, Inc. ("IVC"), a California corporation based in Burbank. IVC is engaged in the business of providing a full range of video tape services specializing in duplication, telecine and conversions including HDTV. This acquisition has not materialized.


     The Company is in the process of organizing a limited liability company ("LLC") with United Artists Theatre Circuit, Inc., an operator of motion picture theatres ("UATC") for the purpose of exploiting proprietary technology to conserve film stock and reduce the length of wide screen film release prints. The technology, known as "Compact Distribution Print" or "CDP", has been successfully demonstrated, but its implementation will require a broad level of film industry acceptance which has not yet been obtained. Pending such acceptance, further development and marketing expenditures will be minimal. It is anticipated that the Company and UATC will each have a 50% interest in any profits of the LLC, which is known as "CDP Limited Liability Company".

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

1.   Material Changes in Financial Condition

     In December 1994, the Company signed agreements with its bank to implement the sale/leaseback of certain equipment and a long-term credit facility. An aggregate of $11,218 of sound studio equipment was sold and leased back on December 30, 1994. The sale/leaseback agreement, which consists of five 1-year terms amortizing to approximately 40% with interest at Libor rates plus 1.5% which can increase to Libor plus 2% if the leverage ratio (Funded Indebtedness/EBITDA) is greater than 2:1, terminates on December 30, 1999. Under the credit facility, including amendments in 1995 and 1996, the Company may borrow up to $20,000 and L5,000 in revolving loans until February 28, 2000. On that date and quarterly thereafter until the expiration of the agreement on November 30, 2003, the revolving loan commitment will reduce by 5% of the original loan commitment. The credit facility provides for borrowings at the Bank's Reference rates (plus .5%), CD rates (plus 1.625%) and Libor rates (plus 1.5%) which can increase to plus 1%, 2.125% and 2%, respectively, if the leverage ratio (described above) is greater than 2:1. Leverage ratios may not exceed 3:1. The facility includes commitment fees at .5% per annum on the unused balance. Other material restrictions include: the coverage ratio (cash flow/fixed charges) may not be less than 1.75:1 through 1998 and 1.5:1 thereafter; the Company is limited to $10,000 per annum for capital expenditures (except for fiscal year 1997 which is limited to $12,500); Other Indebtedness or Contingent Liabilities (outside the credit and sale/leaseback agreements) may not exceed $8,000 and Minimum Net Worth is not to be less than $23,400 plus net proceeds from issuance of equity plus 50% of future consolidated net income. These credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that funds generated from operations, proceeds from the public offering described below, proceeds from the sale/leaseback and the borrowings available under the credit facility will be sufficient to meet the needs of the Company at least through the end of 1997.

     In February 1995, the Company used $6,878 of the proceeds from the sale/leaseback agreement to acquire substantially all of the property, equipment and inventory of Skywalker Sound South, renamed Todd-AO Studio West. In March 1995, the Company used $7,726 under the credit facility in connection with the acquisition of Chrysalis. In August 1996, the Company used $4,280 under the credit facility in connection with the acquisition of Editworks. As of February 28, 1997, the Company had $775 outstanding under the credit facility.

     The Company expects capital expenditures of approximately $11,500 for its Los Angeles, New York City, Atlanta and London facilities in fiscal 1997. These capital expenditures will be financed by credit facilities and internally generated funds. As of February 28, 1997 the Company has incurred $6,511 for fiscal 1997 capital expenditures.

     On October 10, 1996, the Company filed a registration statement with the Securities and Exchange Commission and on November 20, 1996 the registration statement, as amended, was declared effective for a public offering of 1,500,000 primary Class A shares at $10.50 per share. All of the shares plus an additional 145,000, exercised as a portion of the underwriters' over-allotment option, were sold and issued. Proceeds from the offering, net of costs as of February 28, 1997 totaled $15,594. The funds received were used to temporarily pay down existing debt in the amount of $9,102. The remaining funds are currently invested in short-term federal agency securities. These funds will be used for possible future acquisitions, working capital requirements and other general corporate purposes.

     The Company does not believe that it is currently exposed to any material foreign exchange rate risk and, at present, does not have a policy for managing such risk.

2.   Material Changes in Results of Operations

     General

     Since fiscal 1995, the Company has pursued a strategy of diversifying its operations by acquiring or establishing complementary service companies in the production and post production markets. This diversification is not only functional but geographical, as represented by the Company's acquisitions in Santa Monica, California, London, UK and Atlanta, Georgia. The Company has not yet utilized the funds provided by the public offering in November, 1996 for its primary long-term objective of accretive acquisitions. The previously announced acquisition of International Video Conversions in Burbank, California has not materialized.

     SIX MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO SIX MONTHS ENDED FEBRUARY 29, 1996

     Revenues increased $8,342 or 26.6% from $31,339 to $39,681 primarily due to significant increases from the Company's sound services divisions ($4,257) as well as its video services divisions which include Todd-AO Editworks ("Editworks") acquired in August 1996 and Todd-AO Filmatic ("Filmatic") acquired in April 1996 which contributed revenue increases of $2,165 and $522, respectively. There is also a non-recurring settlement of $434 included in the prior year revenue of Todd-AO UK, Ltd. (formerly Chrysalis/Todd-AO Europe, Ltd. before name change on March 1, 1997).

     Operating costs and other expenses increased $6,380 or 26.3% from $24,279 to $30,659. Cost increases related to the acquisitions described above were higher than usual due to transitional changes at Editworks and the relocation of Filmatic. These acquisitions are now fully integrated into operations and should impact favorably on future results. The remaining cost increases are related to the revenue increases described above.

     Depreciation and amortization increased $599 or 23.1% primarily due to the acquisitions and current year capital expenditures.

     Net equipment lease expense decreased $189 or 54.9% due to decreases in the interest rate and a declining principal balance while the straight line amortization of the deferred gain remains the same.

     Other (income) expense, net decreased $357 primarily due to a non-recurring provision adjustment of $215 from a favorable settlement of a contested claim and other provision adjustments of $202 in the prior year.

     As a result of the above, income before taxes increased $1,254 from $4,000 to $5,254 and net income increased $799 from $2,490 to $3,289.

     Earnings per share increased 21% from $0.28 to $0.34 in spite of a 12% dilution in average shares outstanding primarily due to the November 1996 public offering when 1,645,000 shares were issued. If the public offering had occurred as of September 1, 1996 and the bank credit facility debt paid down, the EPS as of February 28, 1997 would not have changed from $0.34.

     THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 1996.

     Revenues increased $6,142 or 46.5% from $13,199 to $19,341 primarily due to significant increases from the Company's sound services divisions ($3,820) as well as its video services divisions which include Editworks and Filmatic acquired in August and April 1996 which contributed revenue increases of $1,181 and $243, respectively. There is also a non-recurring settlement of $109 included in the prior year revenue of Todd-AO UK, Ltd.

     Operating costs and other expenses increased $3,837 or $34.1% from $11,265 to $15,102. Cost increases related to the acquisitions described above were higher than usual due to transitional changes at Editworks and the relocation of Filmatic. The remaining cost increases are related to the revenue increases described above.

     Depreciation and amortization increased $243 or 18.4% primarily due to the acquisitions and current year capital expenditures.

     Net equipment lease expense decreased $69 or 52.3% due to a declining principal balance while the straight line amortization of the deferred gain remains the same.

     Other (income) expense, net decreased $580 primarily due to a non-recurring provision adjustment of $215 from a favorable settlement of a contested claim and other provision adjustments of $199 in the prior year.

     As a result of the above, income before taxes increased $1,629 from $816 to $2,445 and net income increased $1,011 from $507 to $1,518.

     Earnings per share increased 133% from $0.06 to $0.14 in spite of a 20% dilution arising from the November 1996 public offering.

3.   Material Changes in Cash Flows

     For the six months ended February 28, 1997 the Company generated $3,361 in cash from operating activities compared to $3,001 in 1996. In addition to net income of $3,289, adjusted for depreciation and net amortization of $2,451, increases in accounts payable and other liabilities of $1,928 also increased cash provided by operations. Cash was utilized primarily to fund trade receivables. The revenue increase in the second quarter of the fiscal year represented 74% of the total increase for the six month period. This, in addition to an overall increase in 1997 revenues, caused a significant increase in trade receivables of $4,246 at February 28, 1997. This is the opposite of the prior year when revenues in the second quarter represented 25% of the total six month increase and caused a less severe increase in trade receivables of $2,335.

     Net cash generated from operating activities supplemented by proceeds from the sale of certain marketable securities and investments and borrowings from the Company's credit facility were used to reinvest in capital assets of the Company and to pay down long-term debt. Cash generated from the net proceeds received in connection with the Company's public offering of $15,594 were used to pay down long-term debt, to purchase short-term federal agency securities and to reinvest in capital assets of the Company.

4.   Other Business Information

     The Editworks division is currently constructing two audio rooms in order to provide its clients with additional services. The rooms are expected to begin operations in the fourth quarter of this fiscal year and thereafter should contribute to the revenue and earnings of the Company.

                                PART II - OTHER INFORMATION


ITEM 5.  LEGAL PROCEEDINGS

     The Company is involved in litigation and similar claims incidental to the conduct of its business. None of the pending actions is considered material.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a). (1) Fourth amendment dated October 1, 1996 to Credit Agreement dated as of December 2, 1994 between The Todd-AO Corporation and Bank of America National Trust and Savings Association.

               (2) Employment agreement dated as of November 8, 1996 between The Todd-AO Corporation and Christopher D. Jenkins.

               (3)  Exhibit 27 Financial Data Schedule.






                                          SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   THE TODD-AO CORPORATION



   April 10, 1997                                 /s/      Silas R. Cross
 ------------------                            ------------------------------
      Date                                                 Silas R. Cross
                                                     Chief Accounting Officer