Form 10-Q
period 1997-05-31
TODD AO CORP
filed 1997-07-14
CIK 61442

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended MAY 31, 1997
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to

Commission file number: 0-1461

                               THE TODD-AO CORPORATION
                (Exact name of registrant as specified in its charter)

      DELAWARE                                        13-1679856
(State or other jurisdiction                     (I.R.S. Employer of
incorporation)                                   Identification No.)


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
    Yes       X          No
          --------            --------

The number of shares of common stock outstanding at July 9, 1997 was: 8,173,054 Class A Shares and 1,747,178 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

MAY 31, 1997

INDEX

PART I - FINANCIAL INFORMATION                                              Page

    Item 1- FINANCIAL STATEMENTS

       The following financial statements are filed herewith:

             Consolidated Balance Sheets, May 31, 1997 and August 31, 1996     3

             Consolidated Statements of Income and Retained Earnings for the
                 Nine and Three Months Ended May 31, 1997 and 1996             5

             Consolidated Statements of Cash Flows for the Nine Months Ended
                 May 31, 1997 and 1996                                         6

             Notes to Consolidated Financial Statements for the Nine Months
                 Ended May 31, 1997                                            8

    Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    10


PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                                13

    Item 4 - Submission of Matters to a Vote of Security Holders              13

    Item 6 - Exhibits and Reports on Form 8-K                                 13

             Signature                                                        14


                                 THE TODD-AO CORPORATION

                               CONSOLIDATED BALANCE SHEETS
                                  (DOLLARS IN THOUSANDS)


                                          ASSETS


                                                                 AUGUST 31,      MAY 31,
                                                                 ---------      ---------
                                                                   1996           1997
                                                                 ---------      ---------
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . .       $   3,385      $   1,463
Marketable securities. . . . . . . . . . . . . . . . . . .           2,616          7,908
Trade receivables
  (net of allowance for doubtful accounts of $693 at
   May 31, 1997 and $696 at August 31, 1996) . . . . . . .           9,132         12,564
Inventories (first-in first-out basis) . . . . . . . . . .             635            505
Income tax receivable. . . . . . . . . . . . . . . . . . .              --            390
Deferred income taxes. . . . . . . . . . . . . . . . . . .           1,152          1,115
Prepaids and other . . . . . . . . . . . . . . . . . . . .             988          1,303
                                                                 ---------      ---------
Total current assets . . . . . . . . . . . . . . . . . . .          17,908         25,248
                                                                 ---------      ---------
INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . . .             994            992
                                                                 ---------      ---------

PROPERTY AND EQUIPMENT - At Cost:
Land . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,270          4,270
Buildings. . . . . . . . . . . . . . . . . . . . . . . . .          10,559         10,878
Leasehold improvements . . . . . . . . . . . . . . . . . .           6,286          7,376
Lease acquisition costs. . . . . . . . . . . . . . . . . .           2,187          2,187
Equipment. . . . . . . . . . . . . . . . . . . . . . . . .          31,271         40,242
Equipment under capital leases . . . . . . . . . . . . . .           3,360          3,360
Construction in progress . . . . . . . . . . . . . . . . .           1,402            337
                                                                 ---------      ---------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . .          59,335         68,650
Accumulated depreciation and amortization. . . . . . . . .         (20,858)       (25,326)
                                                                 ---------      ---------
Property and equipment - net . . . . . . . . . . . . . . .          38,477         43,324
                                                                 ---------      ---------
GOODWILL
  (net of accumulated amortization of $509 at
  May 31, 1997 and $190 at August 31, 1996). . . . . . . .           5,761          5,683
                                                                 ---------      ---------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .           1,046          1,076
                                                                 ---------      ---------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .       $  64,186      $  76,323
                                                                 ---------      ---------
                                                                 ---------      ---------

                   See notes to consolidated financial statements.



                               THE TODD-AO CORPORATION

                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)
                                      (CONTINUED)


                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 AUGUST 31,      MAY 31,
                                                                 ---------      ---------
                                                                   1996           1997
                                                                 ---------      ---------
CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . .       $   2,812      $   3,250
Accrued liabilities:
  Payroll and related taxes. . . . . . . . . . . . . . . .           2,023          2,045
  Interest . . . . . . . . . . . . . . . . . . . . . . . .             173             37
  Equipment lease. . . . . . . . . . . . . . . . . . . . .             300            282
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .           1,198            952
  Income taxes payable . . . . . . . . . . . . . . . . . .             368          1,805
Current maturities of long-term debt . . . . . . . . . . .             615            558
Capitalized lease obligations - current. . . . . . . . . .             616             71
Deferred income. . . . . . . . . . . . . . . . . . . . . .             634          1,374

Total current liabilities. . . . . . . . . . . . . . . . .           8,739         10,374
                                                                 ---------      ---------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . .           9,332            974
CAPITALIZED LEASE OBLIGATIONS. . . . . . . . . . . . . . .              22              0
DEFERRED COMPENSATION. . . . . . . . . . . . . . . . . . .             273            217
DEFERRED GAIN ON SALE/LEASEBACK. . . . . . . . . . . . . .           4,909          3,804
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . .           4,488          4,458
                                                                 ---------      ---------
Total liabilities. . . . . . . . . . . . . . . . . . . . .          27,763         19,827
                                                                 ---------      ---------

STOCKHOLDERS' EQUITY:
Common Stock:
  Class A; authorized 30,000,000 shares of $0.01 par value;
  issued 8,153,154 at May 31, 1997 and 6,555,640 at
  August 31, 1996. . . . . . . . . . . . . . . . . . . . .              65             82
  Class B; authorized 6,000,000 shares of $0.01 par value;
  issued and outstanding 1,747,178 . . . . . . . . . . . .              17             17
Additional capital . . . . . . . . . . . . . . . . . . . .          24,291         39,893
Retained earnings. . . . . . . . . . . . . . . . . . . . .          12,267         17,041
Treasury stock . . . . . . . . . . . . . . . . . . . . . .              --           (705)
Unrealized gains (losses) on marketable securities
  and long-term investments. . . . . . . . . . . . . . . .              42            (39)
Cumulative foreign currency translation adjustment . . . .            (259)           207
                                                                 ---------      ---------
Total stockholders' equity . . . . . . . . . . . . . . . .          36,423         56,496
                                                                 ---------      ---------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .       $  64,186      $  76,323
                                                                 ---------      ---------
                                                                 ---------      ---------


                   See notes to consolidated financial statements.


                               THE TODD-AO CORPORATION

               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
              FOR THE NINE AND THREE MONTHS ENDED MAY 31, 1997 AND 1996
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             NINE MONTHS                  THREE MONTHS
                                                     --------------------------    --------------------------
                                                         1996           1997           1996         1997
                                                     -----------    -----------    -----------    -----------
REVENUES . . . . . . . . . . . . . . . . . . . .     $    48,140    $    59,338    $    16,801    $  19,657
                                                     -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
Operating costs and other expenses . . . . . . .          37,231         45,856         12,952         15,197
Depreciation and amortization. . . . . . . . . .           3,967          4,905          1,379          1,718
Interest . . . . . . . . . . . . . . . . . . . .             531            483            145            156
Equipment lease expense - net. . . . . . . . . .             415            209             71             54
Other expense (income) - net . . . . . . . . . .            (437)          (117)          (179)          (216)
                                                     -----------    -----------    -----------    -----------
Total cost and expenses. . . . . . . . . . . . .          41,707         51,336         14,368         16,909
                                                     -----------    -----------    -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES . . . .           6,433          8,002          2,433          2,748
PROVISION FOR INCOME TAXES . . . . . . . . . . .           2,371          2,813            861            848
                                                     -----------    -----------    -----------    -----------
NET INCOME . . . . . . . . . . . . . . . . . . .           4,062          5,189    $     1,572    $     1,900
                                                                                   -----------    -----------
                                                                                   -----------    -----------
RETAINED EARNINGS BEGINNING OF PERIOD. . . . . .           7,904         12,267
LESS:   DIVIDENDS PAID . . . . . . . . . . . . .            (361)          (415)
                                                     -----------    -----------
RETAINED EARNINGS END OF PERIOD. . . . . . . . .     $    11,605    $    17,041
                                                     -----------    -----------
                                                     -----------    -----------


NET INCOME PER COMMON SHARE AND
COMMON SHARE EQUIVALENTS . . . . . . . . . . . .     $      0.46    $      0.52    $      0.18    $      0.18
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------


WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . .       8,805,359     10,000,943      8,883,035     10,472,072
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------

                   See notes to consolidated financial statements.


                                THE TODD-AO CORPORATION

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MAY 31, 1997 AND 1996
                                 (DOLLARS IN THOUSANDS)


                                                                   1996           1997
                                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . . . .      $    4,062     $    5,189
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization. . . . . . . . . . . . . .           3,967          4,905
  Deferred income taxes. . . . . . . . . . . . . . . . . .              23             --
  Deferred compensation. . . . . . . . . . . . . . . . . .            (136)           (56)
  Amortization of deferred gain on
   sale/leaseback transaction. . . . . . . . . . . . . . .          (1,104)        (1,105)
  (Gain) loss on sale of marketable securities
    and investments. . . . . . . . . . . . . . . . . . . .              42            (27)
  (Gain) loss on disposition of fixed assets . . . . . . .              --            (23)
  Changes in assets and liabilities (net of acquisitions):
    Trade receivables. . . . . . . . . . . . . . . . . . .          (4,022)        (3,294)
    Inventories and other current assets . . . . . . . . .             (16)          (159)
    Accounts payable and accrued liabilities . . . . . . .             103            (60)
    Accrued equipment lease. . . . . . . . . . . . . . . .             (96)           (18)
    Income taxes payable . . . . . . . . . . . . . . . . .           1,212          1,008
    Deferred income. . . . . . . . . . . . . . . . . . . .            (257)           690
                                                                ----------     ----------
Net cash flows provided by operating activities: . . . . .           3,778          7,050
                                                                ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities and investments . . . .             (73)        (6,208)
 Proceeds from sale of marketable securities
   and investments . . . . . . . . . . . . . . . . . . . .             881            864
 Proceeds from disposition of fixed assets . . . . . . . .              --             26
 Capital expenditures. . . . . . . . . . . . . . . . . . .          (3,317)        (8,948)
 Other assets. . . . . . . . . . . . . . . . . . . . . . .             128           (195)
                                                                ----------     ----------
Net cash flows (used in) investing activities: . . . . . .      $   (2,381)    $  (14,461)
                                                                ----------     ----------



                             THE TODD-AO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MAY 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)


                                                                    1996           1997
                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings of long-term debt. . . . . . . . . . . . . . .        $  2,175       $  6,900
 Payments of long-term debt. . . . . . . . . . . . . . . .          (4,516)       (15,344)
 Payments on capital lease obligations . . . . . . . . . .            (669)          (568)
 Net proceeds from issuance of common stock. . . . . . . .             519         15,654
 Treasury stock transactions . . . . . . . . . . . . . . .            (560)          (740)
 Dividends paid. . . . . . . . . . . . . . . . . . . . . .            (361)          (415)
                                                                  --------       --------


Net cash flows provided by (used in) financing activities:          (3,412)         5,487
 Effect of exchange rate changes on cash . . . . . . . . .              --              2
                                                                  --------       --------


NET (DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . .          (2,015)        (1,922)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .           5,278          3,385
                                                                  --------       --------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD . . . . . . . . . . . . . . . . . . . . . .        $  3,263       $  1,463
                                                                  --------       --------
                                                                  --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest. . . . . . . . . . . . . . . . . . . . . . . . .        $    581       $    503
                                                                  --------       --------
                                                                  --------       --------

 Income taxes. . . . . . . . . . . . . . . . . . . . . . .        $  2,495       $  1,600
                                                                  --------       --------
                                                                  --------       --------


THE TODD-AO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

4. On August 15, 1996, the Company purchased substantially all of the assets and certain liabilities of Edit Acquisition LLC ("Editworks"). Editworks provides video post production services to broadcasters, advertising agencies and other businesses. The Company paid Editworks $3,680 in cash and $970 in Class A common stock.

    The acquisition is being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the nine months ended May 31, 1996 is presented as if the acquisition had occurred on September 1, 1995. Pro forma adjustments for Editworks are primarily to amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes.

                                                              1996
                                                           ---------

         Revenues                                          $  50,727
                                                           ---------
                                                           ---------

         Net income                                        $   4,177
                                                           ---------
                                                           ---------

         Net income per common share                       $    0.47
                                                           ---------
                                                           ---------


5. The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of May 31, 1997, 875,446 shares had been repurchased. 799,146 of these shares have been cancelled and returned to authorized but unissued status.

6. On October 10, 1996, the Company filed a registration statement with the Securities and Exchange Commission and on November 20, 1996 the registration statement, as amended, was declared effective for a public offering of 1,500,000 primary Class A shares at $10.50 per share. On November 26, 1996 the offering was completed and all the shares were sold and issued. In December 1996 an additional 145,000 shares were sold and issued in connection with the exercise of a portion of the underwriters' over-allotment option. Proceeds from the offering, net of costs totaled $15,594.

7. On June 20, 1997, the Company and its newly formed, wholly owned subsidiary Todd-AO HD, Inc. ("THD") acquired the assets and certain liabilities of Hollywood Digital Limited Partnership ("Hollywood Digital") for $30,400. Hollywood Digital is a digital based post-production facility providing sound and video services to the film, television and advertising industries. In consideration of the purchase, the Company paid $17,741 in cash to pay down existing debt of Hollywood Digital and $20 in cash to assume additional debt. The Company also issued two convertible subordinated notes in the amounts of $9,239 and $3,400, respectively. The second note, in the amount of $3,400, is subject to reduction by an adjustment factor (defined in the purchase agreement) and will be held in escrow until the purchase price has been finally determined. The notes are convertible into the Company's Class A Common Stock at the conversion price of $11.875 per share at any time before the maturity date. THD will be included in the Company's results of operations beginning June 20, 1997.

    In January 1997 the Company announced that it was in negotiations to acquire all of the stock of International Video Conversions, Inc. ("IVC"), a California corporation based in Burbank. This acquisition has not materialized, and the Company has filed an action against the seller seeking damages and other appropriate relief.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

1.  Material Changes in Financial Condition

    In December 1994, the Company signed agreements with its bank to implement the sale/leaseback of certain equipment and a long-term credit facility. An aggregate of $11,218 of sound studio equipment was sold and leased back on December 30, 1994. The sale/leaseback agreement, which consists of five 1-year terms amortizing to approximately 40% with interest at Libor rates plus 1.5% which can increase to Libor plus 2% if the leverage ratio (Funded Indebtedness/EBITDA) is greater than 2:1, terminates on December 30, 1999. Under the credit facility, including amendments in 1995, 1996 and 1997, the Company may borrow up to $35,000 in revolving loans ($25,000 in Dollar and $10,000 in Multi-currency) until February 28, 2000. On that date and quarterly thereafter until the expiration of the agreement on November 30, 2003, the revolving loan commitment will reduce by 5% of the original loan commitment. The Company also has the availability of Standby Letters of Credit up to $1,000 under the facility. The credit facility provides for borrowings at the Bank's Reference rates (plus .5%), CD rates (plus 1.625%) and Libor rates (plus 1.5%) which can increase to plus 1%, 2.125% and 2%, respectively, if the leverage ratio (described above) is greater than 2:1. Leverage ratios may not exceed 3:1. The facility includes commitment fees at .125% to .5% (based on the leverage ratio) per annum on the unused balances. Other material restrictions include: the coverage ratio (cash flow/fixed charges) may not be less than 1.75:1 through 1998 and 1.5:1 thereafter; the Company is limited to $10,000 per annum for capital expenditures (except for fiscal year 1997 which is limited to $16,500); Other Indebtedness or Contingent Liabilities (outside the credit and sale/leaseback agreements) may not exceed $8,000 (except for convertible subordinated notes in a total amount not greater than $12,800 issued in connection with the Hollywood Digital acquisition) and Minimum Net Worth is not to be less than $25,000 plus net proceeds from issuance of equity plus 50% of future consolidated net income. These credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that funds generated from operations, proceeds from the public offering described below, proceeds from the sale/leaseback and the borrowings available under the credit facility will be sufficient to meet the needs of the Company at least through the end of 1997.

    In February 1995, the Company used $6,878 of the proceeds from the sale/leaseback agreement to acquire substantially all of the property, equipment and inventory of Skywalker Sound South, renamed Todd-AO Studio West. In March 1995, the Company used $7,726 under the credit facility in connection with the acquisition of Chrysalis. In August 1996, the Company used $4,280 under the credit facility in connection with the acquisition of Editworks. As of May 31, 1997, the Company had $775 outstanding under the credit facility.

    In June 1997, the Company used $15,760 under the credit facility and $3,000 from the proceeds of the offering described below to acquire the assets of Hollywood Digital.

    The Company expects capital expenditures of approximately $16,500 for its Los Angeles, Santa Monica, New York City, Atlanta and London facilities in fiscal 1997. These capital expenditures will be financed by credit facilities and internally generated funds. As of May 31, 1997 the Company has incurred $8,900 for fiscal 1997 capital expenditures.

    On October 10, 1996, the Company filed a registration statement with the Securities and Exchange Commission. Proceeds from the offering, net of costs totaled $15,594. The funds received were used to temporarily pay down existing debt in the amount of $9,102. The remaining funds are currently invested in short-term federal agency securities. These funds will be used for possible future acquisitions, working capital requirements and other general corporate purposes. (See Note 6)

    The Company does not believe that it is currently exposed to any material foreign exchange rate risk and, at present, does not have a policy for managing such risk beyond the utilization of local currency borrowings to fund foreign acquisitions whenever possible.

2.  Material Changes in Results of Operations

    General

    Since fiscal 1995, the Company has pursued a strategy of diversifying its operations by acquiring or establishing complementary service companies in the production and post-production markets. This diversification is not only functional but geographical, as represented by the Company's acquisitions in Santa Monica, California, London, United Kingdom and Atlanta, Georgia. The Company has utilized some of the funds provided by the public offering in November, 1996 in conjunction with its amended credit facility for its primary long-term objective of accretive acquisitions with the purchase of the assets of Hollywood Digital in June 1997.

    NINE MONTHS ENDED MAY 31, 1997 COMPARED TO NINE MONTHS ENDED MAY 31, 1996

    Revenues increased $11,198 or 23.3% from $48,140 to $59,338 due to significant increases from the Company's sound services divisions ($5,382) as well as its video services divisions ($6,250) including Todd-AO Editworks ("Editworks") acquired in August 1996 and Todd-AO Filmatic ("Filmatic") acquired in April 1996 which contributed revenue increases of $3,312 and $815, respectively. There is also a non-recurring settlement of $434 included in the prior year revenue of Todd-AO UK, Ltd.

    Operating costs and other expenses increased $8,625 or 23.2% from $37,231 to $45,856. Cost increases related to the acquisitions described above were higher than usual due to transitional changes at Editworks and the relocation of Filmatic. These acquisitions are now fully integrated into operations and should impact favorably on future results. The remaining cost increases are related to the revenue increases described above.

    Depreciation and amortization increased $938 or 23.7% primarily due to the acquisitions and current year capital expenditures.

    Net equipment lease expense decreased $206 or 49.6% due to decreases in the interest rate and a declining principal balance while the straight line amortization of the deferred gain remains the same.

    Other (income) expense, net decreased $320 primarily due to a non-recurring provision adjustment of $216 from a favorable settlement of a contested claim and other provision adjustments of $218 in the prior year.

    As a result of the above, income before taxes increased $1,569 from $6,433 to $8,002 and net income increased $1,127 from $4,062 to $5,189.

    Earnings per share increased 13% from $0.46 to $0.52 in spite of a 12% dilution in average shares outstanding primarily due to the November 1996 public offering when 1,645,000 shares were issued. If the public offering had occurred as of September 1, 1996 and the bank credit facility debt paid down, the EPS as of May 31, 1997 would have changed from $0.52 to $0.51.

    THREE MONTHS ENDED MAY 31, 1997 COMPARED TO THREE MONTHS ENDED MAY 31,
    1996.

    Revenues increased $2,856 or 17.0% from $16,801 to $19,657 due to increases from the Company's sound services divisions ($1,125) as well as its video services divisions ($2,165) which include Editworks and Filmatic acquired in August and April 1996 which contributed revenue increases of $1,147 and $293, respectively. There is also a non-recurring settlement of $434 included in the prior year revenue of Todd-AO UK, Ltd.

    Operating costs and other expenses increased $2,245 or $17.3% from $12,952 to $15,197. Cost increases related to the acquisitions described above were higher than usual due to transitional changes at Editworks and the relocation of Filmatic. These acquisitions are now fully integrated into operations and should impact favorably on future results. The remaining cost increases are related to the revenue increases described above.

    Depreciation and amortization increased $339 or 24.6% primarily due to the acquisitions and current year capital expenditures.

    Net equipment lease expense decreased $17 or 23.9% due to a declining principal balance while the straight line amortization of the deferred gain remains the same.

    Other (income) expense, net increased $37 or 20.7% primarily due to provision adjustments of $208 in the prior year which are offset by an increase of $167 in interest and divided income in the current year.

    As a result of the above, income before taxes increased $315 from $2,433 to $2,748 and net income increased $328 from $1,572 to $1,900.

    Earnings per share did not change from $0.18 in spite of a 15% dilution arising from the November 1996 offering.

3.  Material Changes in Cash Flows

    For the nine months ended May 31, 1997 the Company generated $7,050 in cash from operating activities compared to $3,778 in 1996. In addition to net income of $5,189, adjusted for depreciation and net amortization of $3,800, net increases in accounts payable and other liabilities of $1,620 also increased cash provided by operations. Cash was utilized primarily to fund the increase in trade receivables.

    Net cash generated from operating activities supplemented by proceeds from the sale of certain marketable securities and investments and borrowings from the Company's credit facility were used to reinvest in capital assets of the Company and to pay down long-term debt. Cash generated from the issuance of common stock ($15,654) included net proceeds received in connection with the Company's public offering of $15,594 which were used to pay down long-term debt, to purchase short-term federal agency securities and to reinvest in capital assets of the Company.

4.  Other Business Information

    The Editworks division is currently constructing two audio rooms in order to provide its clients with additional services. The rooms are expected to begin operations in the fourth quarter of this fiscal year and thereafter should contribute to the revenue and earnings of the Company.

    Hollywood Digital, acquired by the Company in June 1997 and which will contribute to the revenue and earnings in the fourth quarter of this fiscal year, is also expecting to open a separate facility in Santa Monica, California to primarily service its advertising clients. The present Hollywood facility will expand its current feature and television services. The new facility will begin operations during fiscal year 1998.

                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in litigation and similar claims incidental to the conduct of its business. None of the pending actions is considered material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held at 1224 S. Beverwil Drive, Los Angeles, CA 90035 on February 25, 1997. In addition to the election of directors and procedural matters, disclosure of which has been omitted pursuant to the instructions, proposals were submitted to and approved by the stockholders as follows:

                                                Number of Votes
                                                                Against Or
         Description Of Proposal            In Favor Of         Abstaining
         -----------------------            -----------         ----------

         Increase Authorized Shares         20,924,814          457,455
         and Approve New Options
         under the 1994 Stock Option Plan

         Increase Authorized Shares         19,992,202          461,747
         and Approve New Options
         under the 1995 Stock Option Plan

         Amendments re Committee            22,188,287           77,953
         Membership and Option
         Assignability
         1986, 1994 and 1995
         Stock Option Plans

         Adopt New Plan                     19,681,531          443,470
         and Approve New Options
         1997 Stock Option Plan

         Increase Authorized Shares         19,992,202          461,747
         and Approve New Options
         under the 1994 Stock Option Plan

         Ratify Appointment of              22,247,425           30,565
         Independent Auditors

         All of the foregoing proposals are discussed in the Company's Proxy Statement dated January 20, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a). (1)  Exhibit 27 Financial Data Schedule.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            THE TODD-AO CORPORATION



  JULY 10, 1997                              /s/   Silas R. Cross
--------------------                        --------------------------
      Date                                         Silas R. Cross
                                              Chief Accounting Officer