Form 10-K
period 1997-08-31
TODD AO CORP
filed 1997-11-21
CIK 61442

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended AUGUST 31, 1997
                                          OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
           Yes       X          No
                  --------            --------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates at November 1, 1997 was approximately $63,500,000

The number of shares of common stock outstanding at November 1, 1997 was:
8,241,150 Class A Shares and 1,747,178 Class B Shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

None

The Todd-AO Corporation
-------------------------------------------------------------------------------
Annual Report on Form 10-K
August 31, 1997

Table of Contents
-------------------------------------------------------------------------------
Part I                                                                  Page

         Item 1  - Business                                               1
         Item 2  - Properties                                             6
         Item 3  - Legal Proceedings                                      6
         Item 4  - Submission of Matters to a Vote
                   of Security Holders                                    6

Part II

         Item 5  - Market for the Registrant's Common
                   Stock and Related Stockholder Matters                  7
         Item 6  - Selected Financial Data                                8
         Item 7  - Management's Discussion and Analysis
                   of Financial Condition and
                   Results of Operations                                  8
         Item 8  - Financial Statements and
                   Supplementary Data                                     12
         Item 9  - Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                                   12

Part III

         Item 10 - Directors and Executive Officers
                   of the Registrant                                      13
         Item 11 - Executive Compensation                                 15
         Item 12 - Security Ownership of Certain
                   Beneficial Owners and Management                       18
         Item 13 - Certain Relationships and Related
                   Transactions                                           19

Part IV

         Item 14 - Exhibits, Financial Statement Schedule
                   and Reports on Form 8-K                                20

                   Signatures                                             21
                   Exhibit Index                                          22

                   Index to Financial Statement
                   and Schedule                                           26

                                        PART I

ITEM 1.  BUSINESS.

         The Todd-AO Corporation and its subsidiaries (collectively "Todd-AO" or the "Company") provide sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe. The Company believes that it is one of the largest independent providers of combined sound studio and video services in the world, with facilities located in Los Angeles, New York, London and Atlanta. Sound services include music recording, sound editing and enhancement and the mixing of dialogue, music and sound effects. Todd-AO's principal video services include film-to-video transfer (telecine), mastering and duplication of professional videotape formats, transmission for satellite broadcast, videotape editing, audio post production, and visual effects and graphics. Todd-AO provides these sound and video services to over 700 clients, including the major motion picture studios and television production companies. The Company believes that its principal strengths include the depth and continuity of its creative and artistic talent, the quality and scope of its facilities, a tradition of providing quality services to its clients, and a history of technological innovation. Since its inception in 1952, the Company and its employees have been nominated for 32 Academy Awards-Registered Trademark- and have won 18.

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

         The Company entered the video services business in 1994 through its acquisition of Film Video Masters by Todd-AO Video Services. In February 1995, the Company expanded its sound studio business through the acquisition of Skywalker Sound South, renamed Todd-AO Studios West, with sound studios and facilities located in the West Los Angeles area. Also, in March 1995, the Company expanded its operations into Europe through the acquisition of Chrysalis Television Facilities, Ltd. ("Todd-AO UK") in London, which also augmented the Company's video services capabilities to include the collation of television programming for satellite broadcast. The purchase of Filmatic Laboratories ("Filmatic") in 1996 enlarged Todd-AO's video services capabilities in London and added film processing capability. In August 1996, the Company acquired Edit Acquisition LLC ("Editworks") located in Atlanta, Georgia, which specializes in providing video services to the advertising industry. Expanding its sound and video services still further, the Company acquired Hollywood Digital Limited Partnership ("Hollywood Digital") in June 1997. Hollywood Digital is a digital based post production facility providing sound and video services to the film, television and advertising industries. As a result of these transactions, the Company has expanded its client base, increased its range of services and broadened its global market coverage.

SOUND STUDIO OPERATIONS

GENERAL

         Todd-AO performs post production sound services primarily for theatrical feature films, television series, television specials, movies-of-the-week, trailers and commercials. Sound services include music recording, sound editing and enhancement, mixing of music, sound effects, and dialogue and narration. After picture editing, the soundtrack becomes the primary focus of the production process. Feature film and television producers utilize the Company's studio facilities and highly skilled sound engineers to mix (re-record) the basic elements of a soundtrack: dialogue (or narration), music ("score") and all other recorded sounds referred to collectively as "sound effects." A number of ancillary services derive from this core activity, including sound effects editing, film-to-tape and tape-to-tape transfers and duplication, automated dialogue replacement ("ADR"), live recorded sound effects ("Foley"), equipment rental, edit room rental and sale of film and tape stock ("rawstock").

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

FACILITIES

         Currently, the Company offers 26 acoustically designed sound stages equipped with modern sound recording equipment, providing a broad range of sound services for both film and video tape. Todd-AO's scoring stage can accommodate up to 150 musicians for live sound recording. The mixing (re-recording) stages provide premium services including stereo sound in both 35mm and 70mm formats. Each of the Company's major feature stages has the capability to create soundtracks utilizing any of the current digital release formats. In order to emulate the movie theater environment, the Company's film recording stages are of significant size. The Company believes that its scoring stage is one of the largest in the world. In total, the Company has over 69,000 square feet of stage space.

         Todd-AO's facilities are conveniently located and readily accessible to the film making and television community, with locations in Hollywood, the San Fernando Valley, Los Angeles' westside and New York.

ACADEMY AWARDS-Registered Trademark-

         Todd-AO has a long history and tradition of providing quality sound services, starting with the theatrical release of OKLAHOMA! in 1955. Equally important as the Company's technical facilities is the talented staff of associated recording mixers. The Company's mixing teams have won numerous Academy Awards-Registered Trademark- and Emmys, including a Lifetime Achievement Award for Fred Hynes, who was a sound mixer of the Company for over 30 years. This long tradition of sound recording excellence continues today. The Company's employees have received nine Academy Award-Registered Trademark- nominations for Best Sound in the last ten years and two Academy Awards-Registered Trademark-for Best Sound in the last five years. A list of some of Todd-AO's 1997 credits include: DANTE'S PEAK, FATHER'S DAY, L.A. CONFIDENTIAL, FACE OFF, PRIVATE PARTS, and THE PEACEMAKER.

         The Academy Awards-Registered Trademark- and nominations for Best Sound received by the Company or its creative personnel are described below (with Academy Award-Registered Trademark- winners shown in bold):

 YEAR    MOVIE(S)                        YEAR    MOVIE(S)
 ----    --------                        ----    --------

 1996    Evita                           1977    Close Encounters of
 1995    APOLLO 13, Braveheart                   the Third Kind, Sorcerer
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


VIDEO SERVICES

         Todd-AO, through its various subsidiaries and divisions in Los
Angeles, New York, London and Atlanta, provides video services (electronic post production services) principally to the worldwide motion picture, television, home video and advertising industries. Video post production is provided by skilled technicians using sophisticated electronic equipment and computers to process images and sound from film, videotape and computers onto a master element from which distribution and broadcast materials are created for worldwide markets. These markets include theatrical releases, home video, cable, pay television, syndication, network, satellite, multimedia and advertising. Todd-AO provides its video services to over 350 customers including the major motion picture and television studios, independent producers, advertising agencies, television networks, cable program suppliers and television program syndicators.

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

         -TRANSMISSION. Todd-AO UK transmits television channels for satellite and cable broadcasters by providing services to generate video and audio signals which are passed on to the uplink provider for distribution by satellite. Clients provide details of each program and its exact duration. Each day, the client supplies a computerized playlist detailing the next 24 hours of network programming. This playlist is input into dedicated technology which consecutively plays each program at the correct time, thereby creating the continuous network output. To provide such transmission services (often on a 24 hours a day, 7 days a week basis), Todd-AO UK provides the technology, operational staff, physical library, database services, engineering support and emergency power (in case of electrical failure).

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

         Todd-AO's ten largest video service customers account for over 73% of the division's total revenues.

OTHER SERVICES

         -PRESERVATION. Todd-AO has organized a limited liability company with Chace Productions, Inc. for the protection, preservation, storage and retrieval of motion picture and television sound tracks. Todd-AO/Chace intends to provide a full range of sound preservation, media management services including data collection, transfer, protection and hierarchical storage. In addition to sound track preservation, Todd-AO/Chace intends to provide complete library services. These include client/server access, cataloguing, data base creation and entry, custom transfer services and audition libraries.

         -FILM PROCESSING. Filmatic provides film laboratory services including film developing, printing, cleaning and negative film cutting. Established in 1935, Filmatic is widely considered to be one of England's premier specialty film laboratories, providing its services to over 500 customers, including colleges, universities, corporate and training companies, film and video libraries, independent production companies and broadcast television. Currently, the British Broadcasting Corp. represents 16% of Filmatic's business.

         -COMPACT DISTRIBUTION PRINT. CDP Limited Liability Company, a proposed joint venture of Todd-AO and United Artists Theatre Circuit, Inc., has created a new print process, known as Compact Distribution Print or CDP. The CDP process reduces the length of feature release prints without affecting picture or sound quality by eliminating 37% of interframe waste in standard prints, an inefficiency which has existed since the 1950s. In addition to potential savings realized from reduced film stock footage and developing costs, a compact print can generally be distributed on a single reel, thereby reducing shipping and handling costs. Opportunities for the implementation of CDP are currently being explored. The joint venture has received no firm commitments for the application of CDP, and there are no assurances that film distributors will choose to implement CDP.

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

         The Company believes its major direct competitors in the Los Angeles market for distribution, telecine and professional duplication work are 4MC, Modern Videofilm, Vidfilm, Fototronics, Pacific Ocean Post, Encore Video and All Post. These companies all currently provide a significantly larger and more complete array of video services and facilities than Todd-AO.

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

EMPLOYEES

         Todd-AO employs approximately 650 employees, some on a project-by-project basis. The Company has employment agreements with 70 of its key management, creative and technical personnel. The Company's sound studio creative and technical personnel are subject to a collective bargaining agreement with the International Association of Theatrical and Stage Employees. The Company has never experienced a work stoppage and considers relations with its employees to be excellent.

PRINCIPAL STOCKHOLDERS

         Approximately 50% of the Company's outstanding shares (representing over 79% of the voting power) are beneficially owned by Marshall Naify, Robert
A. Naify, certain members of their families and certain trusts for the benefit of family members (the "Naify Interests").

ITEM 2.  PROPERTIES.

         Sound studio operations are conducted in various owned, leased or licensed premises in the Los Angeles/Santa Monica area, New York City, Atlanta and London. The Company's facilities are adequate to support its anticipated business.

         The Company owns approximately 147,000 sq. ft. of building space in Los Angeles. In addition, approximately 190,000 sq. ft. of building space are subject to lease or license agreements. In London, Todd-AO owns the underlying freehold of 17,600 sq. ft. of building space. It leases this area to a third party under a lease agreement which expires in December 2042 and subleases the same area from its tenant under a lease agreement which expires in March 2008. Todd-AO also leases an additional 3,500 sq. ft. of its owned London property to a third party under a lease agreement which expires in June 2009. The Company also owns two undeveloped parcels of land in Killeen, Texas.

         The Company's Los Angeles/Santa Monica sound studio facilities include premises licensed from Radford Studio Center under agreements expiring in 2003, each of which can be extended for an additional five years at the Company's option. The Company also leases premises in Santa Monica from Lantana Center. The lease expires in December 2010 and can be extended for an additional ten years at the Company's option. The New York sound studio facilities operate under a lease agreement which expires in December 2002 and which can be extended for an additional eight years at the Company's option. The New York lease agreement can be terminated by the Company at any time upon six months' written notice to the landlord.

         The Company's Los Angeles post production video service facilities operate (1) under a lease agreement for approximately 20,000 square feet which expires in August 1999 and which can be extended for two additional five-year terms or terminated on 90 days' written notice at the Company's option and (2) under a lease agreement for approximately 35,000 sq. ft. which expires in May 2003 and can be extended for an additional ten years at the Company's option. The Company's Santa Monica video service facility operates under a lease agreement for approximately 25,000 sq. ft. which expires in July 2006 and which can be extended for two additional five-year terms at the Company's option.

         The Atlanta post production facility operates under a lease agreement for approximately 12,600 square feet which expires in December 2001 and which can be extended for two additional five-year terms.

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

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS.

         The Company has two classes of Common Stock designated as Class A
Stock and Class B Stock, as described below. There were approximately 729 and 7 record holders of Class A and Class B Stock, respectively, as of November 1, 1997. The number of holders of Class A Common Stock does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

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

                                  STOCK PRICE RANGES

FISCAL YEAR                                                     CLOSE
                                                         -------------------
                                                         HIGH            LOW
                                                         ----            ---
1996
First Quarter. . . . . . . . . . . . . . . . . . . . .        11              7
Second Quarter . . . . . . . . . . . . . . . . . . . .     9 3/4          7 1/8
Third Quarter. . . . . . . . . . . . . . . . . . . . .    19 1/4          8 3/4
Fourth Quarter . . . . . . . . . . . . . . . . . . . .        17          8 1/2

1997
First Quarter. . . . . . . . . . . . . . . . . . . . .    13 3/4          9 1/2
Second Quarter . . . . . . . . . . . . . . . . . . . .    10 3/4          9 1/8
Third Quarter. . . . . . . . . . . . . . . . . . . . .     9 3/4          8 1/4
Fourth Quarter . . . . . . . . . . . . . . . . . . . .    10 3/8          8 3/4



         The holders of Class A Common Stock are entitled to cumulative cash dividends at an annual rate of $.045 per share before any cash dividends may be declared or paid on the Class B Common Stock. Holders of Class B Common Stock are entitled to cash dividends equal to 90% of the cash dividends paid on the Class A Common Stock.

         The Company paid cash dividends of $.06 per Class A share for the fiscal years 1996 and 1997. On August 11, 1995, a 10% stock dividend was declared for holders of Class A and Class B stock payable on September 29, 1995 to shareholders of record on September 8, 1995.

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

    As of August 31, 1997, 1,747,178 Class B shares were outstanding and owned by 7 shareholders, including 1,703,639 Class B shares owned by the Naify Interests. Dividends in the amount of $0.054 per Class B share were paid for fiscal years 1996 and 1997. The Company acts as Transfer Agent for the Class B common stock.

ITEM 6.  SELECTED FINANCIAL DATA
         (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)


                                                    . . . . . . . . . . . . Years Ended August 31 . . . . . . . . . . .

                                                     1993           1994           1995           1996           1997
Revenues . . . . . . . . . . . . . . . . . . . .    $27,402        $32,892        $50,003        $62,920       $ 78,971
                                                    -------        -------        -------        -------       --------
                                                    -------        -------        -------        -------       --------
Net income . . . . . . . . . . . . . . . . . . .    $ 1,137        $ 1,780        $ 3,375        $ 4,844       $  6,005
                                                    -------        -------        -------        -------       --------
                                                    -------        -------        -------        -------       --------
Income per Common Share (1). . . . . . . . . . .    $   .14        $   .22        $   .40        $   .55       $    .60
                                                    -------        -------        -------        -------       --------
                                                    -------        -------        -------        -------       --------
Total Assets . . . . . . . . . . . . . . . . . .    $31,834        $36,728        $57,198        $64,186       $103,451
                                                    -------        -------        -------        -------       --------
                                                    -------        -------        -------        -------       --------
Total Long-Term Debt Obligations . . . . . . . .    $     0        $ 1,467        $ 8,327        $ 9,354       $ 25,430
                                                    -------        -------        -------        -------       --------
                                                    -------        -------        -------        -------       --------
Cash Dividends:
    Class A Shares . . . . . . . . . . . . . . .     $  .06         $  .06         $  .06         $  .06         $  .06
                                                    -------        -------        -------        -------       --------
                                                    -------        -------        -------        -------       --------
    Class B Shares . . . . . . . . . . . . . . .    $  .054        $  .054        $  .054        $  .054        $  .054
                                                    -------        -------        -------        -------       --------
                                                    -------        -------        -------        -------       --------

(1) Income per share computed using the average number of shares outstanding and common stock equivalents of 8,278,932, 8,195,678, 8,399,462, 8,845,321 and 10,088,993 in 1993, 1994, 1995, 1996 and 1997, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

GENERAL

         The Company derives its revenue primarily from sound and video services to the motion picture and television industries.

         Over the past decade, the Company provided sound services exclusively until the August 1994 acquisition of Todd-AO Video Services. This acquisition represented a fundamental shift in management's vision of the Company's future. Prior to fiscal 1995, the core sound business had grown from $14,000 in revenues in 1986 to almost $33,000 in fiscal 1994, but profitability was volatile and inherently subject to scheduling conflicts, unpredictable overtime revenues and seasonality.
         Beginning in fiscal 1995, the Company pursued a strategy of diversifying its operations by acquiring or establishing complementary service companies in the production and post production markets. This diversification is not only functional but geographical, as represented by the acquisitions in March 1995 of Todd-AO UK in London and in August 1996 of Editworks in Atlanta. The Company also acquired Todd-AO Studios West in 1995, Filmatic in 1996 and Hollywood Digital in 1997.

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

         The following sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's revenues:

                                                             YEARS ENDED AUGUST 31,
                                                     ------------------------------------
                                                      1995           1996           1997
                                                     ------         ------         ------
 Revenues. . . . . . . . . . . . . . . . . . . .     100.0%         100.0%         100.0%

 Costs and expenses:
    Operating costs and other expenses . . . . .       79.7           77.8           78.2
    Depreciation and amortization. . . . . . . .        7.8            8.5            9.0
    Interest . . . . . . . . . . . . . . . . . .        1.2            1.1            1.2
    Equipment lease expense, net . . . . . . . .        1.2            0.8            0.3
    Other (income) expense, net. . . . . . . . .       (0.6)          (0.5)          (0.1)
                                                       ----           ----           ----
      Total costs and expenses . . . . . . . . .       89.3           87.7           88.6
                                                       ----           ----           ----
 Income before loss from joint venture and
   provision for income taxes. . . . . . . . . .       10.7           12.3           11.4
 Loss from joint venture . . . . . . . . . . . .       (0.5)          (0.2)           0.0
                                                       ----           ----           ----

 Income before provision for income taxes. . . .       10.2           12.1           11.4
 Provision for income tax. . . . . . . . . . . .        3.5            4.4            3.7
                                                       ----           ----           ----
 Net income. . . . . . . . . . . . . . . . . . .       6.7%           7.7%           7.7%
                                                       ----           ----           ----
                                                       ----           ----           ----

 FISCAL YEAR ENDED AUGUST 31, 1997 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1996

         Revenues increased $16,051 or 25.5% from $62,920 to $78,971 due to significant increases from the Company's sound services divisions ($5,124) as well as its video services divisions ($10,927) including Todd-AO/Editworks ("Editworks") acquired in August 1996 and Todd-AO Filmatic ("Filmatic") acquired in April 1996 which contributed revenue increases of $4,262 and $382, respectively. Hollywood Digital, acquired in June 1997, contributed $3,864 of the increase. The revenue increase for the remaining video divisions was $2,419.

         Operating costs and other expenses increased $12,793 or 26.1% from $48,962 to $61,755. Cost increase related to the acquisitions described above were higher than usual due to transitional changes at Editworks and the relocation of Filmatic. These acquisitions, as well as Hollywood Digital, are now fully integrated into operations and should impact favorably on future results. In addition, Todd-AO Digital Images ("TDI") recorded cost increases of $476 against flat revenue. In order to take advantage of certain operating efficiencies the operations of TDI were transferred to the newly acquired Hollywood Digital in August 1997. Hollywood Digital has an experienced and successful feature film effects division and will be responsible for all digital special effects for the Company. The remaining cost increases are related to revenue increases described above.

         Depreciation and amortization increased $1,754 or 32.6% primarily due to the acquisitions and current year capital expenditures.

         Net equipment lease expense decreased $233 or 46.8% due to decreases in the interest rate and a declining principal balance while the associated straight line amortization of the deferred gain remains the same.

         Other (income) expense, including the 1996 loss from joint venture, net decreased $192 primarily due to non-recurring provision adjustments in the prior year.

         As a result of the above, income before taxes increased $1,327 from $7,626 to $8,953. The effective income tax rate decreased from 36.5% to 32.9% and net income increased $1,161 from $4,844 to $6,005.

         Earnings per share increased 9% from $0.55 to $0.60 in spite of a 14% dilution in average shares outstanding primarily due to the November 1996 public offering when 1,645,000 shares were issued. If the public offering had occurred as of September 1, 1996 and the bank credit facility debt paid down, the EPS as of August 31, 1997 would not have changed from $0.60.

MATERIAL CHANGES IN CASH FLOWS

         For the year ended August 31, 1997 the Company generated $11,420 in cash from operating activities compared to $9,159 in 1996. In addition to net income of $6,005, adjusted for depreciation and net amortization of $5,656, net increases in accounts payable and other liabilities of $928 also increased cash provided by operations. Cash was utilized primarily to fund the increase in trade receivables and other current assets.

         Net cash generated from operating activities supplemented by proceeds from the sale of certain marketable securities and investments and borrowings from the Company's credit facility were used to reinvest in capital assets of the Company, to pay down long-term debt and to acquire Hollywood Digital. Cash generated from the issuance of common stock ($15,822) included net proceeds received in connection with the Company's public offering of $15,512 which were used to pay down long-term debt, to reinvest in capital assets of the Company and to acquire Hollywood Digital.

OTHER BUSINESS INFORMATION

         The Editworks division completed constructing two audio rooms in order to provide its clients with additional services. The rooms began operations in the fourth quarter of this fiscal year and have begun contributing to the revenue and earnings of the division.

         Due to shortened post production schedules for motion picture features, it has become the norm for clients to use two stages rather than one for the pre-mixing phase of the total post production sound mixing process. In view of this development, the Company is converting an ADR (Additional Dialogue Replacement) Stage at the Hollywood facilities into a new sound mixing stage primarily for dialogue pre-mixing services, but which can also be used for various other mixing services. The newly converted stage is expected to begin operating in the second quarter of fiscal year 1998.

         Hollywood Digital, acquired by the Company in June 1997 and which contributed to the revenue and earnings in the fourth quarter of this fiscal year, is also expecting to open a separate facility in Santa Monica, California to primarily service its advertising clients. The present Hollywood facility will expand its current feature and television services. The new facility will begin operations during fiscal year 1998.

FISCAL YEAR ENDED AUGUST 31, 1996 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1995

         Revenues increased $12,917 or 25.8% from $50,003 to $62,920 due primarily to the acquisitions of Todd-AO Studios West in February 1995, Todd-AO UK in March 1995 and Filmatic in April 1996. The 1996 revenue increases for these new subsidiaries were $4,663, $5,817 and $775, respectively. These increases represent a full year of operations for Todd-AO Studios West and Todd-AO UK in 1996 versus a partial period in 1995. Five months of Filmatic's operations are included in 1996. The revenue increase for the remaining divisions was $1,662 or 4.5%.

         Operating costs and other expenses increased $9,095 or 22.8% from $39,867 to $48,962 due primarily to the acquisitions described above. While operating costs and other expenses increased in absolute dollars, they decreased as a percentage of revenue from 79.7% to 77.8%. This reduction was primarily the result of improved profit margins for a full year realized from Todd-AO Studios West and Todd-AO UK and the consolidation of certain corporate overhead costs associated with these acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

         In December 1994, the Company signed agreements with its bank to implement the sale/leaseback of certain equipment and a long-term credit facility. An aggregate of $11,218 of sound studio equipment was sold and leased back on December 30, 1994. The sale/leaseback agreement, which consists of five 1-year terms amortizing to approximately 40% with interest at Libor rates plus 1.5% which can increase to Libor plus 2% if the leverage ratio (Funded Indebtedness/EBITDA) is greater than 2:1, terminates on December 30, 1999. Under the credit facility, including amendments in 1995, 1996 and 1997, the Company may borrow up to $35,000 in revolving loans ($25,000 in Dollar and $10,000 in Multi-currency) until February 28, 2000. On that date and quarterly thereafter until the expiration of the agreement on November 30, 2003, the revolving loan commitment will reduce by 5% of the original loan commitment. The Company also has the availability of Standby Letters of Credit up to $1,000 under the facility. The credit facility provides for borrowings at the Bank's Reference rates (plus .5%), CD rates (plus 1.625%) and Libor rates (plus 1.5%) which can increase to plus 1%, 2.125% and 2%, respectively, if the leverage ratio (described above) is greater than 2:1. Leverage ratios may not exceed 3:1. The facility includes commitment fees at .125% to .5% (based on the leverage ratio) per annum on the unused balances. Other material restrictions include: the coverage ratio (cash flow/fixed charges) may not be less than 1.75:1 through 1998 and 1.5:1 thereafter; the Company is limited to $10,000 per annum for capital expenditures (except for fiscal year 1997 which is limited to $16,500); Other Indebtedness or Contingent Liabilities (outside the credit and sale/leaseback agreements) may not exceed $8,000 (except for convertible subordinated notes issued in connection with the Hollywood Digital acquisition) and Minimum Net Worth is not to be less than $25,000 plus net proceeds from issuance of equity plus 50% of future consolidated net income.

         In October 1997, the Company signed a second agreement with its bank to implement the sale/leaseback of certain equipment for up to $10,000 and restated the long-term credit facility signed in December 1994. An aggregate of $8,500 of sound studio equipment was sold and leased back on November 3, 1997. The sale/leaseback agreement, which consists of five 1-year terms amortizing to approximately 42% with interest at Libor rates plus .75% if the leverage ratio (Funded Indebtedness/EBITDA but excluding convertible subordinated notes issued by Company in connection with the Hollywood Digital acquisition) is under 1:1 and which increases .25% for each .5 increase in the ratio up to Libor plus 2% if the leverage ratio is greater than 2.5:1, terminates on December 31, 2002. Under the new First Amended and Restated Credit Agreement, dated as of October 20, 1997, the Company may borrow up to $50,000 (with a provision for an increase to $60,000 requiring Bank consent and Company Board approval) in revolving loans (including up to 50% in Multi-currency) until November 30, 2000. On that date and quarterly thereafter until August 31, 2002, the revolving loan commitment will reduce by 6.25% to 50% of the combined loan commitment on the reduction date. The remaining 50% will reduce to nil by the expiration of the agreement on December 31, 2002. Annually, the Company may request an automatic extension of the revolving period of the facility for one year which will also extend the term period and the expiration date of the agreement. The Company also has the availability of Standby Letters of Credit up to $2,500 under the facility. The credit facility provides for borrowings at the Bank's Reference rates (plus
 .125%), CD rates (plus 0.875%) and Libor rates (plus .75%) which increase incrementally to plus 1%, 2.125% and 2%, respectively, based on the leverage ratio. The leverage ratios which determine the rates range from less than 1:1 to greater than 2.5:1. Leverage ratios may not exceed 3:1. The facility includes commitment fees at .2% to .5% (based on the leverage ratio) per annum on the unused balances. Other material restrictions include: the coverage ratio (cash flow/fixed charges) may not be less than 1.25:1; Other Indebtedness or Contingent Liabilities (excluding up to $25,000 in Capital or Off Balance Sheet Leases, the convertible subordinated notes issued in the Hollywood Digital acquisition and non-recourse debt up to $50,000 of less than 100% owned Joint Ventures) may not exceed $10,000 without the Bank's approval. Minimum Net Worth is not to be less than $25,000 plus net proceeds from issuance of equity plus 50% of future consolidated net income.

         The credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that funds generated from operations, proceeds from the new sale/leaseback and the borrowings available under the restated credit facility will be sufficient to meet the needs of the Company at least through the end of 1998.

         On October 10, 1996, the Company filed a registration statement with the Securities and Exchange Commission. Proceeds from the offering, net of costs totaled $15,512. The funds received were used to pay down existing debt in the amount of $9,102. The remaining funds were used in the acquisition of Hollywood Digital and for other general corporate purposes.

         In June 1997, the Company used $15,760 under the credit facility and $3,000 from the proceeds of the offering described above to acquire the assets of Hollywood Digital. As of August 31, 1997, the Company had $16,775 outstanding under the credit facility.

         The Company expects capital expenditures of approximately $18,000 for its Los Angeles, Santa Monica, New York City, Atlanta and London facilities in fiscal 1998. Included in this amount is $7,500 for a new facility in Santa Monica, California to service primarily the advertising clients of Hollywood Digital. These capital expenditures will be financed by credit facilities and internally generated funds.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 in Part IV of this 10-K Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                       PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company are as follows:


 NAME                          AGE*              POSITION WITH COMPANY
 Salah M. Hassanein (1). . .    76     President, Chief Executive Officer and
                                       Director
 Silas R. Cross. . . . . . .    58     Vice President, Treasurer and Assistant
                                       Secretary
 Clay M. Davis . . . . . . .    51     Vice President
 J.R. DeLang . . . . . . . .    41     Senior Vice President and Director
 Rand  Gladden . . . . . . .    46     Vice President and President of Todd-AO
                                       Hollywood Digital
 Graham Hall . . . . . . . .    39     Managing Director of Todd-AO UK Ltd.
 Coburn T. Haskell . . . . .    45     Vice President and Controller
 Richard C. Hassanein. . . .    46     Vice President and Director
 Christopher D. Jenkins. . .    42     Senior Vice President and Director
 Dan Malstrom. . . . . . . .    46     Secretary
 Marshall Naify (1). . . . .    77     Co-Chairman of the Board of Directors
 Robert A. Naify (1) . . . .    75     Co-Chairman of the Board of Directors
 Richard O'Hare. . . . . . .    44     Vice President and President of Todd-AO
                                       Video Services
 Kathleen N. Reck. . . . . .    56     Vice President Human Resources
 William R. Strickley. . . .    47     Senior Vice President and Chief
                                        Financial Officer
 A.C. Childhouse (2) . . . .    87     Director
 David Haas (3). . . . . . .    56     Director
 Herbert  L.  Hutner (2)(3).    88     Director
 Robert I. Knudson . . . . .    72     Director
 David P. Malm . . . . . . .    33     Director
 Michael S. Naify. . . . . .    35     Director
 A. Frank Pierce (2) . . . .    67     Director
 Zelbie Trogden (3). . . . .    61     Director

------------
*        As of August 31, 1997.

(1)      Member of the Executive Committee.

(2)      Member of the Compensation Committee.

(3)      Member of the Audit Committee.

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

         Rand Gladden was appointed Vice President of the Company and President of Todd-AO Hollywood Digital in 1997. Mr. Gladden previously served as President and CEO of Hollywood Digital Limited Partnership from 1994 to 1997. Previously, he was a Vice President of The Post Group.

         Graham Hall was appointed Managing Director of Todd-AO UK in
March 1990. From 1982 to 1990, Mr. Hall was employed by Rank Video Services where he held various engineering positions, ultimately advancing to Technical Development Manager.

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

         Richard C. Hassanein has served as Vice President of the Company and Director since 1993. Mr. Hassanein was appointed President of the Company's subsidiary, Todd-AO Studios West in 1997. He was Executive Vice President of Todd-AO Studios West from 1995 to 1997. Previously, he served as Executive Vice President of the Company's subsidiary, Todd-AO Studios East, from 1991 to 1995. Prior to 1991, Mr. Hassanein was an independent representative for film and television producers. Previously, he was President of United Film Distribution Co., Inc. Mr. Hassanein is the son of Salah M. Hassanein.

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

         Richard O'Hare was appointed Vice President of the Company in 1997.
He has served as President of Todd-AO Video Services since 1994 and previously served as the President of Film Video Masters, its predecessor, from 1988 until its acquisition by the Company in 1994. Previously, Mr. O'Hare was Vice President of Twentieth Century Fox Film Corporation.

         Kathleen N. Reck was appointed Vice President Human Resources of the Company in 1997. She has served as Director of Human Resources since 1986. Previously, Ms. Reck was an employee of Glen Glenn Sound.

         William "Randy" Strickley was appointed Senior Vice President and Chief Financial Officer of the Company in May 1997. Mr. Strickley was Bank of America's Entertainment and Media Group managing director with 25 years experience in corporate and international banking.

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

         David P. Malm was elected a Director in 1997. He is currently a partner of Halpern, Denny & Company, a Director of Hollywood Digital Inc., Ecce Panis, Inc., H.C. Shaw Company, and Chairman of Brown Broadcasting Service, Inc. Prior to forming Halpern, Denny & Company in 1991, Mr. Malm was an associate at Bain Capital and Bain & Company. He previously worked in the Investment Banking Group at Morgan Stanley & Company.

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

SUMMARY COMPENSATION TABLE. Non-Management directors (7) receive $10,000 per year for their services as directors. All other directors receive no cash compensation for their services as directors. The following table shows, for the years ended August 31, 1997, 1996 and 1995 all forms of compensation for the Chief Executive Officer and each of the most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the year ended August 31, 1997.

                                       ANNUAL COMPENSATION(1)               LONG-TERM
                                       ----------------------              COMPENSATION
                                                                           ------------
                                                                         NO. OF SECURITIES
                                 FISCAL                                     UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR      SALARY ($)     BONUS ($)          OPTIONS        COMPENSATION($)
---------------------------       ----      ----------     ----------     -----------------  ---------------
Salah M. Hassanein                1997      123,250 (2)    205,625 (3)         100,000             --
President and Chief
  Executive Officer               1996      100,000 (2)       --                  --               --
The Todd-AO Corporation           1995      100,001 (2)       --                66,000             --






                                                                   LONG-TERM
                                     ANNUAL COMPENSATION(1)      COMPENSATION
                                     ----------------------      ------------
                                                               NO. OF SECURITIES
                              FISCAL                               UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR   SALARY($)   BONUS($)          OPTIONS         COMPENSATION($)
---------------------------   ------  ---------   -------      -----------------    ---------------

J.R. DeLang                    1997    403,490      --               10,000           15,000 (4)
Executive Vice-President       1996    335,442      --                 --             15,000 (4)
Todd-AO Studios                1995    293,942      --               44,000           19,168 (4)

Christopher D. Jenkins         1997    709,306 (5)  --               10,000            4,687 (5)
President                      1996    575,631 (5)  --                 --              3,400 (5)
Todd-AO Studios                1995    465,981 (5)  --               44,000            3,385 (5)

Clay M. Davis                  1997    246,534      --               15,000            4,687 (6)
Vice President                 1996    176,546      --                 --              3,460 (6)
Todd-AO Studios                1995    151,575      --               16,500            3,385 (6)

Richard O'Hare                 1997    210,922      --               10,000           15,000 (7)
President                      1996    173,695      --                 --             17,228 (7)
Todd-AO Video Services         1995    176,491      --               11,000              --

Richard Hassanein              1997    131,801      --               10,000           13,180 (8)
President                      1996    114,000      --                 --             11,400 (8)
Todd-AO Studios West           1995    113,000      --               22,000           11,300 (8)


------------

(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to each officer listed above is less than 10% of the total annual salary of such officer.

(2) Amounts shown as salary include professional fees of $87,500 for 1997 and $80,000 for 1996 and 1995.

(3) Class A Common Stock bonus of 50,000 shares valued at grant date at $205,625.

(4) 1997 salary amount includes non-qualified stock option exercise compensation of $82,913. Amounts shown as "All Other Compensation" represent contributions made by the Company to its 401(k) Plan for 1997, 1996 and 1995 on Mr. DeLang's behalf.

(5) 1997 salary amount includes non-qualified stock option exercise compensation of $73,975. Amounts shown as salary also include compensation of $535,331, $475,631 and $365,981 for 1997, 1996 and 1995, respectively, attributable to services as a sound mixer. Amounts shown as "All Other Compensation" represent contributions made by the Company under a collective bargaining agreement to the Motion Picture Industry Pension Plan on Mr. Jenkins' behalf.

(6) 1997 salary amount includes non-qualified stock option exercise compensation of $36,988. Amounts shown as "All Other Compensation" represent contributions made by the Company under a collective bargaining agreement to the Motion Picture Industry Pension Plan on Mr. Davis' behalf.

(7) Amounts shown as "All Other Compensation" represent contributions made by the Company to its 401(k) Plan on Mr. O'Hare's behalf.

(8) Amounts shown as "All Other Compensation" represent contributions made by the Company to its 401(k) Plan on Mr. Hassanein's behalf.

OPTION/SAR GRANTS TABLE

    The following table shows all individual grants of stock options during the fiscal year ended August 31, 1997 to each of the executive officers named in the Summary Compensation Table:



                             OPTION GRANTS IN LAST FISCAL YEAR
                             ---------------------------------
                                                                                              POTENTIAL REALIZABLE VALUE
                                                                                              AT ASSUMED ANNUAL RATES OF
                                                                                               STOCK PRICE APPRECIATION
                                       INDIVIDUAL GRANTS                                           FOR OPTION TERM
                                       -----------------                                      --------------------------
                                                   % OF TOTAL
                                                 OPTIONS GRANTED
                                                  TO EMPLOYEES     EXERCISE
                                  OPTIONS           IN FISCAL      OR BASE      EXPIRATION
NAME                              GRANTED(#)          YEAR        PRICE ($/SH)     DATE            5%($)         10%($)
----                              ----------     ---------------  -----------   ----------       -------       --------
Salah M. Hassanein                   100,000         12.94%         $10.50      8/31/2003        407,354        941,235
J.R. DeLang                           10,000          1.29%         $10.50      8/31/2004         48,022        114,036
Christopher D. Jenkins                10,000          1.29%         $10.50      8/31/2004         48,022        114,036
Clay M. Davis                         10,000          1.29%         $10.50      8/31/2004         48,022        114,036
Clay M. Davis                          5,000          0.65%         $11.00      8/31/2004         24,011         57,018
Richard O'Hare                        10,000          1.29%         $10.50      8/31/2004         48,022        114,036
Richard Hassanein                     10,000          1.29%         $10.50      8/31/2004         48,022        114,036



OPTION EXERCISES AND VALUE TABLE

    The following table shows each exercise of stock options during the fiscal year ended August 31, 1997 by each of the executive officers named in the Summary Compensation Table, together with respective aggregate values of unexercised options as at August 31, 1997.


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   -----------------------------------------------
                             AND FY-END OPTION VALUES
                             ------------------------
                                                                          NUMBER OF                VALUE OF UNEXERCISED
                                                                     UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                                                                      AT AUGUST 31, 1997           AT AUGUST 31, 1997
                                                                     -------------------           --------------------


                                      SHARES
                                     ACQUIRED        VALUE
NAME                               ON EXERCISE(#)  REALIZED($)  EXERCISABLE    UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
----                               -------------   -----------  -----------    -------------  -----------    -------------
Salah M. Hassanein                        --             --        152,000        124,000       $605,616       $241,472
J.R. DeLang                           11,000        $82,913         48,200         16,800       $202,054        $35,420
Christopher D. Jenkins                11,000        $73,975         52,600         12,400       $222,244        $17,710
Clay M. Davis                          5,500        $36,988         20,600         16,400        $83,837        $17,710
Richard O'Hare                            --             --         10,800         10,200        $32,454         $8,114
Richard Hassanein                         --             --         19,050         12,950        $65,105        $19,738


Employment Agreements

    The Company has employment agreements with Messrs. Jenkins, DeLang, O'Hare, Davis and Richard Hassanein. Under Mr. Jenkins' agreement (expiring December 31,
2000), compensation for sound mixing services is paid on an hourly basis at four times the minimum supervisor union rate. Mr. Jenkins receives an additional $100,000 per year for management and administrative services. The agreement with Mr. DeLang (which expired September 30, 1997) provided for a salary of $285,000 for the twelve months ending September 30, 1995, $300,000 for the twelve months ending September 30, 1996 and $320,000 for the twelve months ending
September 30, 1997. Mr. O'Hare's agreement (which expired August 31, 1997) provided for a salary of $153,016, $168,000 and $203,000 for the twelve months ending August 31, 1995, 1996, and 1997, respectively. Mr. Davis' agreement (expiring February 28, 1999) provides for a salary of $200,000, $215,000 and $230,000 for the twelve months ending February 28, 1997, 1998 and 1999, respectively. Mr. Richard Hassanein's agreement (expiring August 31, 1999) provides for a salary of $130,000, $140,000 and $150,000 for the twelve months ending August 31, 1997, 1998 and 1999, respectively. The Company is currently negotiating new agreements for Messrs. DeLang and O'Hare.

    None of the foregoing agreements include any termination or change-in-control payments. The Company's stock option plans provide that the unvested portion of the awards will become vested and exercisable in connection with a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS

    The following table sets forth information with respect to the beneficial ownership of the Company's outstanding Common Stock as of November 1, 1997 by
(i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director or executive officer of the Company who beneficially owns any shares, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.

                                     NUMBER OF SHARES BENEFICIALLY
                                                   OWNED                  PERCENT (2)            OPTIONS (3)
                                       --------------------------   -----------------------   --------------
NAME(1)                                  CLASS A        CLASS B     CLASS A         CLASS B       CLASS A
-------                                -----------    -----------   -------         -------   --------------
Arnold C. Childhouse . . . . . . .         57,753            0        .69%           0%           16,666
Silas R. Cross . . . . . . . . . .         16,700            0        .20%           0%           11,700
Clay M. Davis. . . . . . . . . . .         31,300            0        .37%           0%           25,800
J.R. DeLang. . . . . . . . . . . .         65,600            0        .78%           0%           54,600
Franklin Resources (4) . . . . . .        652,442            0       7.84%           0%                0
Rand Gladden . . . . . . . . . . .         13,134(5)         0        .16%           0%            2,000
David Haas . . . . . . . . . . . .         10,000            0        .12%           0%           10,000
Coburn Haskell . . . . . . . . . .         13,350            0        .16%           0%           13,350
Richard C. Hassanein . . . . . . .         24,900            0        .30%           0%           23,800
Salah M. Hassanein . . . . . . . .        701,043(6)         0       8.36%           0%          194,000
Herbert L. Hutner. . . . . . . . .         26,766            0        .32%           0%           16,666
Christopher D. Jenkins . . . . . .         67,800            0        .81%           0%           56,800
Robert I. Knudson. . . . . . . . .         78,989            0        .95%           0%           33,150
David P. Malm. . . . . . . . . . .          1,527(5)         0        .02%           0%                0
Richard O'Hare . . . . . . . . . .         15,000            0        .18%           0%           15,000
Frank Pierce . . . . . . . . . . .         10,000            0        .12%           0%           10,000
William R. Strickley . . . . . . .          4,500            0        .05%           0%            4,000
Zelbie Trogden . . . . . . . . . .         14,800            0        .18%           0%           14,800
Marshall Naify (9) . . . . . . . .      1,257,034(7)   678,839      14.85%       38.85%          146,150
Michael S. Naify (9) . . . . . . .         72,834            0        .88%           0%                0
Robert A. Naify (9). . . . . . . .      1,162,014(8)   906,290      13.72%       51.87%          146,150
Other Naify Interests (9). . . . .        775,855      118,510       9.32%        6.78%                0
All directors and current executive
officers as a group (21 persons) .      3,653,674    1,585,129      43.32%       90.72%          798,862



___________

(1) The address of each of the beneficial owners identified is 900 N. Seward Street, Hollywood, California 90038, except for Franklin Resources, Inc. whose address is 777 Mariners Island Blvd., San Mateo, California 94404.

(2) Based on 8,321,450 shares of Class A Common Stock and 1,747,178 shares of Class B Common Stock outstanding at November 1, 1997. Pursuant to the rules of the Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) Class A Common Stock options exercisable within 60 days.

(4) Schedule 13G filed on February 12, 1997 by Franklin Resources, Inc.,
Charles B. Johnson, Ruperth Johnson Jr. and Franklin Mutual Advisors, Inc. indicates that Franklin Mutual Advisors, Inc. has sole investment discretion and voting authority with respect to the shares of Class A Common Stock, which are legally owned by one or more of its investment advisory clients.

(5) Includes 11,134 and 1,527 shares beneficially owned by Messrs. Gladden and Malm respectively, which are issuable upon conversion of certain convertible subordinated notes acquired in connection with the Company's acquisition of Hollywood Digital.

(6) Includes 100,000 Class A shares which are subject to shareholder approval and vesting restrictions.

(7) Includes 98,067 Class A shares held in the name of Marshall Naify as trustee for one of his children and 30,166 shares of Class A Common Stock held by a trust for which Mr. Naify is both trustee and beneficiary. Excludes 106,092 shares of Class A Common Stock held by an independent trustee for the benefit of three of Mr. Naify's children. Mr. Naify disclaims beneficial ownership of the shares held by the independent trustee.

(8) Excludes 461,473 shares of Class A Common Stock held of record or beneficially by Mr. Naify's adult children and grandchildren as to which he disclaims beneficial ownership.

(9) The Naify Interests (consisting of Marshall Naify, Robert A. Naify, various members of their families and trusts for the benefit of such members) may be deemed to constitute a "group" for purposes of Sections 13(d) and 13(g) of the Securities Exchange Act of 1934. The total Class A and B Stock beneficially owned by The Naify Interests as of November 1, 1997 is 3,267,737 (38.77%) and 1,703,639 (97.51%), respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

         (a) Financial Statements and Schedules are as listed in the "Index to Financial Statements and Schedule" on page 26 of this 10-K Report.

         (b) A report on Form 8-K and an Amendment to the report on Form 8-K/A were filed on July 7, 1997 and September 8, 1997, respectively, disclosing the acquisition of assets and certain liabilities of Hollywood Digital Limited Partnership.

         (c) Exhibits are as listed in the Exhibit Index on page 22 of this 10-K Report.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    The Todd-AO Corporation

         November 19, 1997        By /s/        Silas R. Cross
                                            --------------------------------
                                                      Silas R. Cross
                                                Vice President, Treasurer
                                            and Principal Accounting Officer

         November 19, 1997        By /s/        William R. Strickley
                                            --------------------------------
                                                  William R. Strickley
                                                Senior Vice President and
                                                 Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 19, 1997   By /s/ Robert A. Naify
                         -------------------------
                           Robert A. Naify
                         Co-Chairman of the
                         Board of Directors

November 19, 1997   By /s/ Salah M. Hassanein
                         -------------------------
                          Salah M. Hassanein
                        Director, President and
                        hief Executive Officer

November 19, 1997   By /s/ J.R. DeLang
                         -------------------------
                             J.R. DeLang
                        Senior Vice President
                            and Director

November 19, 1997   By /s/ A.C. Childhouse
                         -------------------------
                           A.C. Childhouse
                              Director

November 19, 1997   By /s/ Robert I. Knudson
                         -------------------------
                           Robert I. Knudson
                               Director

November 19, 1997   By /s/ Herbert L. Hutner
                         -------------------------
                           Herbert L. Hutner
                                Director

November 19, 1997   By /s/ David Haas
                         -------------------------
                              David Haas
                              Director

November 19, 1997   By /s/ Marshall Naify
                         -------------------------
                            Marshall Naify
                          Co-Chairman of the
                          Board of Directors

November 19, 1997  By /s/ Christopher D. Jenkins
                         -------------------------
                          Christopher D. Jenkins
                         Senior Vice President and
                                  Director

November 19, 1997   By /s/ Richard Hassanein
                         -------------------------
                            Richard Hassanein
                           Vice President and
                               Director

November 19, 1997   By /s/ Michael S. Naify
                         -------------------------
                           Michael S. Naify
                               Director

November 19, 1997   By /s/ Zelbie Trogden
                         -------------------------
                           Zelbie Trogden
                              Director

November 19, 1997  By /s/ A. Frank Pierce
                         -------------------------
                          A. Frank Pierce
                              Director

November 19, 1997  By /s/ David P. Malm
                         -------------------------
                          David P. Malm
                             Director

                                    EXHIBIT INDEX

 EXHIBIT
  NO.         DESCRIPTION
----------    -------------
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

 EXHIBIT
   NO.        DESCRIPTION
----------    -----------
    10.11     Employment Agreement dated as of November 8, 1996 between The
              Todd-AO Corporation and Christopher D. Jenkins is incorporated by reference from the Registrant's Form 10-Q filed on April 10, 1997.

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

    10.18 Fourth Amendment dated October 1, 1996 to Credit Agreement dated as of December 2, 1994 between the Todd-AO Corporation and Bank of America National Trust and Savings Association is incorporated by reference from the Registrant's Form 10-Q filed on April 10, 1997.

    10.19 Fifth Amendment dated June 6, 1997 to Credit Agreement dated as of December 2, 1994 between Todd-AO Corporation and Bank of America National Trust and Savings Association is incorporated by reference from the Registrant's Form 8-K filed on July 7, 1997.

    10.20 First Amended and Restated Credit Agreement dated October 20, 1997 between The Todd-AO Corporation and Bank of America National Trust and Savings Association is filed herewith.

    10.21 Lease intended as a Security dated December 27, 1994 between The Todd-AO Corporation and BA Leasing and Capital Corporation is incorporated by reference from the Registrant's Form 10-Q filed on January 13, 1995.

    10.22 Lease intended as a security dated November 3, 1997 between Todd-AO Studios West and BA Leasing and Capital Corporation is filed herewith.

    10.23 Asset Purchase Agreement dated as of February 13, 1995 between Todd-AO Studios West and Kaytea Rose, Inc. (dba Skywalker Sound South) is incorporated by reference from the Registrant's form 8-K filed on February 27, 1995.

 EXHIBIT
   NO.        DESCRIPTION
----------    -----------
    10.24     Real Property Purchase Agreement (including Exhibits) dated as of
              February 13, 1995 between Todd-AO Studios West and Kaytea Rose,
              Inc. is incorporated by reference from the Registrant's Form 8-K filed on February 27, 1995.

    10.25 Assignment and Assumption Agreement dated as of February 3, 1995 by and among Todd-AO Studios West, The Todd-AO Corporation, Lucasfilm Ltd., Lucas Holdings, Inc., Lucas Digital Ltd. and Lantana Center is incorporated by reference from the Registrant's Form 8-K filed on February 27, 1995.

    10.26 Lease dated as of May 21, 1989 between Lantana Center as Landlord and Lucasfilm Ltd. as Tenant, as amended by documents dated March 27, 1990 and November 8, 1990 is incorporated by reference from the Registrant's Form 8-K filed on February 27, 1995.

    10.27 Agreement for the acquisition of the entire issued share capital of Chrysalis Television Facilities Ltd. dated as of March 16, 1995 between FCB 1120 Ltd. (subsequently Todd-AO Europe Holdings Ltd.) and Chrysalis Holdings Ltd. is incorporated by reference from the Registrant's Form 8-K filed March 31, 1995.

    10.28 Tax Deed dated as of March 16, 1995 between FCB 1120 Ltd. and Chrysalis Holdings Ltd. is incorporated by reference from the Registrant's Form 8-K filed on March 31, 1995.

    10.29 Performance Guarantee dated March 16, 1995 between The Todd-AO Corporation and Chrysalis Holding Ltd. is incorporated by reference from the Registrant's Form 8-K filed on March 31, 1995.

    10.30 Agreement for the acquisition of the entire issued share capital of Filmatic Laboratories Ltd. dated as of April 18, 1996 between David L. Gibbs, Ian Magowan and Todd-AO Europe Holding Company Ltd. is incorporated by reference to the Registrant's Form 10-Q for the quarter ended May 31, 1996.

    10.31 Asset Purchase Agreement dated August 13, 1996 by and among The Todd-AO Corporation (Purchaser), Edit Acquisition LLC (Seller), Edit Group L.P., Patrick H. Furlong, Margie F. Furlong, and James
              V. Furlong (Members) and Margie F. Furlong, Patrick H. Furlong,
              K. Robert Draughon and Robert Martin (Guarantors), incorporated by reference from the Registrant's Form 8-K and 8-K/A filed on August 28, 1996 and September 17, 1996, respectively.

    10.32 Agreement and Exhibits for the Purchase and Sale of Assets dated June 18, 1997 among The Todd-AO Corporation, Todd-AO HD, Inc. and Hollywood Digital Limited Partnership, Hollywood Digital Inc., The Palladion Limited Partnership, HDZ Digital Limited Partnership, Phemus Corporation, Rand Gladden, William Romeo, David Cottrell and Michael Jackson is incorporated by reference from the Registrant's Form 8-K filed on July 7, 1997.

    10.33 Employment Agreement dated as of June 19, 1997 between The Todd-AO Corporation and Rand Gladden is incorporated by reference from the Registrant's Form 8-K filed on July 7, 1997.

    11.1      Computation of Per Share Earnings.

              See Note 1 of Notes to Financial Statements.

    12.1      Computation of Earnings to Fixed Charges.

              Not applicable.

 EXHIBIT
   NO.        DESCRIPTION
---------     -----------
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

                Todd-AO Digital Images, incorporated in California.

                Todd-AO Video Services, incorporated in California.

                Todd-AO Studios, incorporated in California.

                Todd-AO Studios West, incorporated in California.

                Todd-AO Europe Holdings Ltd. (formerly FCB 1120 Ltd.) incorporated in the U.K. (parent), Todd-AO UK, Ltd, incorporated in the U.K. (subsidiary) and Todd-AO/Filmatic Laboratories, Ltd., incorporated in the U.K. (subsidiary).

                Todd-AO's Land of the Future, Inc., incorporated in California.

                Todd-AO Preservation Services, incorporated in California.

                Todd-AO Hollywood Digital, incorporated in California.

                Hollywood Supply Company, incorporated in California.

    22.1 Published Reports Regarding Matters Submitted to a Vote of Security Holders.

                Not applicable.

    23.1, 24.1, and 25.1

                Not applicable.

    27.1      Financial Data Schedule

                Filed herewith.

                               THE TODD-AO CORPORATION

            INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                    Page

Independent Auditors' Report                                         27

Consolidated Balance Sheets, August 31, 1996 and 1997                28

Consolidated Statements of Income for the Years Ended
    August 31, 1995, 1996 and 1997                                   30

Consolidated Statements of Stockholders' Equity for the
    Years Ended August 31, 1995, 1996 and 1997                       31

Consolidated Statements of Cash Flows for the Years Ended
    August 31, 1995, 1996 and 1997                                   32

Notes to Consolidated Financial Statements                           35

Supplemental Financial Statement Schedule:

    II   Valuation and Qualifying Accounts For The Years Ended
         August 31, 1995, 1996 and 1997                              45

    Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes hereto.

                             INDEPENDENT AUDITORS' REPORT




To the Stockholders and Board of Directors of The Todd-AO Corporation:

    We have audited the accompanying consolidated balance sheets of The Todd-AO Corporation and subsidiaries (the "Company") as of August 31, 1997, and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14a. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


By /s/ DELOITTE & TOUCHE LLP



DELOITTE & TOUCHE LLP
Los Angeles, California

October 24, 1997

                               THE TODD-AO CORPORATION

                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)


                                        ASSETS


                                                                                    AUGUST 31,
                                                                            ------------------------
                                                                              1996           1997
                                                                            ---------     ----------
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .   $   3,385      $   5,127
Marketable securities. . . . . . . . . . . . . . . . . . . . . . . . . .       2,616          1,977
Trade receivables
    (net of allowance for doubtful accounts of $696 and $562 at
    August 31, 1996 and 1997, respectively). . . . . . . . . . . . . . .       9,132         13,176
Income tax receivable. . . . . . . . . . . . . . . . . . . . . . . . . .          --            671
Inventories (first-in first-out basis) . . . . . . . . . . . . . . . . .         635            625
Prepaid income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .          --             --
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .       1,152            368
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         988          2,168
                                                                            ---------     ----------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .      17,908         24,112
                                                                            ---------     ----------
INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         994            997
                                                                            ---------     ----------
PROPERTY AND EQUIPMENT - At Cost:
Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,270          4,270
Buildings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,559         10,994
Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . .       6,286         10,203
Lease acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . .       2,187          2,187
Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31,259         54,707
Equipment under capital leases . . . . . . . . . . . . . . . . . . . . .       3,360          1,540
Construction in progress . . . . . . . . . . . . . . . . . . . . . . . .       1,402            920
                                                                            ---------     ----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,323         84,821
Accumulated depreciation and amortization. . . . . . . . . . . . . . . .     (20,846)       (27,697)
                                                                            ---------     ----------
Property and equipment - net . . . . . . . . . . . . . . . . . . . . . .      38,477         57,124
                                                                            ---------     ----------
GOODWILL
    (net of accumulated amortization of $190 and $602 at
    August 31, 1996 and 1997, respectively). . . . . . . . . . . . . . .       5,761         19,162
                                                                            ---------     ----------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,046          2,056
                                                                            ---------     ----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  64,186     $  103,451
                                                                            ---------     ----------
                                                                            ---------     ----------


                   See notes to consolidated financial statements.

                               THE TODD-AO CORPORATION

                                (DOLLARS IN THOUSANDS)


                         LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                       AUGUST 31,
                                                                                 -----------------------
                                                                                  1996           1997
                                                                                 --------     ----------
CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,812     $    5,302
Accrued liabilities:
  Payroll and related taxes. . . . . . . . . . . . . . . . . . . . . . . . .        2,023          2,507
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          173            422
  Equipment lease. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          300            279
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,198          1,533
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          368            105
Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . .          615            578
Capitalized lease obligations - current. . . . . . . . . . . . . . . . . . .          616             35
Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          634          1,459
                                                                                 --------     ----------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        8,739         12,220
                                                                                 --------     ----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,332         25,430
CAPITALIZED LEASE OBLIGATIONS. . . . . . . . . . . . . . . . . . . . . . . .           22             --
DEFERRED COMPENSATION AND OTHER. . . . . . . . . . . . . . . . . . . . . . .          273            326
DEFERRED GAIN ON SALE/LEASEBACK. . . . . . . . . . . . . . . . . . . . . . .        4,909          3,437
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,488          4,659
                                                                                 --------     ----------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27,763         46,072
                                                                                 --------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock:
  Class A; authorized 30,000,000 shares of $0.01 par value;
  issued and outstanding 6,555,640 at August 31, 1996 and
  8,284,925 issued at August 31, 1997. . . . . . . . . . . . . . . . . . . .           65             83
  Class B; authorized 6,000,000 shares of $0.01 par value;
  issued and outstanding 1,747,178 at August 31, 1996 and 1997 . . . . . . .           17             17
Additional capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,291         39,996
Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --           (691)
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,267         17,711
Unrealized gains on marketable securities and long-term investments. . . . .           42             94
Cumulative foreign currency translation adjustment . . . . . . . . . . . . .         (259)           169
                                                                                 --------     ----------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .       36,423         57,379
                                                                                 --------     ----------
TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 64,186     $  103,451
                                                                                 --------     ----------
                                                                                 --------     ----------




                   See notes to consolidated financial statements.

                               THE TODD-AO CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                        YEARS ENDED AUGUST 31,
                                                                                ---------------------------------------
                                                                                   1995          1996           1997
                                                                                ---------      ---------     ----------
REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  50,003      $  62,920     $   78,971
                                                                                ---------      ---------     ----------
COSTS AND EXPENSES:
Operating costs and other expenses . . . . . . . . . . . . . . . . . . . . .       39,867         48,962         61,755
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .        3,917          5,374          7,128
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          581            702            920
Equipment lease expense - net. . . . . . . . . . . . . . . . . . . . . . . .          593            498            265
Other (income) expense - net . . . . . . . . . . . . . . . . . . . . . . . .         (290)          (359)           (50)
                                                                                ---------      ---------     ----------
Total costs and expenses . . . . . . . . . . . . . . . . . . . . . . . . . .       44,668         55,177         70,018
                                                                                ---------      ---------     ----------
INCOME BEFORE LOSS FROM JOINT VENTURE
   AND PROVISION FOR INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .        5,335          7,743          8,953
  LOSS FROM JOINT VENTURE. . . . . . . . . . . . . . . . . . . . . . . . . .         (249)          (117)            --
                                                                                ---------      ---------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . . .        5,086          7,626          8,953
  PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . .        1,711          2,782          2,948
                                                                                ---------      ---------     ----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   3,375      $   4,844     $    6,005
                                                                                ---------      ---------     ----------
                                                                                ---------      ---------     ----------

NET INCOME PER COMMON SHARE AND
   COMMON SHARE EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . . .    $    0.40      $    0.55        $  0.60
                                                                                ---------      ---------     ----------
                                                                                ---------      ---------     ----------

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . . . . . . . . . . . . .    8,399,462      8,845,321     10,088,993
                                                                                ---------      ---------     ----------
                                                                                ---------      ---------     ----------



                   See notes to consolidated financial statements.

                               THE TODD-AO CORPORATION

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997
                               (DOLLARS IN THOUSANDS)





                                                   COMMON STOCK                                        UNREALIZED
                                        ---------------------------------------                           GAIN
                                               CLASS A                                                   (LOSS)
                                        -------------------                                                ON        FOREIGN
                                                             CLASS B  ADDITIONAL  RETAINED   TREASURY  INVESTMENT    CURRENCY
                                        SHARES     AMOUNT    AMOUNT    CAPITAL    EARNINGS    SHARES   SECURITIES   TRANSLATION
                                      ---------    ------    -------  ---------   --------   --------  ----------   ----------
BALANCE AT AUGUST 31, 1994 . . . .    6,379,069     $  64    $    17  $  22,903   $  4,964        --          --            --
Exercise of stock options. . . . .       25,300        --         --        101         --        --          --            --
Unrealized gain on investment
  securities . . . . . . . . . . .           --        --         --         --         --        --    $    473            --
Loss on foreign currency
  translation. . . . . . . . . . .           --        --         --         --         --        --          --    $     (264)
Cash dividends:
  Class A ($.06) per share . . . .           --        --         --         --       (349)       --          --            --
  Class B ($.054) per share. . . .           --        --         --         --        (86)       --          --            --
Net income . . . . . . . . . . . .           --        --         --         --      3,375        --          --            --
                                      ---------     -----    -------  ---------   --------   --------  ----------   ----------
BALANCE AT AUGUST 31, 1995 . . . .    6,404,369        64         17     23,004      7,904        --         473          (264)
Exercise of stock options. . . . .      152,600         1         --      1,043         --        --          --            --
Purchase of treasury shares. . . .           --        --         --         --         --   $  (726)         --            --
Treasury shares cancellation . . .      (68,192)       (1)        --       (725)        --       726          --            --
Shares issued in acquisition
  of Editworks . . . . . . . . . .       66,863         1         --        969         --        --          --            --
Unrealized (loss) on investment
  securities . . . . . . . . . . .           --        --         --         --         --        --        (431)           --
Gain on foreign currency
  translation. . . . . . . . . . .           --        --         --         --         --        --          --             5
Cash dividends:
  Class A ($.06) per share . . . .           --        --         --         --       (395)       --          --            --
  Class B ($.054) per share. . . .           --        --         --         --        (86)       --          --            --
Net income . . . . . . . . . . . .           --        --         --         --      4,844        --          --            --
                                      ---------     -----    -------  ---------   --------   --------  ----------   ----------
BALANCE AT AUGUST 31, 1996 . . . .    6,555,640        65         17     24,291     12,267         0          42          (259)
Exercise of stock options. . . . .       76,564         1         --        293         --        --          --            --
Purchase of treasury shares. . . .           --        --         --         --         --    (1,047)         --            --
Treasury shares cancellation . . .      (36,710)       --         --       (305)        --       305          --            --
Treasury shares transfer to 401(k)       (5,569)       --         --         --         --        51          --            --
Shares issued in stock offering. .    1,645,000        16         --     15,512         --        --          --            --
Shares issued for stock award. . .       50,000         1         --        205         --        --          --            --
Unrealized gain on investment
  securities . . . . . . . . . . .           --        --         --         --         --        --          52            --
Gain on foreign currency
  translation. . . . . . . . . . .           --        --         --         --         --        --          --           428
Cash dividends:. . . . . . . . . .           --        --         --         --         --        --          --            --
  Class A ($.06) per share . . . .           --        --         --         --       (475)       --          --            --
  Class B ($.054) per share. . . .           --        --         --         --        (86)       --          --            --
Net income . . . . . . . . . . . .           --        --         --         --      6,005        --          --            --
                                      ---------     -----    -------  ---------   --------   --------  ----------   ----------
BALANCE AT AUGUST 31, 1997 . . . .    8,284,925     $  83    $    17  $  39,996   $ 17,711   $  (691)  $      94    $      169
                                      ---------     -----    -------  ---------   --------   --------  ----------   ----------
                                      ---------     -----    -------  ---------   --------   --------  ----------   ----------



                   See notes to consolidated financial statements.

                               THE TODD-AO CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)



                                                                              YEARS ENDED AUGUST 31,
                                                                   ----------------------------------------
                                                                       1995           1996           1997
                                                                   ----------      ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .    $   3,375      $   4,844       $  6,005
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .        3,917          5,374          7,128
     Deferred income taxes . . . . . . . . . . . . . . . . . . .        1,258            577            968
     Loss from joint venture . . . . . . . . . . . . . . . . . .          249            117             --
     Deferred compensation and other . . . . . . . . . . . . . .         (164)          (128)           (72)
     Amortization of deferred gain on
        sale/leaseback transaction . . . . . . . . . . . . . . .         (964)        (1,472)        (1,472)
     (Gain) loss on sale of marketable securities
        and investments. . . . . . . . . . . . . . . . . . . . .         (127)            92            (20)
     Loss on disposition of fixed assets . . . . . . . . . . . .           --            276            103
     Shares issued for stock award . . . . . . . . . . . . . . .           --             --            206
     Changes in assets and liabilities (net of acquisitions):
        Trade receivables, net . . . . . . . . . . . . . . . . .         (739)        (1,494)        (1,249)
        Inventories and other current assets . . . . . . . . . .         (266)          (338)        (1,133)
        Accounts payable and accrued liabilities . . . . . . . .          138            550          1,149
        Accrued equipment lease. . . . . . . . . . . . . . . . .          396            (96)           (21)
        Income taxes payable, net. . . . . . . . . . . . . . . .         (670)           926           (931)
        Deferred income. . . . . . . . . . . . . . . . . . . . .          560            (69)           759
                                                                   ----------      ---------     ----------
Net cash provided by operating activities. . . . . . . . . . . .        6,963          9,159         11,420
                                                                   ----------      ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities and investments. . . . . . .         (996)          (374)            --
  Proceeds from sale of marketable securities
     and investments . . . . . . . . . . . . . . . . . . . . . .        1,606            881            708
  Proceeds from disposition of fixed assets. . . . . . . . . . .           --             --             87
  Capital expenditures . . . . . . . . . . . . . . . . . . . . .       (3,345)        (6,219)       (13,147)
  Contributions to joint venture . . . . . . . . . . . . . . . .         (249)          (117)            --
  Purchase of Skywalker Sound South. . . . . . . . . . . . . . .       (6,966)            --             --
  Purchase of Todd-AO UK . . . . . . . . . . . . . . . . . . . .       (8,333)            --             --
  Purchase of Editworks. . . . . . . . . . . . . . . . . . . . .           --         (3,180)          (500)
  Purchase of Hollywood Digital. . . . . . . . . . . . . . . . .           --             --        (17,761)
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . .           (1)          (169)          (234)
                                                                   ----------      ---------     ----------
Net cash flows used in investing activities. . . . . . . . . . .  $  (18,284)     $  (9,178)    $  (30,868)
                                                                   ----------      ---------     ----------

                               THE TODD-AO CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                     (CONTINUED)


                                                                              YEARS ENDED AUGUST 31,
                                                                     --------------------------------------
                                                                        1995           1996           1997
                                                                     --------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt . . . . . . . . . . . . . . . . .     $  7,722       $  5,356     $   23,800
  Payments on long-term debt . . . . . . . . . . . . . . . . . .       (1,467)        (4,430)       (16,309)
  Payments on capital lease obligations. . . . . . . . . . . . .       (1,108)        (2,637)          (603)
  Proceeds from sale/leaseback transaction . . . . . . . . . . .       11,218             --             --
  Proceeds from issuance of common stock . . . . . . . . . . . .          101          1,044         15,822
  Treasury stock transactions. . . . . . . . . . . . . . . . . .           --           (726)          (996)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . .         (435)          (481)          (561)
                                                                     --------       --------      ---------
Net cash flows provided by (used in) financing activities: . . .       16,031         (1,874)        21,153
  Effect of exchange rate changes on cash. . . . . . . . . . . .          (38)            --             37
                                                                     --------       --------      ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . .        4,672         (1,893)         1,742
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR. . . . . . . . . . . . . . . . . . . . . . .          606          5,278          3,385
                                                                     --------       --------      ---------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR. . . . . . . . . . . . . . . . . . . . . . . . . .     $  5,278       $  3,385      $   5,127
                                                                     --------       --------      ---------
                                                                     --------       --------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    408         $  708         $  526
                                                                     --------       --------       --------
                                                                     --------       --------       --------

  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,413       $  1,285       $  1,725
                                                                     --------       --------       --------
                                                                     --------       --------       --------



SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

1997:

    On June 20, 1997, the Company acquired substantially all of the assets and certain of the liabilities of Hollywood Digital Limited Partnerhsip. In connection with this acquisition the Company paid cash as follows:

    Assets acquired:
       Property and equipment. . . . . . . . . . . . . .    $  12,117
       Accounts receivable . . . . . . . . . . . . . . .        2,640
       Goodwill. . . . . . . . . . . . . . . . . . . . .       14,100
       Other assets. . . . . . . . . . . . . . . . . . .          344
    Liabilities assumed:
       Accounts payable and accrued expenses . . . . . .       (2,745)
       Deferred rent and notes payable . . . . . . . . .         (296)
    Convertible subordinated notes issued to seller. . .       (8,399)
                                                            ---------
    Cash paid in acquisition . . . . . . . . . . . . . .    $  17,761
                                                            ---------
                                                            ---------

    In July 1997, a non-cash adjustment in connection with the acquisition of Chrysalis Television Facilities, Ltd. U.K capital allowances in the amount of $1,056 was made to deferred income taxes and goodwill.

1996:

    On August 14, 1996, the Company acquired substantially all of the assets and certain of the liabilities of Edit Acquisition LLC ("Editworks"). In connection with this acquisition, the Company paid cash as follows:

    Assets acquired:
       Property and equipment. . . . . . . . . . . . . .     $  1,992
       Accounts receivable . . . . . . . . . . . . . . .          617
       Goodwill. . . . . . . . . . . . . . . . . . . . .        3,930
       Other assets. . . . . . . . . . . . . . . . . . .           90
    Liabilities assumed:
       Accounts payable and accrued expenses . . . . . .         (307)
       Capitalized lease obligations . . . . . . . . . .       (1,672)
    Common stock issued in acquisition . . . . . . . . .         (970)
                                                             --------
    Cash paid in acquisition . . . . . . . . . . . . . .     $  3,680
                                                             --------
                                                             --------


1995:

a) On February 15, 1995, the Company acquired substantially all of the property, equipment and inventory of Skywalker Sound South. In connection with this acquisition, the Company paid cash as follows:

    Assets acquired:
       Land. . . . . . . . . . . . . . . . . . . . . . .     $    783
       Buildings and improvements. . . . . . . . . . . .          844
       Equipment . . . . . . . . . . . . . . . . . . . .        5,032
       Other assets. . . . . . . . . . . . . . . . . . .          307
                                                             --------
    Cash paid in acquisition . . . . . . . . . . . . . .     $  6,966
                                                             --------
                                                             --------


b) On March 16, 1995, the Company acquired all of the outstanding shares of Chrysalis Television Facilities, Ltd. In connection with this acquisition, the Company paid cash as follows:

    Assets acquired:
       Property and equipment. . . . . . . . . . . . . .     $  7,599
       Accounts receivable . . . . . . . . . . . . . . .        1,815
       Goodwill. . . . . . . . . . . . . . . . . . . . .        1,963
       Other assets. . . . . . . . . . . . . . . . . . .          339
    Liabilities assumed:
       Accounts payable and accrued expenses . . . . . .         (798)
       Capitalized lease obligations . . . . . . . . . .       (1,072)
       Real estate mortgage payable. . . . . . . . . . .         (149)
    Long-term debt issued to seller. . . . . . . . . . .       (1,364)
                                                             --------
    Cash paid in acquisition . . . . . . . . . . . . . .     $  8,333
                                                             --------
                                                             --------


                   See notes to consolidated financial statements.

                               THE TODD-AO CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND OPTION DATA)

1.  SIGNIFICANT ACCOUNTING POLICIES

         OWNERSHIP AND BUSINESS - At August 31, 1997, Robert Naify, Marshall Naify, and certain members of their families and various trusts for the benefit of family members (the "Naify Interests") owned approximately 50% of the outstanding shares of the Company, representing approximately 79% of the total voting power.

         BASIS OF PRESENTATION - The consolidated financial statements include the Company and its wholly owned subsidiaries Todd-AO Studios East, Inc. ("Todd-AO East"), Todd-AO Productions, Inc., Todd-AO Digital Images, Inc. ("TDI"), Todd-AO Video Services, Inc. ("TVS"), Todd-AO Studios West ("TSW"), Todd-AO Europe Holding Ltd. ("TAO Europe") and Todd-AO Hollywood Digital ("Hollywood Digital"). All significant intercompany balances and transactions have been eliminated.

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

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed at straight line rates based upon the estimated useful lives of the various classes of assets. The principal rates are as follows: buildings, 3-5% per annum; equipment, 10-20% per annum; leaseholds, leasehold improvements, and lease acquisition costs over the term of the lease.

         GOODWILL - Goodwill represents the excess purchase price paid over the value of net assets acquired, and is being amortized on a straight-line basis over 15 and 25 years.

         LONG-LIVED Assets - As of each balance sheet date, the Company evaluates the recovery of its long-lived assets and recognizes impairment if it is probable that the recorded amounts are not recoverable based upon future undiscounted cash flows or if there is an event or change in circumstances which indicate that the carrying amount of an asset may not be recoverable.

         INCOME TAXES - Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of the Company's assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

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

         NET INCOME PER COMMON SHARE - Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding for each of the periods presented including common share equivalents arising from the assumed conversion of any outstanding dilutive stock options. Fully diluted earnings per share are not materially different from primary earnings per share.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. Notes payable are carried at amounts approximating fair values based on current rates offered to the Company for debt with similar collateral and guarantees, if any, and maturities.

         CONCENTRATION OF CREDIT RISK - The Company's accounts receivable are related primarily to the entertainment industry and are unsecured. The Company's ten largest customers account for approximately 63% of revenues and for the year ended August 31, 1997, The Walt Disney Company and its affiliated companies accounted for approximately 17% of revenues.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

         STOCK-BASED COMPENSATION - In fiscal 1997, the Company adopted the disclosure only provision of Statement of Financial and Accounting Standards ("SFAS") No. 123. The Company continues to account for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

         RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with the current year's presentation.

         RECENT ISSUED ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The statement is effective for interim periods and fiscal years ending after December 15, 1997. The Company does not expect that the statement will have a material effect on the Company's consolidated financial statements.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting these statements.

2.  ACQUISITIONS

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

         On March 16, 1995 TAO Europe (a wholly owned subsidiary of the
Company) acquired all of the outstanding shares of Todd-AO UK Ltd. (formerly Chrysalis/Todd-AO Europe Ltd.) ("Todd-AO UK") (formerly Chrysalis Television Facilities, Ltd.) from Chrysalis Holdings Ltd. ("CHL"). TAO Europe, Todd-AO UK and CHL are all corporations organized under the laws of the United Kingdom and headquartered in London. Todd-AO UK specializes in the collation of television programming for satellite broadcast and also provides post production video and other services to a variety of clients. In consideration of the purchase, TAO Europe paid CHL $1,966 in cash at closing and issued a note in the amount of $1,364. An additional cash settlement of $220 was paid in June 1995. Concurrently with the acquisition, TAO Europe advanced and paid on behalf of Todd-AO UK its intercompany debt to CHL in the amount of $4,585. Subsequent to the acquisition, TAO Europe advanced and paid on behalf of Todd-AO UK other debt in the amount of $1,562. TAO Europe and Todd-AO UK consolidated are included in the Company's results of operations from March 1995.

         On August 15, 1996, the Company purchased substantially all of the assets and certain liabilities of Edit Acquisition LLC ("Editworks"). Editworks provides video post production services to broadcasters, advertising agencies and other businesses. The Company paid Editworks $3,680 in cash and $970 in Class A common stock.

         On June 20, 1997, the Company and its newly formed, wholly owned subsidiary Todd-AO Hollywood Digital acquired the assets and certain liabilities of Hollywood Digital Limited Partnership ("Hollywood Digital"). Hollywood Digital is a digital based post-production facility providing sound and video services to the film, television and advertising industries. In consideration of the purchase, the Company paid $17,761 in cash to pay down existing debt of Hollywood Digital. The Company also issued convertible subordinated notes in the amount of $8,399. The notes are convertible into the Company's Class A Common Stock at the conversion price of $11.875 per share at any time before the maturity date. Todd-AO Hollywood Digital is included in the Company's results of operations from June 20, 1997.

    The acquisitions are being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information is presented as if the acquisitions had occurred on September 1, 1995. Pro forma adjustments for Editworks are primarily to amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes. Pro forma adjustments for Hollywood Digital are primarily to non-recurring legal and other non-operating costs, amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes.
                                                     1996           1997
                                                  ---------      ---------
     Revenues. . . . . . . . . . . . . . . .      $  81,713      $  94,771
                                                  ---------      ---------
                                                  ---------      ---------
     Net income. . . . . . . . . . . . . . .      $   4,369      $   6,808
                                                  ---------      ---------
                                                  ---------      ---------
     Net income per common share . . . . . .      $    0.49      $    0.67
                                                  ---------      ---------
                                                  ---------      ---------

3.  SALE/LEASEBACK

         In December 1994 the Company signed an agreement with its bank to implement the sale/leaseback of certain equipment. The agreement terminates on December 30, 1999 and is being treated as an operating lease for financial statement purposes. On December 30, 1994, an aggregate of $11,218 in equipment was sold and leased back to the Company. The total deferred gain on the transaction to be amortized over five years was $7,345.

         The net equipment lease expense for the years ended August 31, 1996 and 1997 is as follows:

                                                                1996      1997
                                                              -------  --------
    Equipment lease costs. . . . . . . . . . . . . . . . .    $ 1,970  $ 1,737
    Amortization of deferred gain on sale of equipment . .     (1,472)  (1,472)
                                                              -------  -------
    Equipment lease expense, net . . . . . . . . . . . . .    $   498  $   265
                                                              -------  -------
                                                              -------  -------


4.  LONG-TERM DEBT

         Long-term debt outstanding as of August 31, 1996 and 1997 was as follows:

                                                                         1996        1997
                                                                       --------    --------
    Revolving credit facility - multi-currency credit line . . . . .   $  4,350    $    775
    Revolving credit facility - other. . . . . . . . . . . . . . . .      4,281      16,000
    Note payable - Paskal Video acquisition. . . . . . . . . . . . .        463         313
    Note payable - Todd-AO UK acquisition. . . . . . . . . . . . . .        853         408
    Note payable - Hollywood Digital - Community
       Redevelopment Agency. . . . . . . . . . . . . . . . . . . . .         --         113
    Convertible subordinated notes payable -
       Hollywood Digital acquisition . . . . . . . . . . . . . . . .         --       8,399
                                                                       --------    --------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,947      26,008
    Less: current maturities . . . . . . . . . . . . . . . . . . . .       (615)       (578)
                                                                       --------    --------
    Total long-term debt . . . . . . . . . . . . . . . . . . . . . .   $  9,332    $ 25,430
                                                                       --------    --------
                                                                       --------    --------


         In December 1994, the Company signed a long-term credit agreement with its bank which was amended in 1995, 1996 and 1997. Under the agreement, the Company may borrow up to $35,000 in revolving loans until February 28, 2000. On that date and quarterly thereafter until the expiration of the agreement on November 30, 2003, the revolving loan commitment shall reduce by 5% of the original loan commitment. Under the agreement, $10,000 of the available credit is restricted to multi-currency borrowings. The agreement provides for interest at 1/2% plus reference rate; 1 1/2% plus offshore rates ("Libor") and 1 5/8% plus certificate of deposit rates ("CD")(Libor and CD minimum borrowings $1,000 or L500). These rates increase by 1/2% if certain financial ratios are exceeded. The multi-currency borrowings are restricted to Libor and CD options. The agreement contains various restrictive provisions, including investment, capital expenditure, cash dividends and borrowing limitations. The most restrictive covenant limits the Company's capital expenditures for fiscal year 1997 to $16,500. As of August 31, 1997 the Company has not exceeded the interest rate financial ratios and is in compliance with the various restrictive provisions of the agreement.

    In connection with the acquisition of Paskal Video, the Company issued a promissory note. The note is payable in 60 monthly installments of $13 plus interest at the prime rate.

    In connection with the acquisition of Todd-AO UK, TAO Europe issued a note. The note is payable over a three year period in two installments of $465 and one installment of $388. Each installment bears interest at 1 1/2% above the prime rate of the National Westminster Bank in London.

    In connection with the acquisition of Hollywood Digital, the Company issued convertible subordinated notes. The notes are convertible into the Company's Class A common stock at the conversion price of $11.875 per share at any time before the maturity date and bear interest at 5% payable annually. The Company also acquired a non-interest bearing note payable to the Community Redevelopment Agency. The note is forgiven at the rate of $20 annually as long as the Company maintains the appearance of the building located on Sunset Boulevard in Hollywood, California.

5.  CAPITALIZED LEASE OBLIGATIONS

    In 1994, the Company entered into lease obligations for equipment which have been capitalized. In addition, the Company acquired leases on certain other equipment with the Paskal, Todd-AO UK, Filmatic and Hollywood Digital acquisitions. The leases have implicit interest rates ranging from 7 1/2% to 11 1/2% and are secured by the related equipment.

         Capitalized lease obligations at August 31, 1997 mature as follows:

    1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  37
    Less amounts representing interest . . . . . . . . . . . . .         2
                                                                     -----
                                                                     $  35
                                                                     -----
                                                                     -----

6.  INCOME TAXES

         The Company's effective income tax rate differs from the federal statutory income tax rate due to the following:

    YEARS ENDED AUGUST 31,                             1995      1996     1997
    ----------------------                             ----      ----     ----
    Federal statutory income tax rate. . . . . .       35.0%     35.0%    35.0%
    Adjust to actual Company rate. . . . . . . .       (1.0)     (1.0)    (1.0)
                                                       ----      ----     ----
    Adjusted federal statutory income tax rate .       34.0      34.0     34.0
    State taxes, net of federal benefit. . . . .        0.8       1.6     (2.2)
    Other, net . . . . . . . . . . . . . . . . .       (1.2)     (0.9)     1.1
                                                       ----      ----     ----
    Total. . . . . . . . . . . . . . . . . . . .       33.6%     36.5%    32.9%
                                                       ----      ----     ----
                                                       ----      ----     ----

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

         Deferred income tax assets and liabilities consist of the following:

                                                FEDERAL     STATE     FOREIGN     TOTAL
                                               --------   --------   --------   --------
1997:
----
Current Asset:
  Accounts receivable reserves . . . . . . .   $    186   $     47   $      9   $    242
  Vacation pay accruals. . . . . . . . . . .        188         47          0        235
  State income taxes . . . . . . . . . . . .        127          0          0        127
  Other. . . . . . . . . . . . . . . . . . .       (192)       (44)        --       (236)
                                               --------   --------   --------   --------
TOTAL CURRENT ASSET. . . . . . . . . . . . .   $    309   $     50   $      9   $    368
                                               --------   --------   --------   --------
                                               --------   --------   --------   --------

Long-Term Asset:
  Deferred compensation. . . . . . . . . . .   $     63   $     16         --   $     79
  U.K loss carryover . . . . . . . . . . . .         --         --   $     83         83
  U.K. capital allowances. . . . . . . . . .         --         --        605        605
  State income tax credit carryover. . . . .         --      1,067         --      1,067
  State income tax loss carryover. . . . . .         --        531         --        531
  Other. . . . . . . . . . . . . . . . . . .         --         --         --          0
                                               --------   --------   --------   --------
Total long-term asset. . . . . . . . . . . .         63      1,614        688      2,365
                                               --------   --------   --------   --------
Long-Term Liability:
  Depreciation . . . . . . . . . . . . . . .     (2,815)    (1,710)      (352)    (4,877)
  Deferred gains on property . . . . . . . .     (1,420)      (359)       (86)    (1,865)
  Other. . . . . . . . . . . . . . . . . . .       (312)        30          0       (282)
                                               --------   --------   --------   --------
Total long-term liability. . . . . . . . . .     (4,547)    (2,039)      (438)    (7,024)
                                               --------   --------   --------   --------
NET LONG-TERM LIABILITY. . . . . . . . . . .   $ (4,484)  $   (425)  $    250   $ (4,659)
                                               --------   --------   --------   --------
                                               --------   --------   --------   --------
1996:
----
Current Asset:
  Accounts receivable reserves . . . . . . .   $    164   $     40   $     33   $    237
  Vacation pay accruals. . . . . . . . . . .        305         74         --        379
  State income taxes . . . . . . . . . . . .        145        466         --        611
  Other. . . . . . . . . . . . . . . . . . .        (64)       (15)         4        (75)
                                               --------   --------   --------   --------
TOTAL CURRENT ASSET. . . . . . . . . . . . .   $    550   $    565   $     37   $  1,152
                                               --------   --------   --------   --------
                                               --------   --------   --------   --------

Long-Term Asset:
  Deferred compensation. . . . . . . . . . .   $     85   $     21         --   $    106
  U.K loss carryover . . . . . . . . . . . .         --         --         80         80
  U.K. capital allowances. . . . . . . . . .         --         --         --          0
  State income tax credit carryover. . . . .         --         --         --          0
  State income tax loss carryover. . . . . .         --         --         --          0
  Other. . . . . . . . . . . . . . . . . . .         25          6         --         31
                                               --------   --------   --------   --------
Total long-term asset. . . . . . . . . . . .        110         27         80        217
                                               --------   --------   --------   --------
Long-Term Liability:
  Depreciation . . . . . . . . . . . . . . .     (1,931)      (635)      (165)    (2,731)
  Deferred gains on property . . . . . . . .     (1,420)      (342)       (82)    (1,844)
  Other. . . . . . . . . . . . . . . . . . .       (155)        25         --       (130)
                                               --------   --------   --------   --------
Total long-term liability. . . . . . . . . .     (3,506)      (952)      (247)    (4,705)
                                               --------   --------   --------   --------
NET LONG-TERM LIABILITY. . . . . . . . . . .   $ (3,396)  $   (925)  $   (167)  $ (4,488)
                                               --------   --------   --------   --------
                                               --------   --------   --------   --------


         Components of the income tax provision are as follows:

                                                    1995      1996      1997
                                                  --------  --------  --------
    Current provision - domestic . . . . . .        $  274  $  1,644  $  1,156
    Current provision - foreign. . . . . . .           180       561      (217)
    Deferred provision - domestic. . . . . .         1,231       473     1,343
    Deferred provision - foreign . . . . . .            26       104       666
                                                  --------  --------  --------
    Total. . . . . . . . . . . . . . . . . .      $  1,711  $  2,782  $  2,948
                                                  --------  --------  --------
                                                  --------  --------  --------

    Components of pre-tax income are as follows:
                                                    1995      1996      1997
                                                  --------  --------  --------
    Domestic . . . . . . . . . . . . . . . .      $  4,347  $  5,978  $  7,454
    Foreign. . . . . . . . . . . . . . . . .           739     1,648     1,499
                                                  --------  --------  --------
    Total. . . . . . . . . . . . . . . . . .      $  5,086  $  7,626  $  8,953
                                                  --------  --------  --------
                                                  --------  --------  --------

7.  STOCKHOLDERS' EQUITY

         The Company has 1,000,000 shares of $.01 par value preferred stock authorized. As of August 31, 1997 no shares of preferred stock have been issued or were outstanding.

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

         The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of August 31, 1997, 915,656 shares had been repurchased. 831,856 of these shares have been canceled and returned to authorized but unissued status.

8.  STOCK OPTIONS

STOCK OPTION PLANS

         The Company has four stock option plans: The 1986, 1994, 1995 and the 1997 Stock Option Plans. These plans provide for the granting of either non-qualified or incentive stock options at not less than 85% and 100% of the market value of the stock on the date of the grant, respectively. Options generally become exercisable in installments commencing as of the beginning of a fiscal year near the date of grant.

         The following summarizes stock option activity for the three years ended August 31, 1997:

                                                                     WEIGHTED
                                                      NUMBER OF   AVERAGE PRICE
                                                        SHARES      PER SHARE
                                                     -----------  -------------

    Options outstanding, September 1, 1994 . . .         559,460       $2.92
    Awarded. . . . . . . . . . . . . . . . . . .         638,165        4.92
    Exercised. . . . . . . . . . . . . . . . . .         (25,300)       2.93
    Forfeited. . . . . . . . . . . . . . . . . .         (11,000)       4.50
                                                      ----------     ----------
    Options outstanding, August 31, 1995 . . . .       1,161,325        4.01
    Awarded. . . . . . . . . . . . . . . . . . .          14,500        7.13
    Exercised. . . . . . . . . . . . . . . . . .        (152,600)       3.60
    Forfeited. . . . . . . . . . . . . . . . . .         (14,580)       5.02
                                                      ----------     ----------
    Options outstanding, August 31, 1996 . . . .       1,008,645        4.17
    Awarded. . . . . . . . . . . . . . . . . . .         773,000       10.40
    Exercised. . . . . . . . . . . . . . . . . .         (78,564)       2.93
    Forfeited. . . . . . . . . . . . . . . . . .         (37,490)       8.32
                                                      ----------     ----------
    Options outstanding, August 31, 1997 . . . .       1,665,591       $7.03
                                                      ----------     ----------
                                                      ----------     ----------
    Vested as of August 31, 1997 . . . . . . . .         721,912
                                                      ----------
                                                      ----------

         As of August 31, 1997, 81,465 shares and 175,540 shares were available for grant under the 1986 and 1995 plans respectively. All authorized options under the 1994 and 1997 Plans have been granted. Common Shares have been reserved for issuance under the plans for all options outstanding at August 31, 1997.

                           OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
               ------------------------------------------   -------------------------------
                                  WEIGHTED
                    NUMBER         AVERAGE      WEIGHTED
                 OUTSTANDING      REMAINING      AVERAGE    EXERCISABLE AT      WEIGHTED
  RANGE OF       AT AUGUST 31,   CONTRACTUAL    EXERCISE      AUGUST 31,         AVERAGE
EXERCISE PRICES      1997            LIFE         PRICE          1997        EXERCISE PRICE
---------------  -------------  ------------    --------    --------------   --------------
$  2.03 -   2.93       55,500         1 year     $  2.22          55,500          $  2.22
   4.50 -  11.00      825,091        7 years        6.88         373,745             5.73
   3.26 -  10.50      386,654        6 years        8.44         121,330             6.56
   3.59               220,000      1.8 years        3.59         132,000             3.59
  10.50                23,346      4.3 years       10.50           4,670            10.50
   9.13 -  10.50      155,000        9 years       10.37          34,667            10.50
---------------  ------------   ------------     -------    --------------   --------------
$  2.03 -  11.00    1,665,591     6.03 years     $  7.03         721,912          $  5.47
                 ------------                               --------------
                 ------------                               --------------


         The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during 1997 and 1996 pursuant to SFAS 123 was approximately $2,940,268 and $46,206, respectively. Had the Company adopted SFAS 123, pro forma net income would have been $5,420 and $4,835, and pro forma net income per share would have been $0.54 and $0.55 for 1997 and 1996, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.55%-0.70%, volatility of 25%, a risk free interest rate of 6.28% and expected option lives of 7 to 9 years.

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

         The remaining 11,000 SARs were exercised in January 1996, terminating the SAR Plan.

9.  COMMITMENTS

         OPERATING LEASES - Rent expense for noncancellable operating leases for real property and equipment was $4,045, $4,526 and $4,736 for the years ended August 31, 1995, 1996, and 1997, respectively. Minimum rentals for operating leases for years ending after August 31, 1997 are as follows: 1998, $5,076; 1999, $4,782; 2000, $4,545; 2001, $9,313; 2002, $3,065 and $13,320,
thereafter. Some of the leases have options to extend terms and are subject to escalation clauses and two leases are subject to additional rent based on revenue.

         EMPLOYMENT AGREEMENTS - At August 31, 1997, the Company is committed to compensation under long-term employment agreements with certain of its officers and key employees as follows: 1998, $1,238; 1999, $1,161; 2000, $806 and 2001, $0.

10. PENSION PLAN

         Certain officers and employees of the Company are eligible for participation in the "Motion Picture Industry Pension Plan" ("MPIPP"), a multi-employer defined benefit pension plan, the Company's 401(k) Profit Sharing Plan and Trust in the U.S. or the Group Personal Pension Plan in the U.K. The Plans are funded by employer and employee contributions. Total pension plan expense for the Plans for the years ended August 31, 1995, 1996, and 1997 are as follows:

                                                         AUGUST 31,
                                                 ------------------------
                                                 1995      1996      1997
                                                 ----      ----      ----

         MPIPP . . . . . . . . . . . . . . .     $ 446     $ 474     $ 618
         U.S. 401(k) . . . . . . . . . . . .     $ 107     $ 313     $ 225
         U.K. Plan . . . . . . . . . . . . .     $  33     $  81     $  85

11. JOINT VENTURE

         During 1992, Todd-AO Productions, Inc., a wholly owned subsidiary of the Company, entered into a Joint Venture Agreement with Trans-Atlantic Enterprises, Inc., for the development of motion picture and television projects. The Joint Venture was dissolved during fiscal 1996. In the event that certain projects developed by the Venture are ultimately produced or otherwise commercialized, a portion of the proceeds are payable to Todd-AO Productions.

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

13. BUSINESS SEGMENT INFORMATION

         The Company does business in one industry segment. Information as to the Company's operations in different geographic areas is as follows for the years ended August 31, 1995, 1996 and 1997.

                                           1995        1996        1997
                                        ---------   ---------   ---------
    REVENUES:
     United States . . . . . . . .      $  45,069   $  51,394   $  65,436
     Europe. . . . . . . . . . . .          4,934      11,526      13,535
                                        ---------   ---------   ---------
     Total . . . . . . . . . . . .      $  50,003   $  62,920   $  78,971
                                        ---------   ---------   ---------
                                        ---------   ---------   ---------
    NET INCOME:
     United States . . . . . . . .       $  2,842    $  3,861    $  4,955
     Europe. . . . . . . . . . . .            533         983       1,050

                                        ---------   ---------   ---------
     Total . . . . . . . . . . . .       $  3,375    $  4,844    $  6,005
                                        ---------   ---------   ---------
                                        ---------   ---------   ---------
    ASSETS:
     United States . . . . . . . .      $  45,074   $  50,552   $  85,569
     Europe. . . . . . . . . . . .         12,124      13,634      17,882
                                        ---------   ---------   ---------
     Total . . . . . . . . . . . .      $  57,198   $  64,186  $  103,451
                                        ---------   ---------   ---------
                                        ---------   ---------   ---------

14. QUARTERLY FINANCIAL DATA (UNAUDITED)




                                                                     EARNINGS
                                                                       PER
                                                GROSS                 COMMON
                                      TOTAL     PROFIT      NET       SHARE
1996                                REVENUES    (LOSS)    INCOME   OUTSTANDING
----                               ---------  --------  --------  ------------
 First Quarter . . . . . . .       $  18,140  $  3,639  $  1,983    $  .23
 Second Quarter. . . . . . .          13,199       489       507       .06
 Third Quarter . . . . . . .          16,801     2,399     1,572       .18
 Fourth Quarter. . . . . . .          14,780     1,559       782       .09
                                   ---------  --------  --------  ------------
 TOTAL . . . . . . . . . . .       $  62,920  $  8,086  $  4,844    $  .55 (a)
                                   ---------  --------  --------  ------------
                                   ---------  --------  --------  ------------



                                                                     EARNINGS
                                                                       PER
                                                                      COMMON
                                      TOTAL    GROSS      NET         SHARE
1997                                REVENUES   PROFIT    INCOME    OUTSTANDING
----                               ---------  --------  --------  ------------
 First Quarter . . . . . . .       $  20,340  $  3,069  $  1,771    $  .20
 Second Quarter. . . . . . .          19,341     2,611     1,518       .14
 Third Quarter . . . . . . .          19,657     2,688     1,900       .18
 Fourth Quarter. . . . . . .          19,633     1,455       816       .08
                                   ---------  --------  --------  ------------
 TOTAL . . . . . . . . . . .       $  78,971  $  9,823  $  6,005  $    .60 (a)
                                   ---------  --------  --------  ------------
                                   ---------  --------  --------  ------------

-----------
(a) Aggregate per share amounts for each quarter may differ from annual totals as each is independently calculated.

15. SUBSEQUENT EVENTS

         On September 8, 1997 the Company and Disney Character Voices International, Inc. ("DCVI") committed to jointly establishing a dubbing and audio post production studio in Germany which will be launched under the name TODD-AO GERMANY. Additional joint ventures are contemplated for France, Italy, Spain and Asia. The Company will manage all technical and operational functions and DCVI will coordinate the creative services of the studios. The foreign language dubbing studios will provide each territory with state-of-the-art theatrical and television recording, mixing and editing facilities. Additional post production services will be added as demand expands.

         On October 20, 1997, the Company and its bank signed a First Amended and Restated Credit Agreement under which the Company may borrow up to $50,000 in revolving loans. The agreement expires December 31, 2002 and may be extended annually by the Company under certain conditions.

         On November 3, 1997, the Company signed an agreement with its bank to implement the sale/leaseback of certain equipment for up to $10,000. On that date an aggregate of $8,500 of sound studio equipment was sold and leased back. The agreement terminates on December 31, 2002.

                               THE TODD-AO CORPORATION               SCHEDULE II

                          VALUATION AND QUALIFYING ACCOUNTS
                                (Dollars in thousands)
                      YEARS ENDED AUGUST 31, 1995, 1996 AND 1997



             COLUMN                COLUMN      COLUMN      COLUMN       COLUMN
                A                     B           C           D            E
           -----------            ----------  ----------  ----------  ----------
                                              ADDITIONS
                                               CHARGED
                                  BALANCE AT  (CREDITED)
                                  BEGINNING   TO COSTS                 BALANCE
                                      OF         AND      DEDUCTIONS   AT END OF
           DESCRIPTION              PERIOD     EXPENSES   AND OTHER     PERIOD
           -----------            ----------  ----------  ----------  ----------
Allowance for doubtful accounts:

Year ended August 31, 1995........  $  408      $  649     $ (229)       $  828
                                    ------      -------    -------       ------
                                    ------      -------    -------       ------

Year ended August 31, 1996........  $  828      $ (158)    $   26 (a)    $  696
                                    ------      -------    -------       ------
                                    ------      -------    -------       ------

Year ended August 31, 1997........  $  696      $  106     $ (240)(b)    $  562
                                    ------      -------    -------       ------
                                    ------      -------    -------       ------



    (a)  Includes balance acquired in acquisition of Editworks ($28).
    (a)  Includes balance acquired in acquisition of Hollywood Digital ($351).