Form 10-Q
period 1997-11-30
TODD AO CORP
filed 1998-01-14
CIK 61442

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended NOVEMBER 30, 1997
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

The number of shares of common stock outstanding at January 5, 1998 was:
8,248,970 Class A Shares and 1,747,178 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

NOVEMBER 30, 1997

INDEX
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                              Page

  Item 1- FINANCIAL STATEMENTS

     The following financial statements are filed herewith:

       Consolidated Balance Sheets, November 30, 1997 and August 31, 1997     3

       Consolidated Statements of Income and Retained Earnings for the
          Three Months Ended November 30, 1997 and 1996                       5

       Consolidated Statements of Cash Flows for the Three Months Ended
          November 30, 1997 and 1996                                          6

       Notes to Consolidated Financial Statements for the Three Months
          Ended November 30, 1997                                             8

  Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     10


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                 13

  Item 6 - Exhibits and Reports on Form 8-K                                  13

            Signature                                                        13

                              THE TODD-AO CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)


                                       ASSETS


                                                       AUGUST 31, NOVEMBER 30,
                                                       ---------- ------------
                                                         1997         1997
                                                       ---------- ------------

CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . .     $    5,127   $    3,539
Marketable securities. . . . . . . . . . . . . . .          1,977        1,783
Trade receivables
 (net of allowance for doubtful accounts of $633 at
 November 30, 1997 and $562 at August 31, 1997)  .         13,176       15,763
Inventories (first-in first-out basis) . . . . . .            625          588
Income tax receivable. . . . . . . . . . . . . . .            671          671
Deferred income taxes. . . . . . . . . . . . . . .            368          359
Other. . . . . . . . . . . . . . . . . . . . . . .          2,168        2,694
                                                       ----------   ----------
Total current assets . . . . . . . . . . . . . . .         24,112       25,397
                                                       ----------   ----------
INVESTMENTS. . . . . . . . . . . . . . . . . . . .            997          736
                                                       ----------   ----------

PROPERTY AND EQUIPMENT - At Cost:
Land . . . . . . . . . . . . . . . . . . . . . . .          4,270        4,270
Buildings. . . . . . . . . . . . . . . . . . . . .         10,994       11,045
Leasehold improvements . . . . . . . . . . . . . .         10,203       10,239
Lease acquisition costs. . . . . . . . . . . . . .          2,187        2,187
Equipment. . . . . . . . . . . . . . . . . . . . .         54,707       51,298
Equipment under capital leases . . . . . . . . . .          1,540        1,540
Construction in progress . . . . . . . . . . . . .            920        5,697
                                                       ----------   ----------
Total. . . . . . . . . . . . . . . . . . . . . . .         84,821       86,276
Accumulated depreciation and amortization. . . . .        (27,697)     (27,902)
                                                       ----------   ----------

Property and equipment - net . . . . . . . . . . .         57,124       58,374
                                                       ----------   ----------
GOODWILL
 (net of accumulated amortization of $845 at
 November 30, 1996 and $602 at August 31, 1997). .         19,162       18,967
                                                       ----------   ----------
OTHER ASSETS . . . . . . . . . . . . . . . . . . .          2,056        2,583
                                                       ----------   ----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . .     $  103,451   $  106,057
                                                       ----------   ----------
                                                       ----------   ----------


                  See notes to consolidated financial statements.

                              THE TODD-AO CORPORATION

                               (DOLLARS IN THOUSANDS)


                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       AUGUST 31, NOVEMBER 30,
                                                       ---------- ------------
                                                         1997         1997
                                                       ---------- ------------
CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . .     $    5,302   $    6,494
Accrued liabilities:
  Payroll and related taxes. . . . . . . . . . . .          2,507        3,335
  Interest . . . . . . . . . . . . . . . . . . . .            422          510
  Equipment lease. . . . . . . . . . . . . . . . .            279          275
  Other. . . . . . . . . . . . . . . . . . . . . .          1,533        1,419
  Income taxes payable . . . . . . . . . . . . . .            105        1,007
Current maturities of long-term debt . . . . . . .            578          592
Capitalized lease obligations - current. . . . . .             35            7
Deferred income. . . . . . . . . . . . . . . . . .          1,459        1,498
                                                       ----------   ----------
Total current liabilities. . . . . . . . . . . . .         12,220       15,137
                                                       ----------   ----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . .         25,430       18,007
DEFERRED COMPENSATION AND OTHER. . . . . . . . . .            326          199
DEFERRED GAIN ON SALE/LEASEBACK. . . . . . . . . .          3,437        7,921
DEFERRED INCOME TAXES. . . . . . . . . . . . . . .          4,659        5,266
                                                       ----------   ----------
Total liabilities. . . . . . . . . . . . . . . . .         46,072       46,530
                                                       ----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock:
  Class A; authorized 30,000,000 shares of $0.01
  par value; issued and outstanding 8,248,970 at
  November 30, 1997 and 8,284,925 at August 31,
  1997 . . . . . . . . . . . . . . . . . . . . . .             83           84
  Class B; authorized 6,000,000 shares of $0.01
  par value; issued and   outstanding 1,747,178. .             17           17
Additional capital . . . . . . . . . . . . . . . .         39,996       40,422
Treasury stock . . . . . . . . . . . . . . . . . .           (691)      (1,016)
Retained earnings. . . . . . . . . . . . . . . . .         17,711       19,337
Unrealized gains on marketable securities and
long-term investments. . . . . . . . . . . . . . .             94          129
Cumulative foreign currency translation adjustment            169          554
                                                       ----------   ----------
Total stockholders' equity . . . . . . . . . . . .         57,379       59,527
                                                       ----------   ----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . .     $  103,451   $  106,057
                                                       ----------   ----------
                                                       ----------   ----------


                  See notes to consolidated financial statements.

                               THE TODD-AO CORPORATION

              CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          1996         1997
                                                       ----------   ----------

REVENUES . . . . . . . . . . . . . . . . . . . . .     $   20,340   $   25,024
                                                       ----------   ----------
COSTS AND EXPENSES:
Operating costs and other expenses . . . . . . . .         15,557       19,314
Depreciation and amortization. . . . . . . . . . .          1,622        2,421
Interest . . . . . . . . . . . . . . . . . . . . .            221          412
Equipment lease expense - net. . . . . . . . . . .             92           27
Other (income) expense - net . . . . . . . . . . .             39           98
                                                       ----------   ----------
Total costs and expenses . . . . . . . . . . . . .         17,531       22,272
                                                       ----------   ----------
INCOME BEFORE PROVISION FOR INCOME TAXES . . . . .          2,809        2,752
PROVISION FOR INCOME TAXES . . . . . . . . . . . .          1,038          979
                                                       ----------   ----------
NET INCOME . . . . . . . . . . . . . . . . . . . .          1,771        1,773
RETAINED EARNINGS BEGINNING OF PERIOD. . . . . . .         12,267       17,711
LESS:  DIVIDENDS PAID. . . . . . . . . . . . . . .           (122)        (147)
                                                       ----------   ----------
RETAINED EARNINGS END OF PERIOD. . . . . . . . . .     $   13,916   $   19,337
                                                       ----------   ----------
                                                       ----------   ----------
NET INCOME PER COMMON SHARE AND
 COMMON SHARE EQUIVALENTS. . . . . . . . . . . . .           0.20         0.17
                                                       ----------   ----------
                                                       ----------   ----------
WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . .      9,016,706   10,551,204
                                                       ----------   ----------
                                                       ----------   ----------


                  See notes to consolidated financial statements.

                              THE TODD-AO CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                              (DOLLARS IN THOUSANDS)


                                                          1996         1997
                                                       ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . .     $    1,771   $    1,773
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization. . . . . . . . . .          1,622        2,421
  Deferred income taxes, net . . . . . . . . . . .              2          623
  Deferred compensation. . . . . . . . . . . . . .            (15)        (127)
  Amortization of deferred gain on
   sale/leaseback transactions . . . . . . . . . .           (368)        (453)
  (Gain) on sale of marketable securities
   and investments . . . . . . . . . . . . . . . .             --          (27)
  Loss on disposition of fixed assets. . . . . . .             --           22
  Shares issued for stock award. . . . . . . . . .             --           66
  Changes in assets and liabilities (net of
   acquisitions):
   Trade receivables . . . . . . . . . . . . . . .         (4,123)      (3,384)
   Inventories and other current assets. . . . . .           (185)        (207)
   Accounts payable and accrued liabilities. . . .            443        2,283
   Income taxes payable, net . . . . . . . . . . .          1,116          794
   Deferred income . . . . . . . . . . . . . . . .            167          230
                                                       ----------   ----------
Net cash provided by operating activities: . . . .            430        4,014
                                                       ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of marketable securities
   and investments . . . . . . . . . . . . . . . .            530          517
 Capital expenditures. . . . . . . . . . . . . . .         (3,654)      (6,682)
 Other assets. . . . . . . . . . . . . . . . . . .           (153)        (558)
                                                       ----------   ----------
Net cash flows (used in) investing activities: . .     $   (3,277)  $   (6,723)
                                                       ----------   ----------

                               THE TODD-AO CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                               (DOLLARS IN THOUSANDS)
                                    (CONTINUED)


                                                          1996         1997
                                                       ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt . . . . . . . . . .     $    6,900   $    1,400
  Payments on long-term debt . . . . . . . . . . .         (4,838)      (8,809)
  Payments on capital lease obligations. . . . . .           (155)         (28)
  Proceeds from sale/leaseback transaction . . . .             --        8,500
  Net proceeds from issuance of common stock . . .         14,155          158
  Treasury stock transactions. . . . . . . . . . .             --         (325)
  Dividends paid . . . . . . . . . . . . . . . . .           (122)        (147)
                                                       ----------   ----------


Net cash flows provided by financing activities: .         15,940          749
  Effect of exchange rate changes on cash. . . . .             55          372
                                                       ----------   ----------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . .         13,148       (1,588)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . .          3,385        5,127
                                                       ----------   ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . .     $   16,533   $    3,539
                                                       ----------   ----------
                                                       ----------   ----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . .     $      254   $      327
                                                       ----------   ----------
                                                       ----------   ----------


Income taxes . . . . . . . . . . . . . . . . . . .     $        0   $        0
                                                       ----------   ----------
                                                       ----------   ----------

THE TODD-AO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997
(Dollars in Thousands, except per share amounts)
--------------------------------------------------------------------------------

If complete notes were to accompany these statements they would be substantially in the same form as those to the Company's Financial Statements for the Year Ended August 31, 1997. In addition the following notes are applicable:

1. In the opinion of management for the Company, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of operations have been included.

2. The consolidated financial statements include the Company and its wholly owned subsidiaries.

3. Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding for each of the years presented including common share equivalents arising from the assumed exercise of any outstanding dilutive stock options. Fully diluted earnings per share are not materially different from primary earnings per share.

4. On June 20, 1997, the Company and its newly formed, wholly owned subsidiary Todd-AO Hollywood Digital ("THD") acquired the assets and certain liabilities of Hollywood Digital Limited Partnership ("Hollywood Digital"). Hollywood Digital is a digital based post-production facility providing sound and video services to the film, television and advertising industries. In consideration of the purchase, the Company paid $17,761 in cash to pay down existing debt of Hollywood Digital. The Company also issued convertible subordinated notes in the amount of $8,399. The notes are convertible into the Company's Class A Common Stock at the conversion price of $11.875 per share at any time before the maturity date.

     The acquisition is being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the three months ended November 30, 1996 is presented as if the acquisition had occurred on September 1, 1996. Pro forma adjustments for Hollywood Digital are primarily to non-recurring legal and other non-operating costs, amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes.

                                                      1996
                                                    --------
          Revenues . . . . . . . . . . . . .        $ 25,315
                                                    --------
                                                    --------
          Net income . . . . . . . . . . . .        $  2,128
                                                    --------
                                                    --------
          Net income per common share. . . . .      $   0.24
                                                    --------
                                                    --------


5. In November 1997 and December 1994 the Company signed agreements with its bank to implement the sale/leaseback of certain equipment. The five year agreements terminate on December 1, 2002 and December 30, 1999, respectively, and are being treated as operating leases for financial statements purposes. On November 3, 1997 an aggregate of $8,500 of sound studio equipment was sold and leased back (lease #2). The total deferred gain on the transaction to be amortized over five years is $4,937. The annual lease cost is expected to be approximately $1,400. On December 30, 1994 an aggregate of $11,218 was sold and leased back (lease #1). The total deferred gain on the transaction to be amortized over five years is $7,345. The annual lease cost currently is approximately $1,500.

     The net equipment lease expense for the period ended November 30, 1997 is as follows:

                                                LEASE #1   LEASE #2     TOTAL
                                                --------   --------    -------
          Equipment lease costs. . . . . . .     $   424    $    56     $  480
          Amortization of deferred gain
           on sale of equipment. . . . . . .     $  (367)   $   (86)    $ (453)
                                                --------   --------    -------
          Equipment lease expense, net . . .     $    57    $   (30)    $   27
                                                                       -------
                                                                       -------

6. The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of November 30, 1997, 939,156 shares had been repurchased. 831,856 of these shares have been cancelled and returned to authorized but unissued status.

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

     In October 1997, the Company signed a second agreement with its bank to implement the sale/leaseback of certain equipment for up to $10,000 and restated the long-term credit facility signed in December 1994. An aggregate of $8,500 of sound studio equipment was sold and leased back on November 3, 1997. The sale/leaseback agreement, which consists of five 1-year terms amortizing to approximately 42% with interest at Libor rates plus .75% if the leverage ratio (Funded Indebtedness/EBITDA but excluding convertible subordinated notes issued by Company in connection with the Hollywood Digital acquisition) is under 1:1 and which increases .25% for each .5 increase in the ratio up to Libor plus 2% if the leverage ratio is greater than 2.5:1, terminates on December 1, 2002. Under the new First Amended and Restated Credit Agreement, dated as of October 20, 1997, the Company may borrow up to $50,000 (with a provision for an increase to $60,000 requiring Bank consent and Company Board approval) in revolving loans (including up to 50% in Multi-currency) until November 30, 2000. On that date and quarterly thereafter until August 31, 2002, the revolving loan commitment will reduce by 6.25% to 50% of the combined loan commitment on the reduction date. The remaining 50% will reduce to nil by the expiration of the agreement on December 31, 2002. Annually, the Company may request an automatic extension of the revolving period of the facility for one year which will also extend the term period and the expiration date of the agreement. The Company also has the availability of Standby Letters of Credit up to $2,500 under the facility. The credit facility provides for borrowings at the Bank's Reference rates (plus .125%), CD rates (plus 0.875%) and Libor rates (plus .75%) which increase incrementally to plus 1%, 2.125% and 2%, respectively, based on the leverage ratio. The leverage ratios which determine the rates range from less than 1:1 to greater than 2.5:1. Leverage ratios may not exceed 3:1. The facility includes commitment fees at .2% to .5% (based on the leverage ratio) per annum on the unused balances. Other material restrictions include: the coverage ratio (cash flow/fixed charges) may not be less than 1.25:1; Other Indebtedness or Contingent Liabilities (excluding up to $25,000 in Capital or Off Balance Sheet Leases, the convertible subordinated notes issued in the Hollywood Digital acquisition and non-recourse debt up to $50,000 of less than 100% owned Joint Ventures) may not exceed $10,000 without the Bank's approval. Minimum Tangible Net Worth is not to be less than $25,000 plus net proceeds from issuance of equity plus 50% of future consolidated net income.

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

     In June 1997, the Company used $15,760 under the credit facility and $3,000 from the proceeds of the offering described above to acquire the assets of Hollywood Digital. In November 1997, the Company used $8,500 from the sale/leaseback of equipment described above to pay down the credit facility debt. As of November 30, 1997, the Company had $9,275 outstanding under the credit facility.

     The Company expects capital expenditures of approximately $18,000 for its Los Angeles, Santa Monica, New York City, Atlanta and London facilities in fiscal 1998. Included in this amount is $7,500 for a new facility in Santa Monica, California to service primarily the advertising clients of THD. These capital expenditures will be financed by credit facilities and internally generated funds.

     The Company does not believe that it is currently exposed to any material foreign exchange rate risk and, at present, does not have a policy for managing such risk beyond the utilization of local currency borrowings to fund foreign acquisitions whenever possible.

2.   Material Changes in Results of Operations

     THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1996

     Revenues increased $4,684 or 23.0% from $20,340 to $25,024 primarily due to the acquisition of Hollywood Digital ("THD") in June 1997. THD recorded video services revenues of $5,734 for the quarter which were offset by the Company's sound services which were down compared to a particularly strong quarter in the prior year. This was partially due to the commencement of construction projects on three sound stages which are being upgraded for digital technology. The revenue increases for the Company's remaining video divisions was $1,150.

     Operating costs and other expenses increased $3,757 or 24.2% from $15,557 to $19,314. Cost increases related to the THD acquisition ($4,235) and the revenue increases for the Company's other video services divisions ($289) were offset by a reduction in costs for the sound services divisions related to their revenue decreases described above.

     Depreciation and amortization increased $799 or 49.3% primarily due to the equipment ($12,117) and goodwill ($14,100) included with the THD acquisition.

     Interest expense increased $161 or 72.9% primarily due to the THD acquisition financing.

     As a result of the above, income before taxes and net income remained relatively flat.

     Earnings per share decreased 15% from $0.20 to $0.17 from a 17% dilution in average shares outstanding primarily due to the November 1996 public offering when 1,645,000 shares were issued. If the public offering had occurred as of September 1, 1996 and the bank credit facility debt paid down, the EPS as of November 30, 1996 would not have changed from $0.20.

     MATERIAL CHANGES IN CASH FLOWS

     For the three months ended November 30, 1997 the Company generated $4,014 in cash from operating activities compared to $430 in 1996. In addition to net income of $1,773, adjusted for depreciation and net amortization of $1,968, increases in accounts payable and other liabilities of $3,307 also increased cash provided by operations. Cash was utilized primarily to fund trade receivables and other current assets.

     Net cash generated from operating activities supplemented by proceeds from the sale/leaseback of certain equipment and borrowings from the Company's credit facility totaling $9,900 were used to reinvest in capital assets of the Company and to pay down long-term debt.

     OTHER BUSINESS INFORMATION

     Due to shortened post production schedules for motion picture features, it has become the norm for clients to use two stages or more rather than one for the pre-mixing phase of the total post production sound mixing process. In view of this development, the Company is converting an ADR (Additional Dialogue Replacement) Stage at the Hollywood facilities into a new sound mixing stage primarily for dialogue pre-mixing services, but which can also be used for various other mixing services. The newly converted stage will begin operating in the second quarter of fiscal year 1998.

     THD is expecting to open a separate facility in Santa Monica, California to primarily service its advertising clients. The present Hollywood facility will expand its current feature and television services. The new facility will begin operations during fiscal year 1998.

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



                                   THE TODD-AO CORPORATION



  January 13, 1998                    /s/   Silas R. Cross
--------------------               ------------------------------------
        Date                                Silas R. Cross
                                      Chief Accounting Officer