Form 10-Q
period 1998-02-28
TODD AO CORP
filed 1998-04-15
CIK 61442

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended FEBRUARY 28, 1998
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

The number of shares of common stock outstanding at April 1, 1998 was:
8,238,450 Class A Shares and 1,747,178 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FEBRUARY 28, 1998

INDEX
-------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION                                             Page
  Item 1- FINANCIAL STATEMENTS

    The following financial statements are filed herewith:

      Consolidated Balance Sheets, February 28, 1998 and August 31, 1997     3

      Consolidated Statements of Income and Retained Earnings for the
          Six and Three Months Ended February 28, 1998 and 1997              5

      Consolidated Statements of Cash Flows for the Six Months Ended
          February 28, 1998 and 1997                                         6

      Notes to Consolidated Financial Statements for the Six Months
          Ended February 28, 1998                                            8

  Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    10


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                13

  Item 6 - Exhibits and Reports on Form 8-K                                 13

           Signature                                                        13


                           THE TODD-AO CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                    ASSETS

                                                           August 31,        February 28,
                                                           ----------        ------------
                                                              1997               1998
                                                           ----------        ------------
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . .   $  5,127           $  2,779
Marketable securities . . . . . . . . . . . . . . . . . .      1,977              1,344
Trade receivables
  (net of allowance for doubtful accounts of $641 at
  February 28, 1998 and $562 at August 31, 1997)  . . . .     13,176             16,487
Inventories (first-in first-out basis)  . . . . . . . . .        625                556
Income tax receivable . . . . . . . . . . . . . . . . . .        671                671
Deferred income taxes . . . . . . . . . . . . . . . . . .        368                 12
Other . . . . . . . . . . . . . . . . . . . . . . . . . .      2,168              2,479
                                                            ---------          ---------
Total current assets  . . . . . . . . . . . . . . . . . .     24,112             24,328
                                                            ---------          ---------
INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . .        997                730
                                                            ---------          ---------
PROPERTY AND EQUIPMENT - At Cost:
Land  . . . . . . . . . . . . . . . . . . . . . . . . . .      4,270              4,270
Buildings . . . . . . . . . . . . . . . . . . . . . . . .     10,994             10,994
Leasehold improvements  . . . . . . . . . . . . . . . . .     10,203             10,250
Lease acquisition costs . . . . . . . . . . . . . . . . .      2,187              2,187
Equipment . . . . . . . . . . . . . . . . . . . . . . . .     54,707             52,143
Equipment under capital leases  . . . . . . . . . . . . .      1,540              1,417
Construction in progress  . . . . . . . . . . . . . . . .        920             11,100
                                                            ---------          ---------
Total . . . . . . . . . . . . . . . . . . . . . . . . . .     84,821             92,361
Accumulated depreciation and amortization . . . . . . . .    (27,697)           (29,763)
                                                            ---------          ---------
Property and equipment - net  . . . . . . . . . . . . . .     57,124             62,598
                                                            ---------          ---------
GOODWILL
  (net of accumulated amortization of $1,073 at
  February 28, 1998 and $602 at August 31, 1997)  . . . .     19,162             18,691
                                                            ---------          ---------
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . .      2,056              1,834
                                                            ---------          ---------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .   $103,451           $108,181
                                                            ---------          ---------
                                                            ---------          ---------


               See notes to consolidated financial statements.

                           THE TODD-AO CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                 (CONTINUED)


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           August 31,        February 28,
                                                           ----------        ------------
                                                              1997               1998
                                                           ----------        ------------
CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . .   $  5,302           $  4,933
  Accrued liabilities:
    Payroll and related taxes   . . . . . . . . . . . . .      2,507              2,692
    Interest  . . . . . . . . . . . . . . . . . . . . . .        422                660
    Equipment lease . . . . . . . . . . . . . . . . . . .        279                210
    Other   . . . . . . . . . . . . . . . . . . . . . . .      1,533              1,188
    Income taxes payable  . . . . . . . . . . . . . . . .        105              1,335
Current maturities of long-term debt  . . . . . . . . . .        578                578
Capitalized lease obligations - current   . . . . . . . .         35                  2
Deferred income . . . . . . . . . . . . . . . . . . . . .      1,459              1,400
                                                            ---------          ---------
Total current liabilities   . . . . . . . . . . . . . . .     12,220             12,998
                                                            ---------          ---------
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . .     25,430             22,960
DEFERRED COMPENSATION AND OTHER . . . . . . . . . . . . .        326                188
DEFERRED GAIN ON SALE/LEASEBACK . . . . . . . . . . . . .      3,437              7,313
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . .      4,659              4,637
                                                            ---------          ---------
Total liabilities . . . . . . . . . . . . . . . . . . . .     46,072             48,096
                                                            ---------          ---------

STOCKHOLDERS' EQUITY:
Common Stock:
  Class A; authorized 30,000,000 shares of $0.01 par
  value; issued and outstanding 8,238,450 at
  February 28, 1998 and 8,284,925 at
  August 31, 1997 . . . . . . . . . . . . . . . . . . . .         83                 84
  Class B; authorized 6,000,000 shares of $0.01 par
  value; issued and outstanding 1,747,178 . . . . . . . .         17                 17
Additional capital  . . . . . . . . . . . . . . . . . . .     39,996             40,446
Treasury stock  . . . . . . . . . . . . . . . . . . . . .       (691)            (1,180)
Retained earnings . . . . . . . . . . . . . . . . . . . .     17,711             20,505
Unrealized gains on marketable securities and
  long-term investments . . . . . . . . . . . . . . . . .         94                 86
Cumulative foreign currency translation adjustment  . . .        169                127
                                                            ---------          ---------
Total stockholders' equity  . . . . . . . . . . . . . . .     57,379             60,085
                                                            ---------          ---------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .   $103,451           $108,181
                                                            ---------          ---------
                                                            ---------          ---------


                  See notes to consolidated financial statements.

                           THE TODD-AO CORPORATION

           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
        FOR THE SIX AND THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Six Months                     Three Months
                                                  --------------------------    -------------------------
                                                     1997           1998          1997            1998
                                                  ----------     -----------    ----------    -----------
REVENUES .......................................  $  39,681      $   47,606     $   19,341    $   22,582
                                                  ----------     -----------    ----------    -----------
COSTS AND EXPENSES:
Operating costs and other expenses .............     30,659          37,528         15,102        18,214
Depreciation and amortization ..................      3,187           4,714          1,565         2,293
Interest .......................................        327             589            106           177
Equipment lease expense - net ..................        155             111             63            84
Other expense (income) - net ...................         99            (123)            60          (221)
                                                  ----------     -----------    ----------    -----------
Total costs and expenses .......................     34,427          42,819         16,896        20,547
                                                  ----------     -----------    ----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES .......      5,254           4,787          2,445         2,035
PROVISION FOR INCOME TAXES .....................      1,965           1,698            927           719
                                                  ----------     -----------    ----------    -----------
NET INCOME .....................................      3,289           3,089         $1,518        $1,316
                                                                                ----------    -----------
                                                                                ----------    -----------
RETAINED EARNINGS BEGINNING OF PERIOD ..........     12,267          17,711
LESS:  DIVIDENDS PAID ..........................       (268)           (295)
                                                  ----------     -----------
RETAINED EARNINGS END OF PERIOD ................  $  15,288      $   20,505
                                                  ----------     -----------
                                                  ----------     -----------
NET INCOME PER COMMON SHARE:
Net income available to common stockholders ....  $   3,290      $    3,089     $    1,519    $    1,316
Effect of dilutive securities:
  5% convertible debentures ....................         --             159             --            75
                                                  ----------     -----------    ----------    -----------
Net income available to common stockholders
  plus assumed conversions .....................  $   3,290      $    3,248     $    1,519    $    1,391
                                                  ----------     -----------    ----------    -----------

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC ..........................  9,150,617      10,004,781      9,931,585     9,987,278
Effect of dilutive securities:
  Stock options ................................    619,719         510,835        592,214       487,096
  5% convertible debentures ....................         --         711,057             --       711,057
                                                  ----------     -----------    ----------    -----------
WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED ........................  9,770,336      11,226,673     10,523,799    11,185,431
                                                  ----------     -----------    ----------    -----------

NET INCOME PER COMMON SHARE - BASIC ............  $    0.36      $     0.31     $     0.15    $     0.13
                                                  ----------     -----------    ----------    -----------
                                                  ----------     -----------    ----------    -----------

NET INCOME PER COMMON SHARE - DILUTED ..........  $    0.34      $     0.29     $     0.14    $     0.12
                                                  ----------     -----------    ----------    -----------
                                                  ----------     -----------    ----------    -----------

                  See notes to consolidated financial statements.

                              THE TODD-AO CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                              (DOLLARS IN THOUSANDS)



                                                             1997       1998
                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................. $  3,289   $  3,089
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.........................    3,187      4,714
    Deferred income taxes, net............................        2        334
    Deferred compensation.................................      (40)      (138)
    Amortization of deferred gain on
      sale/leaseback transaction..........................     (736)    (1,060)
    (Gain) loss on sale of marketable securities
      and investments.....................................       --        (49)
    (Gain) loss on disposition of fixed assets............      (23)         8
    Shares issued for stock award.........................       --         66
    Changes in assets and liabilities (net of acquisitions):
      Trade receivables...................................   (4,246)    (3,311)
      Inventories and other current assets................       20        (39)
      Accounts payable and accrued liabilities............      380       (291)
      Accrued equipment lease.............................      (20)       (69)
      Income taxes payable, net...........................      672      1,230
      Deferred income.....................................      876        (59)
                                                           --------   --------
Net cash flows provided by operating activities:..........    3,361      4,425
                                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities and investments.......   (5,901)       (38)
  Proceeds from sale of marketable securities
    and investments.......................................      527        979
  Proceeds from disposition of fixed assets...............       26          5
  Capital expenditures....................................   (6,511)   (13,189)
   Other assets...........................................     (118)        75
                                                           --------   --------
Net cash flows (used in) investing activities:............ $(11,977)  $(12,168)
                                                           --------   --------

                              THE TODD-AO CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                              (DOLLARS IN THOUSANDS)
                                    (CONTINUED)

                                                             1997        1998
                                                           --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt...........................  $  6,900    $ 6,400
  Payments of long-term debt.............................   (14,831)    (8,870)
  Payments on capital lease obligations..................      (406)       (33)
  Net proceeds from issuance of common stock.............    15,603        182
  Proceeds from sale/leaseback transaction...............        --      8,500
  Treasury stock transactions............................        --       (489)
  Dividends paid.........................................      (268)      (295)
                                                           --------    -------

Net cash flows provided by financing activities:.........     6,998      5,395
  Effect of exchange rate changes on cash................        24         --
                                                           --------    -------

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS.......................................    (1,594)    (2,348)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD....................................     3,385      5,127
                                                           --------    -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD..........................................  $  1,791    $ 2,779
                                                           --------    -------
                                                           --------    -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

  Interest...............................................  $    475    $   303
                                                           --------    -------
                                                           --------    -------

  Income taxes...........................................  $  1,080         --
                                                           --------    -------
                                                           --------    -------

THE TODD-AO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998
(Dollars in Thousands, except per share amounts)
-------------------------------------------------------------------------------

If complete notes were to accompany these statements they would be substantially in the same form as those to the Company's Financial Statements for the Year Ended August 31, 1998. In addition the following notes are applicable:

1. In the opinion of management for the Company, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of operations have been included.

2. The consolidated financial statements include the Company and its wholly owned subsidiaries.

3. The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", beginning in its second quarter ending February 28, 1998 and has restated all prior periods presented to comply with the provisions of SFAS No. 128. Under SFAS No. 128, net income per common share is replaced by "Basic" net income per common share, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted net income per common share using the treasury stock method. Certain dilutive securities with an impact of 671,750 shares and 673,000 shares for the six and three months ended February 28, 1998, respectively, and 351,500 shares and 703,000 shares for the six and three months ended February 28, 1997, respectively, are not included in the calculation of diluted net income per common share because the option's exercise price was greater than the average market price of the common shares.

4. On June 20, 1997, the Company and its newly formed, wholly owned subsidiary Todd-AO Hollywood Digital ("THD") acquired the assets and certain liabilities of Hollywood Digital Limited Partnership ("Hollywood Digital"). Hollywood Digital is a digital based post-production facility providing sound and video services to the film, television and advertising industries. In consideration of the purchase, the Company paid $17,761 in cash to pay down existing debt of Hollywood Digital. The Company also issued convertible subordinated notes in the amount of $8,399. The notes are convertible into the Company's Class A Common Stock at the conversion price of $11.812 per share at any time before the maturity date.

    The acquisition is being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the six months ended February 28, 1997 is presented as if the acquisition had occurred on September 1, 1996. Pro forma adjustments for Hollywood Digital are primarily to non-recurring legal and other non-operating costs, amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes.



                                                           1997
                                                          -------
         Revenues...................................      $50,116
                                                          -------
                                                          -------
         Net income.................................      $ 3,857
                                                          -------
                                                          -------
         Net income per common share - Basic........      $  0.39
                                                          -------
                                                          -------
         Net income per common share - Diluted......      $  0.37
                                                          -------
                                                          -------

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

    The net equipment lease expense for the six months ended February 28, 1998 is as follows:



                                        LEASE #1       LEASE #2      TOTAL
                                        --------       --------      -----

    Equipment lease costs...........    $ 775          $ 396         $ 1,171
    Amortization of deferred gain
      on sale of equipment..........     (737)          (323)         (1,060)
                                        -----          -----         -------
    Equipment lease expense, net....    $  38          $ (73)        $   111
                                        -----          -----         -------
                                        -----          -----         -------


6. The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of February 28, 1998, 961,156 shares had been repurchased. 831,856 of these shares have been cancelled and returned to authorized but unissued status.

7. On October 10, 1996, the Company filed a registration statement with the Securities and Exchange Commission. Proceeds from the offering, net of costs totaled $15,512. The funds received were used to pay down existing debt in the amount of $9,102. The remaining funds were used in the acquisition of Hollywood Digital and for other general corporate purposes.

8. On April 6, 1998, the Company announced that the Board of Directors of London-based Tele-Cine Cell Group plc. ("Tele-Cine") unanimously resolved to recommend an offer to be made by the Company's wholly owned subsidiary, Todd-AO Europe Holding Company, Ltd. ("TAO Europe"), to purchase the entire issued and to be issued ordinary share capital of Tele-Cine for approximately L9,954 ($16,600). The offer will be conditional upon acceptance by holders of 90% of Tele-Cine's ordinary shares. Shareholders, representing 53.6% of the ordinary shares outstanding, have signed "irrevocable undertakings" to accept the offer. TAO Europe is offering Tele-Cine shareholders 80 pence ($1.33) in cash for each share they own, or notes with a nominal value of 80 pence paying 4.5% interest. Tele-Cine provides post-production, production and special effects services to the film and video industry. The purchase offer will be funded by the Company's credit facility which will be amended to accommodate the terms of the offer.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

1.  Material Changes in Financial Condition

    In December 1994, the Company signed agreements with its bank to implement the sale/leaseback of certain equipment and a long-term credit facility. An aggregate of $11,218 of sound studio equipment was sold and leased back on December 30, 1994. The sale/leaseback agreement, which terminates on December 30, 1999, consists of five 1-year terms amortizing to approximately 40%. The agreement, amended in December 1997, provides for interest at the same Libor rates and terms as the second sale/leaseback agreement (see below).

    In October 1997, the Company signed a second agreement with its bank to implement the sale/leaseback of certain equipment for up to $10,000 and restated the long-term credit facility signed in December 1994. An aggregate of $8,500 of sound studio equipment was sold and leased back on November 3, 1997. The sale/leaseback agreement, which consists of five 1-year terms amortizing to approximately 42% with interest at Libor rates plus .75% if the leverage ratio (Funded Indebtedness/EBITDA but excluding convertible subordinated notes issued by Company in connection with the Hollywood Digital acquisition) is under 1:1 and which increases .25% for each .5 increase in the ratio up to Libor plus 2% if the leverage ratio is greater than 2.5:1, terminates on December 1, 2002. Under the new First Amended and Restated Credit Agreement, dated as of October 20, 1997, the Company may borrow up to $50,000 (with a provision for an increase to $60,000 requiring Bank consent and Company Board approval) in revolving loans (including up to 50% in Multi-currency) until November 30, 2000. On that date and quarterly thereafter until August 31, 2002, the revolving loan commitment will reduce by 6.25% to 50% of the combined loan commitment on the reduction date. The remaining 50% will reduce to nil by the expiration of the agreement on December 31, 2002. Annually, the Company may request an automatic extension of the revolving period of the credit facility for one year which will also extend the term period and the expiration date of the agreement. The Company also has the availability of Standby Letters of Credit up to $2,500 under the facility. The credit facility provides for borrowings at the Bank's Reference rates (plus .125%), CD rates (plus 0.875%) and Libor rates (plus .75%) which increase incrementally to plus
    1%, 2.125% and 2%, respectively, based on the leverage ratio. The leverage ratios which determine the rates range from less than 1:1 to greater than 2.5:1. Leverage ratios may not exceed 3:1. The facility includes commitment fees at .2% to .5% (based on the leverage ratio) per annum on the unused balance of the credit facility. Other material restrictions include: the coverage ratio (cash flow/fixed charges) may not be less than 1.25:1; Other Indebtedness or Contingent Liabilities (excluding up to $25,000 in Capital or Off Balance Sheet Leases, the convertible subordinated notes issued in the Hollywood Digital acquisition and non-recourse debt up to $50,000 of less than 100% owned Joint Ventures) may not exceed $10,000 without the Bank's approval. Minimum Tangible Net Worth is not to be less than $25,000 plus net proceeds from issuance of equity plus 50% of consolidated net income subsequent to May 31, 1997.

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

    In June 1997, the Company used $15,760 under the credit facility and $3,000 from the proceeds of the offering described above to acquire the assets of Hollywood Digital. In November 1997, the Company used $8,500 from the sale/leaseback of equipment described above to pay down the credit facility debt. As of February 28, 1998, the Company had $14,275 outstanding under the credit facility.

    The Company expects capital expenditures of approximately $22,500 for its Los Angeles, Santa Monica, New York City, Atlanta and London facilities in fiscal 1998. Included in this amount is $7,500 for a new facility in Santa Monica, California to service primarily the advertising clients of THD. These capital expenditures will be financed by credit facilities and internally generated funds.

    The Company does not believe that it is currently exposed to any material foreign exchange rate risk and, at present, does not have a policy for managing such risk beyond the utilization of local currency borrowings to fund foreign acquisitions whenever possible.

2.  Material Changes in Results of Operations

    SIX MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1997

    Revenues increased $7,925 or 20.0% from $39,681 to $47,606 primarily due to the acquisition of Hollywood Digital in June 1997. Video services revenues from THD and the Company's other video divisions of $12,525 were offset by the Company's sound services, which were down compared to a particularly strong six months in the prior year. This was primarily due to downtime on three sound stages closed during the period for renovation and conversion to digital technology and to softness in the sound services market.

    Operating costs and other expenses increased $6,869 or 22.4% from $30,659 to $37,528. Cost increases related to the THD acquisition ($8,376) and the Company's other video services divisions ($146) were offset by a reduction in costs for the sound services divisions related to their revenue decreases described above.

    Depreciation and amortization increased $1,527 or 47.9% primarily due to the equipment and goodwill acquired with the THD acquisition.

    Interest expense increased $262 or 80.1% primarily due to the THD financing.

    As a result of the above, income before taxes decreased $467 from $5,254 to $4,787 and net income decreased $200 from $3,289 to $3,089.

    THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997

    Revenues increased $3,241 or 16.8% from $19,341 to $22,582 primarily due to the acquisition of Hollywood Digital in June 1997. Video services revenues from THD and the Company's other video divisions of $5,641 were offset by the Company's sound services, which were down compared to a particularly strong quarter in the prior year. This was primarily due to downtime on three sound stages closed for most of the quarter for renovation and conversion to digital technology and to softness in the sound services market.

    Operating costs and other expenses increased $3,112 or 20.6% from $15,102 to $18,214. Cost increases related to the THD acquisition ($4,141) were offset by a reduction in costs for the sound services divisions related to their revenue decreases described above.

    Depreciation and amortization increased $728 or 46.5% primarily due to the equipment and goodwill acquired with the THD acquisition.

    Interest expense increased $71 or 67.0% primarily due to the THD financing.

    As a result of the above, income before taxes decreased $410 from $2,445 to $2,035 and net income decreased $202 from $1,518 to $1,316.

    MATERIAL CHANGES IN CASH FLOWS

    For the six months ended February 28, 1998 the Company generated $4,425 in cash from operating activities compared to $3,361 in 1997. Cash provided by operating activities from net income of $3,089, adjusted for depreciation and amortization of $3,654, was utilized primarily to fund trade receivables.

    Net cash generated from operating activities supplemented by proceeds from the sale/leaseback of certain equipment and borrowings from the Company's credit facility totaling $14,900 were used to reinvest in capital assets of the Company and to pay down long-term debt.

    OTHER BUSINESS INFORMATION

    THD is opened a separate facility in Santa Monica, California on March 23, 1998 to primarily service its advertising clients. The present Hollywood facility will expand its current feature and television services.

    Todd-AO UK Ltd. ("TAO UK"), which currently services eight transmission feeds for Turner Entertainment Network, is in negotiations to add two new feeds and upgrade two existing feeds in fiscal year 1998. This would increase transmission services provided by TAO UK by approximately 40%.

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




                                             THE TODD-AO CORPORATION



   April 14, 1998                              /s/  Silas R. Cross
--------------------                         ------------------------------
        Date                                        Silas R. Cross
                                              Chief Accounting Officer