Form 10-Q
period 1998-05-31
TODD AO CORP
filed 1998-07-14
CIK 61442

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended MAY 31, 1998
                                       OR

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

The number of shares of common stock outstanding at July 9, 1998 was: 8,179,400 Class A Shares and 1,747,178 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

MAY 31, 1998


INDEX
---------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION                                                                 PAGE
   Item 1- FINANCIAL STATEMENTS

      The following financial statements are filed herewith:

            Consolidated Balance Sheets, May 31, 1998 and August 31, 1997                         3

            Consolidated Statements of Income and Retained Earnings for the
                   Nine and Three Months Ended May 31, 1998 and 1997                              5

            Consolidated Statements of Cash Flows for the Nine Months Ended
                   May 31, 1998 and 1997                                                          6

            Notes to Consolidated Financial Statements for the Nine Months
                   Ended May 31, 1998                                                             8

   Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                       10


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                                                    13

   Item 6 - Exhibits and Reports on Form 8-K                                                     13

            Signature                                                                            13


                           THE TODD-AO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                   ASSETS

                                                                                   (UNAUDITED)
                                                                          AUGUST 31,         MAY 31,
                                                                             1997             1998
                                                                        --------------   --------------
CURRENT ASSETS
Cash and cash equivalents...........................................    $        5,127   $        6,010
Marketable securities...............................................             1,977            1,558
Trade receivables
   (net of allowance for doubtful accounts of $1,877 at
   May 31, 1998 and $562 at August 31, 1997) .......................            13,176           18,878
Inventories (first-in first-out basis)..............................               625              821
Income tax receivable...............................................               671              671
Deferred income taxes...............................................               368              359
Other...............................................................             2,168            3,673
                                                                        --------------   --------------

Total current assets................................................            24,112           31,970
                                                                        --------------   --------------

INVESTMENTS.........................................................               997              904
                                                                        --------------   --------------

PROPERTY AND EQUIPMENT - At Cost:
Land................................................................             4,270            4,270
Buildings...........................................................            10,994           10,189
Leasehold improvements..............................................            10,203           12,815
Lease acquisition costs.............................................             2,187            2,187
Equipment...........................................................            54,707           72,914
Equipment under capital leases......................................             1,540            1,417
Construction in progress............................................               920              940
                                                                        --------------   --------------

Total...............................................................            84,821          104,732
Accumulated depreciation and amortization...........................           (27,697)         (32,185)
                                                                        --------------   --------------

Property and equipment - net........................................            57,124           72,547
                                                                        --------------   --------------

GOODWILL
   (net of accumulated amortization of $1,332 at
   May 31, 1998 and $602 at August 31, 1997)........................            19,162           34,813
                                                                        --------------   --------------

OTHER ASSETS........................................................             2,056            2,020
                                                                        --------------   --------------

TOTAL...............................................................      $    103,451     $    142,254
                                                                        --------------   --------------
                                                                        --------------   --------------

                 See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)


                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                             (UNAUDITED)
                                                                                                     AUGUST 31,         MAY 31,
                                                                                                       1997              1998
                                                                                                   -------------    -------------
     CURRENT LIABILITIES:
     Accounts payable...................................................................              $    5,302       $    6,189
     Accrued liabilities:
        Payroll and related taxes.......................................................                   2,507            3,627
        Interest........................................................................                     422              634
        Equipment lease.................................................................                     279              379
        Other...........................................................................                   1,533            4,306
        Income taxes payable............................................................                     105            1,836
     Current maturities of long-term debt...............................................                     578              170
     Capitalized lease obligations - current............................................                      35               13
     Deferred income....................................................................                   1,459              699
                                                                                                   -------------    -------------

     Total current liabilities..........................................................                  12,220           17,853
                                                                                                   -------------    -------------

     LONG-TERM DEBT.....................................................................                  25,430           43,684
     PROVISION FOR CONTINGENT LIABILITIES AND OTHER.....................................                     326            3,526
     DEFERRED GAIN ON SALE/LEASEBACK....................................................                   3,437            6,700
     DEFERRED INCOME TAXES..............................................................                   4,659            9,432
                                                                                                   -------------    -------------

     Total liabilities..................................................................                  46,072           81,195
                                                                                                   -------------    -------------
     STOCKHOLDERS' EQUITY:
     Common Stock:
        Class A; authorized 30,000,000 shares of $0.01 par value; issued and outstanding 8,178,550 at May 31, 1998
        and 8,284,925 at August 31, 1997................................................                      83               84
        Class B; authorized 6,000,000 shares of $0.01 par value;
        issued and outstanding 1,747,178 at May 31, 1998
        and August 31, 1997.............................................................                      17               17
     Additional capital.................................................................                  39,996           40,470
     Treasury stock.....................................................................                    (691)          (1,886)
     Retained earnings..................................................................                  17,711           21,984
     Unrealized gains on marketable securities and long-term investments................                      94              261
     Cumulative foreign currency translation adjustment.................................                     169              129
                                                                                                   -------------    -------------

     Total stockholders' equity.........................................................                  57,379           61,059
                                                                                                   -------------    -------------

     TOTAL..............................................................................              $ 103,451      $    142,254
                                                                                                   -------------    -------------
                                                                                                   -------------    -------------

                 See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
            FOR THE NINE AND THREE MONTHS ENDED MAY 31, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          (UNAUDITED)
                                                                         NINE MONTHS                      THREE MONTHS
                                                                ------------------------------   -----------------------------
                                                                    1997             1998            1997            1998
                                                                -------------    -------------   -------------   -------------
REVENUES....................................................    $      59,338    $      74,858   $      19,657   $      27,252
                                                                -------------    -------------   -------------   -------------

COSTS AND EXPENSES:
Operating costs and other expenses..........................           45,856           59,163          15,197          21,635
Depreciation and amortization...............................            4,905            7,418           1,718           2,704
Interest....................................................              483            1,071             156             482
Equipment lease expense - net...............................              209              164              54              53
Other expense (income) - net................................             (117)            (220)           (216)            (97)
                                                                -------------    -------------   -------------   -------------

Total costs and expenses....................................           51,336           67,596          16,909          24,777
                                                                -------------    -------------   -------------   -------------

INCOME BEFORE PROVISION FOR INCOME TAXES....................            8,002            7,262           2,748           2,475
PROVISION FOR INCOME TAXES..................................            2,813            2,546             848             848
                                                                -------------    -------------   -------------   -------------

NET INCOME..................................................            5,189            4,716   $      1,900    $       1,627
                                                                                                 -------------   -------------
                                                                                                 -------------   -------------
RETAINED EARNINGS BEGINNING OF PERIOD.......................           12,267           17,711
LESS:   DIVIDENDS PAID......................................             (415)            (443)
                                                                -------------    -------------

RETAINED EARNINGS END OF PERIOD.............................    $      17,041    $      21,984
                                                                -------------    -------------
                                                                -------------    -------------

NET INCOME PER COMMON SHARE:
Net income available to common stockholders.................    $      5,189     $      4,716    $       1,900   $       1,627
Effect of dilutive securities:
   5% convertible debentures................................              --              209               --              50
                                                                -------------    -------------   -------------   -------------

Net income available to common stockholders
   plus assumed conversions.................................    $       5,189    $       4,925   $       1,900   $       1,677
                                                                -------------    -------------   -------------   -------------

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC......................................        9,415,573       10,004,781       9,945,484       9,954,606
Effect of dilutive securities:
   Stock options............................................          585,370          508,008         526,588         588,313
   5% convertible debentures................................               --          711,057              --         711,057
                                                                -------------    -------------   -------------   -------------

WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED....................................       10,000,943       11,223,846      10,472,072      11,253,976
                                                                -------------    -------------   -------------   -------------

NET INCOME PER COMMON SHARE - BASIC.........................    $        0.55    $        0.47   $        0.19   $        0.16
                                                                -------------    -------------   -------------   -------------
                                                                -------------    -------------   -------------   -------------

NET INCOME PER COMMON SHARE - DILUTED.......................    $        0.52    $        0.44   $        0.18   $        0.15
                                                                -------------    -------------   -------------   -------------
                                                                -------------    -------------   -------------   -------------

                 See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MAY 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                                         (UNAUDITED)
                                                                                                    1997             1998
                                                                                                --------------   --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income....................................................................           $        5,189   $        4,716
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization..............................................                    4,905            7,418
          Deferred income taxes, net.................................................                       --              (18)
          Deferred compensation and other............................................                      (56)             (39)
          Amortization of deferred gain on
              sale/leaseback transaction.............................................                   (1,105)          (1,673)
          (Gain) on sale of marketable securities
              and investments........................................................                      (27)             (49)
          (Gain) loss on disposition of fixed assets.................................                      (23)               8
          Shares issued for stock award..............................................                       --               66
          Changes in assets and liabilities (net of acquisitions):
             Trade receivables.......................................................                   (3,294)           1,577
             Inventories and other current assets....................................                     (159)          (1,298)
             Accounts payable and accrued liabilities................................                      (60)           1,953
             Accrued equipment lease.................................................                      (18)             100
             Income taxes payable, net...............................................                    1,008            1,731
             Deferred income.........................................................                      690             (760)
                                                                                                --------------   --------------


    Net cash flows provided by operating activities: ................................                    7,050           13,732
                                                                                                --------------   --------------


    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of marketable securities and investments.............................                   (6,208)            (251)
       Proceeds from sale of marketable securities
          and investments............................................................                      864              979
       Acquisition of Tele-Cine Cell Group plc.......................................                       --          (16,145)
       Proceeds from disposition of fixed assets.....................................                       26               17
       Capital expenditures..........................................................                   (8,948)         (17,216)
       Other assets..................................................................                     (195)               9
                                                                                                --------------   --------------


    Net cash flows (used in) investing activities: ..................................           $      (14,461)  $      (32,607)
                                                                                                --------------   --------------

                             THE TODD-AO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MAY 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)

                                                                                                         (UNAUDITED)
                                                                                                     1997             1998
                                                                                                --------------   --------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings of long-term debt....................................................         $        6,900   $       22,206
       Payments of long-term debt......................................................                (15,344)          (9,436)
       Payments on capital lease obligations...........................................                   (568)             (80)
       Net proceeds from issuance of common stock......................................                 15,654              206
       Proceeds from sale/leaseback transaction........................................                     --            8,500
       Treasury stock transactions.....................................................                   (740)          (1,195)
       Dividends paid..................................................................                   (415)            (443)
                                                                                                --------------   --------------

    Net cash flows provided by financing activities: ..................................                  5,487           19,758
       Effect of exchange rate changes on cash ........................................                      2               --
                                                                                                --------------   --------------

     NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS...........................................................                 (1,922)             883
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................                  3,385            5,127
                                                                                                --------------   --------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................         $        1,463   $        6,010
                                                                                                --------------   --------------
                                                                                                --------------   --------------

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:

       Interest........................................................................         $          503   $          736
                                                                                                --------------   --------------
                                                                                                --------------   --------------

       Income taxes....................................................................         $        1,600   $          860
                                                                                                --------------   --------------
                                                                                                --------------   --------------

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

1998:

      On May 8, 1998 the Company acquired substantially all of the outstanding shares of Tele-Cine Cell Group plc. (See Note 4). In connection with the acquisition the Company paid cash as follows:

      Assets acquired:
        Property and equipment...................................................................       $     8,378
        Trade and other receivables..............................................................             7,279
        Investments..............................................................................               119
        Inventory................................................................................               200
        Goodwill.................................................................................            16,380

      Liabilities assumed:
        Accounts payable and accrued liabilities.................................................            (3,038)
        Bank loan................................................................................            (2,489)
        Equipment leases.........................................................................              (438)
        Deferred tax liability...................................................................            (4,800)
        Provision for liabilities and charges....................................................            (3,239)

      Long-term debt issued to sellers...........................................................            (2,207)
                                                                                                        -----------

      Cash paid in acquisition...................................................................       $    16,145
                                                                                                        -----------
                                                                                                        -----------

                 See notes to consolidated financial statements

THE TODD-AO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 1998
(Dollars in Thousands, except per share amounts)
--------------------------------------------------------------------------------

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

3. The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", beginning in its second quarter ending February 28, 1998 and has restated all prior periods presented to comply with the provisions of SFAS No. 128. Under SFAS No. 128, net income per common share is replaced by "Basic" net income per common share, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted net income per common share using the treasury stock method. Certain dilutive securities with an impact of 447,833 shares and 0 shares for the nine and three months ended May 31, 1998, respectively, and 468,667 shares and 703,000 shares for the nine and three months ended May 31, 1997, respectively, are not included in the calculation of diluted net income per common share because the option's exercise price was greater than the average market price of the common shares.

4. On May 8, 1998, Todd-AO Europe Holding Ltd. ("Todd Europe"), a wholly owned United Kingdom subsidiary of the Company, purchased substantially all of the outstanding shares of Tele-Cine Cell Group plc. ("TeleCine"), a U.K. Corporation. The purchase price of the shares was $17,857 (L10,955) of which $15,650 is being paid in cash and $2,207 is represented by unsecured loan notes guaranteed as to principal only and bearing interest at a fixed rate of 4.5% payable annually in arrears. In addition, cash in the amount of $495 was paid by Todd Europe for costs incurred in connection with the acquisition. TeleCine is a London based facility that specializes in video post-production and special effects providing services to the film and television industries.

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

     The acquisitions are being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the nine months ended May 31, 1997 and 1998 are presented as if the acquisitions had occurred on September 1, 1996. Pro forma adjustments for Hollywood Digital are primarily to non-recurring legal and other non-operating costs, amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes. Pro forma adjustments for TeleCine are primarily to eliminate operations discontinued as part of the acquisition plan, to adjust depreciation to estimated useful lives of assets acquired, amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes.

                                                                    1997           1998
                                                                 -----------   -----------
     Revenues.................................................   $    86,931   $    88,342
                                                                 -----------   -----------
                                                                 -----------   -----------
     Net income...............................................   $     6,585   $     5,610
                                                                 -----------   -----------
                                                                 -----------   -----------
     Net income per common share - Basic......................   $      0.70   $      0.56
                                                                 -----------   -----------
                                                                 -----------   -----------
     Net income per common share - Diluted....................   $      0.63   $      0.52
                                                                 -----------   -----------
                                                                 -----------   -----------

5. In November 1997 and December 1994 the Company signed agreements with its bank to implement the sale/leaseback of certain equipment. The five year agreements terminate on December 1, 2002 and December 30, 1999, respectively, and are being treated as operating leases for financial statement purposes. On November 3, 1997 an aggregate of $8,500 of sound studio equipment was sold and leased back (lease #2). The total deferred gain on the transaction to be amortized over five years is $4,937. The annual lease cost is expected to be approximately $1,400. On December 30, 1994 an aggregate of $11,218 was sold and leased back (lease #1). The total deferred gain on the transaction to be amortized over five years is $7,345. The annual lease cost currently is approximately $1,500.

     The net equipment lease expense for the nine months ended May 31, 1998 is as follows:

                                                             LEASE #1       LEASE #2         TOTAL
                                                           -----------     ----------     -----------
     Equipment lease costs...........................      $     1,089     $      749     $     1,838

     Amortization of deferred gain
        on sale of equipment.........................           (1,105)          (569)         (1,674)
                                                           -----------     ----------     -----------

     Equipment lease expense, net....................      $       (16)    $      180     $       164
                                                           -----------     ----------     -----------
                                                           -----------     ----------     -----------

6. The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of May 31, 1998, 1,037,156 shares had been repurchased. 831,856 of these shares have been cancelled and returned to authorized but unissued status.

7. On October 10, 1996, the Company filed a registration statement with the Securities and Exchange Commission. Proceeds from the offering, net of costs totaled $15,512. The funds received were used to pay down existing debt in the amount of $9,102. The remaining funds were used in the acquisition of Hollywood Digital and for other general corporate purposes.

8. The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00"; as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

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

     In October 1997, the Company signed a second agreement with its bank to implement the sale/leaseback of certain equipment for up to $10,000 and restated the long-term credit facility signed in December 1994. An aggregate of $8,500 of sound studio equipment was sold and leased back on November 3, 1997. The sale/leaseback agreement, which consists of five 1-year terms amortizing to approximately 42% with interest at LIBOR rates plus .75% if the leverage ratio (Funded Indebtedness/EBITDA but excluding convertible subordinated notes issued by Company in connection with the Hollywood Digital acquisition) is under 1:1 and which increases .25% for each .5 increase in the ratio up to Libor plus 2% if the leverage ratio is greater than 2.5:1, terminates on December 1, 2002. Under the new First Amended and Restated Credit Agreement, dated as of October 20, 1997, the Company may borrow up to $50,000 (increased to $60,000 with Bank consent and Company Board approval in May 1998) in revolving loans (including up to 50% in Multi-currency) until November 30, 2000. On that date and quarterly thereafter until August 31, 2002, the revolving loan commitment will reduce by 6.25% to 50% of the combined loan commitment on the reduction date. The remaining 50% will reduce to nil by the expiration of the agreement on December 31, 2002. Annually, the Company may request an automatic extension of the revolving period of the credit facility for one year which will also extend the term period and the expiration date of the agreement. The Company also has the availability of Standby Letters of Credit up to $2,500 under the facility. The credit facility provides for borrowings at the Bank's Reference rates (plus .125%), CD rates (plus 0.875%) and Libor rates (plus .75%) which increase incrementally to plus 1%, 2.125% and 2%, respectively, based on the leverage ratio. The leverage ratios which determine the rates range from less than 1:1 to greater than 2.5:1. Leverage ratios may not exceed 3:1. The facility includes commitment fees at .2% to .5% (based on the leverage ratio) per annum on the unused balance of the credit facility. Other material restrictions include: the coverage ratio (cash flow/fixed charges) may not be less than 1.25:1; Other Indebtedness or Contingent Liabilities (excluding up to $25,000 in Capital or Off Balance Sheet Leases, the convertible subordinated notes issued in the Hollywood Digital acquisition and non-recourse debt up to $50,000 of less than 100% owned Joint Ventures) may not exceed $10,000 without the Bank's approval. Minimum Tangible Net Worth is not to be less than $25,000 plus net proceeds from issuance of equity plus 50% of consolidated net income subsequent to May 31, 1997.

     In January 1998, the Company entered into an interest rate swap agreement with its bank on a notional amount of $10,000 under which the Company contracted to pay a fixed rate of 5.65% for three years in exchange for three month LIBOR. Settlements are made quarterly.

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

     In June 1997, the Company used $15,760 under the credit facility and $3,000 from the proceeds of the offering described above to acquire the assets of Hollywood Digital. In November 1997, the Company used $8,500 from the sale/leaseback of equipment described above to pay down the credit facility debt. In May 1998, the Company used $14,000 under the credit facility to fund a substantial portion of the TeleCine stock acquisition. As of May 31, 1998, the Company had $29,825 outstanding under the credit facility.

     The Company expects capital expenditures of approximately $23,000 for its Los Angeles, Santa Monica, New York City, Atlanta and London facilities in fiscal 1998. Included in this amount is $7,500 for a new facility in Santa Monica, California to service primarily the advertising clients of THD. These capital expenditures have been or will be financed by credit facilities and internally generated funds.

     The Company does not believe that it is currently exposed to any material foreign exchange rate risk and, at present, does not have a policy for managing such risk beyond the utilization of local currency borrowings to fund foreign acquisitions whenever possible.

2.   Material Changes in Results of Operations

     NINE MONTHS ENDED MAY 31, 1998 COMPARED TO NINE MONTHS ENDED MAY 31, 1997

     Revenues increased $15,520 or 26.2% from $59,338 to $74,858 primarily due to the acquisition by THD in June 1997, the acquisition of TeleCine on May 8, 1998, and the opening of the new THD Santa Monica facility in late March 1998. Video services revenues from THD (including Santa Monica), TeleCine, and the Company's other video divisions of $20,420 were offset by the Company's sound services, which were down compared to a particularly strong nine months in the prior year. This was primarily due to downtime on three sound stages closed during part of the period for renovation and conversion to digital technology and to the negative impact of a threatened Screen Actors Guild strike that caused major delays in motion picture production industrywide.

     Operating costs and other expenses increased $13,307 or 29% from $45,856 to $59,163. Cost increases related to the THD and TeleCine acquisitions and the new THD Santa Monica facility ($13,521) and the Company's other video services divisions ($1,204) were offset by a reduction in costs for the sound services divisions related to their revenue decreases described above. The profit margins of the Los Angeles video divisions were also adversely affected by the threatened strike referred to above.

     Depreciation and amortization increased $2,513 or 51.2% primarily due to the equipment and goodwill acquired with the THD acquisition and increased capital expenditures.

     Interest expense increased $588 or 121.7% primarily due to the THD acquisition financing.

     As a result of the above, income before taxes decreased $740 from $8,002 to $7,262 and net income decreased $473 from $5,189 to $4,716.

     THREE MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS ENDED MAY 31, 1997

     Revenues increased $7,595 or 38.6% from $19,657 to $27,252 primarily due to the acquisition by THD in June 1997, the acquisition of TeleCine on May 8, 1998, and the opening of the new THD Santa Monica facility in April 1998. Video services revenues from THD (including Santa Monica), TeleCine, and the Company's other video divisions of $7,895 were slightly offset by the Company's sound services, which were flat compared to the prior year.

     Operating costs and other expenses increased $6,438 or 42.4% from $15,197 to $21,635.

     Cost increases related to the THD and TeleCine acquisitions and the new THD Santa Monica facility ($5,510) and the Company's other video services divisions ($693) are related to the revenue increases described above. The costs related to the sound services divisions remained flat.

     Depreciation and amortization increased $986 or 57.4% primarily due to the equipment and goodwill acquired with the THD and TeleCine acquisitions and to increased capital expenditures.

     Interest expense increased $326 or 209% primarily due to the THD acquisition financing.

     As a result of the above, income before taxes decreased $273 from $2,748 to $2,475 and net income decreased $273 from $1,900 to $1,627

     MATERIAL CHANGES IN CASH FLOWS

     For the nine months ended May 31, 1998, the Company generated $13,732 in cash from operating activities compared to $7,050 in 1997. Cash provided by operating activities from net income of $4,716, adjusted for depreciation and amortization of $5,745, and augmented by a net increase in receivables and a decrease in payables and accrued liabilities of approximately $3,000 was utilized primarily to fund capital expenditures.

     Net cash generated by proceeds from the sale/leaseback of certain equipment and net borrowings from the Company's credit facility totaling $21,270 were used to fund capital expenditures of the Company and the acquisition of TeleCine.

                         PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in litigation and similar claims incidental to the conduct of its business. None of the pending actions is considered material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a).   (1) Exhibit 27 Financial Data Schedule.

     (b).   (1) A report on Form 8-K and an Amendment to the report on Form
                8-K/A were filed on May 18, 1998 and July 13, 1998, respectively, disclosing the acquisition of the entire issued share capital of Tele-Cine Cell Group plc.


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE TODD-AO CORPORATION



      July 14, 1998                        /s/    Silas R. Cross
  -----------------------              ---------------------------------------
            Date                                  Silas R. Cross
                                             Chief Accounting Officer