Form 10-K
period 1998-08-31
TODD AO CORP
filed 1998-11-30
CIK 61442

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended AUGUST 31, 1998
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
           Yes       X          No   _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates at November 18, 1997 was approximately $45,800,000

The number of shares of common stock outstanding at November 18, 1998 was:
7,732,549 Class A Shares and 1,747,178 Class B Shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

None

The Todd-AO Corporation
--------------------------------------------------------------------------------
Annual Report on Form 10-K
August 31, 1998

Table of Contents
--------------------------------------------------------------------------------
Part I                                                                      Page
     Item 1  -  Business                                                      1
     Item 2  -  Properties                                                    6
     Item 3  -  Legal Proceedings                                             7
     Item 4  -  Submission of Matters to a Vote
                of Security Holders                                           7

Part II

     Item 5  -  Market for the Registrant's Common
                Stock and Related Stockholder Matters                         8
     Item 6  -  Selected Financial Data                                       9
     Item 7  -  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                         9
     Item 8  -  Financial Statements and
                Supplementary Data                                           15
     Item 9  -  Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure                                         15

Part III

     Item 10 -  Directors and Executive Officers
                of the Registrant                                            16
     Item 11 -  Executive Compensation                                       19
     Item 12 -  Security Ownership of Certain
                Beneficial Owners and Management                             21
     Item 13 -  Certain Relationships and Related
                Transactions                                                 22

Part IV

     Item 14 -  Exhibits, Financial Statement Schedule
                and Reports on Form 8-K                                      23

                Signatures                                                   24
                Exhibit Index                                                25

                Index to Financial Statements
                and Schedule                                                 29

                                       PART I

ITEM 1.   BUSINESS.
          (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

          The Todd-AO Corporation and its subsidiaries (collectively "Todd-AO" or the "Company") provide sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe. The Company believes that it is one of the largest independent providers of combined sound studio and video services in the world, with facilities located in Los Angeles, New York, London and Atlanta. Sound services include music recording, sound editing and enhancement and the mixing of dialogue, music and sound effects. Todd-AO's principal video services include film-to-video transfer (telecine), mastering and duplication of professional videotape formats, transmission for satellite broadcast, videotape editing, audio post production, and visual effects and graphics. The Company believes that its principal strengths include the depth and continuity of its creative and artistic talent, the quality and scope of its facilities, a tradition of providing quality services to its clients, and a history of technological innovation. Since its inception in 1952, the Company and its employees have been nominated for 34 Academy Awards-Registered Trademark- and have won 19.

          Todd-AO provides its sound and video services to over 1,500 clients, including the major motion picture studios and television production companies. The Company's ten largest customers account for approximately 56% and 63% of revenues for the fiscal years ended August 31, 1998 and 1997, respectively. The Walt Disney Company and its affiliated companies, the only customer to account for more than 10% of revenues, accounted for 15% and 17% of revenues for 1998 and 1997, respectively.

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

          The Company entered the video services business in 1994 through its acquisition of the assets and certain liabilities of Film Video Masters by Todd-AO Video Services for the purchase price of $1,900. In February 1995, the Company expanded its sound studio business through the acquisition of the assets of Skywalker Sound South, renamed Todd-AO Studios West, with sound studios and facilities located in the West Los Angeles area for $6,966. Also, in March 1995, the Company expanded its operations into Europe through the acquisition of the stock and inter-company debt ($8,135) of Chrysalis Television Facilities, Ltd. ("Todd-AO UK") in London, which also augmented the Company's video services capabilities to include the collation of television programming for satellite broadcast. The purchase of Filmatic Laboratories ("Filmatic") for a nominal sum in 1996 enlarged Todd-AO's video services capabilities in London and added film processing to its services. In August 1996, the Company acquired for the total sum of $4,650 the assets and certain liabilities of Edit Acquisition LLC ("Editworks") located in Atlanta, Georgia, which specializes in providing video services to the advertising industry. Expanding its sound and video services still further, the Company acquired the assets and certain liabilities of Hollywood Digital Limited

Partnership ("Hollywood Digital") in June 1997. In consideration, the Company paid down existing debt of $17,761 and issued convertible subordinated notes in the amount of $8,399. Hollywood Digital is a digital based post-production facility providing sound and video services to the film, television and advertising industries. In March 1998, the Company opened a new facility in Santa Monica, California primarily to service Hollywood Digital's advertising customers. In May 1998, the Company further expanded its operations in Europe by acquiring the stock of Tele-Cine Cell Group plc. ("TeleCine") in London for a total purchase price of $17,948 which it anticipates will double its video post-production and special effects services capabilities in the U.K. as well as adding graphics based clientele to its customer base. As a result of these transactions, the Company has expanded its client base, increased its range of services and broadened its global market coverage. In May 1998, the Company also announced the formation of Todd-AO Video Services DVD, Inc. ("TVS DVD") in Hollywood which will provide Digital Versatile Disc ("DVD") services including encoding, authoring, and proofing to the major Hollywood studios and others.

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

QUARTERLY FINANCIAL DATA SCHEDULE (UNAUDITED)

                                                                                   BASIC           DILUTED
                                                                               EARNINGS PER     EARNINGS PER
                                            TOTAL         GROSS       NET      COMMON SHARE     COMMON SHARE
1997                                      REVENUES       PROFIT     INCOME      OUTSTANDING      OUTSTANDING
----                                      --------       ------     ------     ------------     ------------
First Quarter ........................   $  20,340     $  3,069    $ 1,771     $   .21          $   .20
Second Quarter .......................      19,341        2,611      1,518         .15              .14
Third Quarter ........................      19,657        2,688      1,900         .19              .18
Fourth Quarter .......................      19,633        1,455        816         .08              .08
                                         ---------     --------    -------     ----------       ------------
TOTAL ................................   $  78,971     $  9,823    $ 6,005     $   .63(a)       $   .59(a)
                                         ---------     --------    -------     ----------       ------------
                                         ---------     --------    -------     ----------       ------------
                                                                                  BASIC           DILUTED
                                                                      NET      EARNINGS PER     EARNINGS PER
                                            TOTAL         GROSS     INCOME     COMMON SHARE     COMMON SHARE
1998                                      REVENUES       PROFIT     (LOSS)      OUTSTANDING      OUTSTANDING
----                                      --------       ------     ------     ------------     ------------
First Quarter ........................   $  25,024     $  3,262    $ 1,773      $  .18          $   .16
Second Quarter .......................      22,582        1,991      1,316         .13              .12
Third Quarter ........................      27,252        2,860      1,627         .16              .15
Fourth Quarter .......................      27,756          537     (1,297        (.13)            (.11)
                                         ---------     --------    -------     ----------       ------------
TOTAL ................................   $ 102,614     $  8,650    $ 3,419      $  .34(a)       $   .33(a)
                                         ---------     --------    -------     ----------       ------------
                                         ---------     --------    -------     ----------       ------------

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

ACADEMY AWARDS-Registered Trademark-

          Todd-AO has a long history and tradition of providing quality sound services, starting with the theatrical release of OKLAHOMA! in 1955. Equally important as the Company's technical facilities is the talented staff of associated recording mixers. The Company's mixing teams have won numerous Academy Awards-Registered Trademark- and Emmys, including a Lifetime Achievement Award for Fred Hynes, who was a sound mixer of the Company for over 30 years. This long tradition of sound recording excellence continues today. The Company's employees have received nine Academy Award-Registered Trademark-nominations for Best Sound in the last ten years and two Academy Awards-Registered Trademark- for Best Sound. A list of some of Todd-AO's 1998 credits include: SAVING PRIVATE RYAN, THERE'S SOMETHING ABOUT MARY, DEEP IMPACT, PLEASANTVILLE, DR. DOOLITTLE, AND LOST IN SPACE.

          The Academy Awards-Registered Trademark- and nominations for Best Sound received by the Company or its creative personnel are described below (with Academy Award-Registered Trademark- winners shown in bold):

YEAR      MOVIE(s)                                         YEAR  MOVIE(s)
----      --------                                         ----  --------
1997      L.A. Confidential                                1978  Hooper
1996      Evita                                            1977  Close Encounters of the Third Kind, Sorcerer
1995      APOLLO 13, Braveheart                            1976  A Star Is Born
1994      Legends of the Fall                              1973  THE EXORCIST
1993      Schindler's List                                 1972  CABARET
1992      LAST OF THE MOHICANS                             1965  THE SOUND OF MUSIC
1990      Dick Tracy                                       1963  Cleopatra
1988      Who Framed Roger Rabbit                          1961  WEST SIDE STORY
1987      Empire of the Sun                                1960  THE ALAMO
1985      OUT OF AFRICA                                    1959  Porgy and Bess
1982      E.T. - THE EXTRA-TERRESTRIAL                     1958  SOUTH PACIFIC
1979      1941                                             1955  OKLAHOMA!

Other Academy Awards-Registered Trademark- received:

YEAR      ACCOMPLISHMENT
----      --------------
1997      Scientific/Technical Achievement Award
1995      Scientific/Technical Achievement Award
1994      Scientific/Technical Achievement Award
1987      Gordon E. Sawyer Lifetime Achievement Award (Fred Hynes)
1980      Honorary Award (Fred Hynes)
1973      Scientific/Technical Achievement Award
1968      Scientific/Technical Achievement Award
1957      Scientific/Technical Achievement Award

VIDEO SERVICES

          Todd-AO, through its various subsidiaries and divisions in Los Angeles, New York, London and Atlanta, provides video services (electronic post production services) principally to the worldwide motion picture, television, home video and advertising industries. Video post production is provided by skilled technicians using sophisticated electronic equipment and computers to process images and sound from film, videotape and computers onto a master element from which distribution and broadcast materials are created for worldwide markets. These markets include theatrical releases, home video, cable, pay television, syndication, network, satellite, multimedia and advertising. Todd-AO provides its video services to over 1,000 customers including the major motion picture and television studios, independent producers, advertising agencies, television networks, cable program suppliers and television program syndicators.

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

OTHER SERVICES

          -DVD SERVICES. TVS DVD provides video and audio compression (encoding), menu/interactive design, formatting (authoring), specification verification and player compatibility testing (proofing) of DVD product. TVS DVD is in its start-up stage and expects to produce about 25 complete projects per month during this time for the major Hollywood studios and others.

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

          The Company's sound studio operations compete in both the feature film and television markets. In the film market, competition for sound services is predominantly driven by the skill and creativity of sound mixers. The Company does not believe that it has a major independent competitor for feature films in the Los Angeles marketplace. However, two smaller independent facilities have opened and attracted a portion of the feature film market. On a wider basis, LucasFilm in Marin County, California, Sound One in New York and certain London post production sound facilities compete with the Company for motion picture studio clientele. In the television market, the competition is intense and television pricing is constantly under pressure. In addition to competing with the major studios, the Company also competes with a wide array of independent post production sound facilities. The Company believes that its major competitors are Larson Sound, Four Media Company ("4MC"), West Productions, Echo Sound Digital Sound and Picture, Westwind Media and EFX/Wilshire Studios.

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

          The Company believes its major direct competitors in the Los Angeles market for distribution, telecine and professional duplication work are 4MC, Modern Videofilm, Vidfilm, Fototronics, Pacific Ocean Post, Encore Video and VDI Media. These companies all currently provide a significantly larger and more complete array of video services and facilities than Todd-AO.

          The Company believes its major direct competition in the London market for Todd-AO UK and TeleCine in the area of transmissions are Pearson, Molinare, TSI, and Arena. All provide a mixture of services for both large and small media clients across the broadcast sector, and are conveniently located in the prime vendor area in London's Soho district, close to many of the customers' offices. The Company believes its major competition in the London market for film laboratory services are Rank, Technicolor, Metrocolor, Soho Images, Colour Film Services and Buck Laboratories. The Company believes its major direct competition in the Atlanta market for editing and graphics are Crawford Communications, Inc., Video Tape Associates, Inc. ("VTA"), Click 3X and Peachtree Post. Crawford Communications and VTA are both considerably larger and currently offer a more complete array of services and facilities than does Editworks.

EMPLOYEES

          Todd-AO employs approximately 860 employees, some on a project-by-project basis. The Company has employment agreements with 100 of its key management, creative and technical personnel. The Company's sound studio creative and technical personnel are subject to a collective bargaining agreement with the International Association of Theatrical and Stage Employees. The Company has never experienced a work stoppage and considers relations with its employees to be excellent.

PRINCIPAL STOCKHOLDERS

          Approximately 52% of the Company's outstanding shares (representing over 80% of the voting power) are beneficially owned by Marshall Naify, Robert A. Naify, certain members of their families and certain trusts for the benefit of family members (the "Naify Interests").

ITEM 2.   PROPERTIES.

          Sound studio operations are conducted in various owned, leased or licensed premises in the Los Angeles/Santa Monica area, New York City, Atlanta and London. The Company's facilities are adequate to support its anticipated business.

          The Company owns approximately 147,000 sq. ft. of building space in Los Angeles. In addition, approximately 238,000 sq. ft. of building space is subject to lease or license agreements. In London, Todd-AO owns the underlying freehold of 17,600 sq. ft. of building space. It leases this area to a third party under a lease agreement which expires in December 2042 and subleases the same area from its tenant under a lease agreement which expires in March 2008. Todd-AO also leases an additional 3,500 sq. ft. of its owned London property to a third party under a lease agreement which expires in June 2009. The Company also owns two undeveloped parcels of land in Killeen, Texas.

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

          In London, the Company's TeleCine facilities operate under lease agreements for approximately 33,500 square feet which expire between July 2004 and March 2017 and one lease for 6,200 sq. ft. which expires July 2000. The Company also leases 7,500 square feet of office and storage space in London with leases expiring in October 2000 and September 2002.

ITEM 3.   LEGAL PROCEEDINGS.

          The Company is involved in litigation and similar claims incidental to the conduct of its business. None of the pending actions is likely to have a material adverse impact on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

                                      PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS.

          The Company has two classes of Common Stock designated as Class A Stock and Class B Stock, as described below. There were approximately 713 and 7 record holders of Class A and Class B Stock, respectively, as of November 18, 1998. The number of holders of Class A Common Stock does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

Class A Stock

          The Company's Class A Common Stock is traded on the Nasdaq National Market System under the symbol "TODDA." The following table sets forth, for the periods indicated, the high and low sales prices for the Class A Common Stock as reported on the Nasdaq National Market.

                                 STOCK PRICE RANGES

FISCAL YEAR                                                       CLOSE
-----------                                                 -----------------
                                                              HIGH       LOW
                                                            -------    ------
1997
----
First Quarter. . . . . . . . . . . . . . . . . . . . .       13 3/4     9 1/2
Second Quarter . . . . . . . . . . . . . . . . . . . .       10 3/4     9 1/8
Third Quarter. . . . . . . . . . . . . . . . . . . . .        9 3/4     8 1/4
Fourth Quarter . . . . . . . . . . . . . . . . . . . .       10 3/8     8 3/4

1998
----
First Quarter. . . . . . . . . . . . . . . . . . . . .       12 7/8     8 7/8
Second Quarter . . . . . . . . . . . . . . . . . . . .       11 1/8     7 7/8
Third Quarter. . . . . . . . . . . . . . . . . . . . .           13     9 7/8
Fourth Quarter . . . . . . . . . . . . . . . . . . . .       12 5/8    5 5/16

          The holders of Class A Common Stock are entitled to cumulative cash dividends at an annual rate of $.045 per share before any cash dividends may be declared or paid on the Class B Common Stock. Holders of Class B Common Stock are entitled to cash dividends equal to 90% of the cash dividends paid on the Class A Common Stock.

          The Company paid cash dividends of $.06 per Class A share for the fiscal years 1997 and 1998.

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

          As of August 31, 1998, 1,747,178 Class B shares were outstanding and owned by 7 shareholders, including 1,703,639 Class B shares owned by the Naify Interests. Dividends in the amount of $0.054 per Class B share were paid for fiscal years 1997 and 1998. The Company acts as Transfer Agent for the Class B common stock.

ITEM 6.   SELECTED FINANCIAL DATA
          (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

                                                                                          Years Ended August 31
                                                                         -------------------------------------------------------
                                                                           1994        1995        1996        1997        1998
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $32,892     $50,003     $62,920   $  78,971    $102,614
                                                                         -------     -------     -------   ---------    --------
                                                                         -------     -------     -------   ---------    --------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 1,780     $ 3,375     $ 4,844   $   6,005    $  3,419
                                                                         -------     -------     -------   ---------    --------
                                                                         -------     -------     -------   ---------    --------
Income per Common Share - Basic (1). . . . . . . . . . . . . . .         $   .24     $   .41     $   .59$        .63    $    .34
                                                                         -------     -------     -------   ---------    --------
                                                                         -------     -------     -------   ---------    --------
Income per Common Share - Diluted (2). . . . . . . . . . . . . .         $   .24     $   .40     $   .55$        .59    $    .33
                                                                         -------     -------     -------   ---------    --------
                                                                         -------     -------     -------   ---------    --------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .         $36,728     $57,198     $64,186    $103,451    $135,366
                                                                         -------     -------     -------   ---------    --------
                                                                         -------     -------     -------   ---------    --------
Total Long-Term Debt Obligations . . . . . . . . . . . . . . . .         $ 1,467     $ 8,327     $ 9,354   $  25,430    $ 44,654
                                                                         -------     -------     -------   ---------    --------
                                                                         -------     -------     -------   ---------    --------
Cash Dividends:
    Class A Shares . . . . . . . . . . . . . . . . . . . . . . .         $   .06     $   .06     $   .06   $     .06    $    .06
                                                                         -------     -------     -------   ---------    --------
                                                                         -------     -------     -------   ---------    --------
    Class B Shares . . . . . . . . . . . . . . . . . . . . . . .         $  .054     $  .054     $  .054   $    .054    $   .054
                                                                         -------     -------     -------   ---------    --------
                                                                         -------     -------     -------   ---------    --------

(1) Basic income per share computed using average number of shares outstanding of 7,344,310, 8,167,905, 8,191,065, 9,539,312 and
          9,987,429 in 1994, 1995, 1996, 1997 and 1998, respectively.

(2) Diluted income per share computed using the average number of shares outstanding and common stock equivalents of 7,450,616, 8,399,462, 8,845,321, 10,207,503 and 11,218,051 in 1994, 1995,
          1996, 1997 and 1998 respectively.

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

          Beginning in fiscal 1995, the Company pursued a strategy of diversifying its operations by acquiring or establishing complementary service companies in the production and post production markets. This diversification is not only functional but geographical, as represented by the acquisitions in March 1995 and May 1998 of Todd-AO UK and TeleCine, respectively, in London and in August 1996 of Editworks in Atlanta. The Company also acquired Todd-AO Studios West in 1995, Filmatic in 1996 and Hollywood Digital in 1997.

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

          The following sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's revenues:

                                                       YEARS ENDED AUGUST 31,
                                                      -------------------------
                                                       1996     1997     1998
                                                      ------   ------   ------
Revenues ............................................  100.0%   100.0%   100.0%

Costs and expenses:
 Operating costs and other expenses .................   77.8     78.2     80.9
 Depreciation and amortization ......................    8.5      9.0     10.4
 Restructuring charges ..............................     --       --      2.7
 Interest ...........................................    1.1      1.2      1.8
 Equipment lease expense, net .......................    0.8      0.3      0.2
 Other (income) expense, net ........................   (0.5)    (0.1)    (0.5)
                                                      ------   ------   ------
     Total costs and expenses .......................   87.7     88.6     95.5
                                                      ------   ------   ------

Income before provision for income taxes ............   12.1     11.4      4.5
Provision for income tax ............................    4.4      3.7      1.2
                                                      ------   ------   ------
Net income ..........................................    7.7%     7.7%     3.3%
                                                      ------   ------   ------
                                                      ------   ------   ------

FISCAL YEAR ENDED AUGUST 31, 1998 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1997

          Revenues increased $23,643 or 29.9% from $78,971 to $102,614 primarily due to the acquisition of Hollywood Digital ("THD") in June 1997, the acquisition of Tele-Cine Cell Group plc. ("TeleCine") on May 8, 1998, and the opening of the new THD Santa Monica facility in late March 1998. Video services revenues from THD (including Santa Monica), TeleCine, and the Company's other video divisions of $28,036 were offset by the Company's sound services, which were down compared to a particularly strong prior year. This was primarily due to downtime on three sound stages closed during part of the year for renovation and conversion to advanced digital technology and to the negative impact of a threatened Screen Actors Guild strike that caused major delays in motion picture production industrywide.

          Operating costs and other expenses increased $21,279 or 34.5% from $61,755 to $83,034. Cost increases related to the THD and TeleCine acquisitions and the new THD Santa Monica facility ($21,021) and the Company's other video services divisions ($982) were offset by a reduction in costs for the sound services divisions related to their revenue decreases described above. These cost reductions were not sufficient to offset the narrowing of the profit margin in the sound services divisions from the revenue reductions.

          The Company recorded a pre-tax restructuring charge of $2,767 in its fourth quarter ended August 31, 1998 to recognize the impairment of certain assets. The Company has recently invested in advanced digital technologies in both the sound and video areas of post-production. Due to the acceleration in demand by the marketplace for these advanced technologies, certain older composite digital and analog-based technologies, primarily in the editing and graphics areas of video post-production, have experienced a significant reduction in demand. The Company believes that taking the restructuring charge is a prudent action and anticipates the impact of changing technology on our business.

          The post-tax restructuring charge is $2,034 and the Basic and Diluted Net Income Per Common Share of the Company excluding this non-recurring expense would have been $0.55 and $0.51, respectively. The Basic and Diluted Net Income Per Common Share of the Company including the restructuring charge is $0.34 and $0.33, respectively.

          Depreciation and amortization increased $3,557 or 49.9% primarily due to the equipment and goodwill acquired with the THD and TeleCine acquisitions and to current year capital expenditures.

          Interest expense increased $887 or 96.4% primarily due to the THD and TeleCine financing.

          Other income - net increased $523. This was primarily due to a non-recurring suit settlement in the Company's favor ($200), a net gain from the sale of assets ($156), a reduction in expenses related to the Company's investment in CDP ($199), and a net reduction in expenses from miscellaneous provisions ($123). This was offset by a decrease in interest income ($184).

          The effective income tax rate decreased from 32.9% to 26.5% primarily due to state income tax credit carryovers.

          As a result of the above, income before taxes decreased $4,304 from $8,953 to $4,649 and net income decreased $2,586 from $6,005 to $3,419.

MATERIAL CHANGES IN CASH FLOWS

          For the year ended August 31, 1998 the Company generated $16,964 in cash from operating activities compared to $11,466 in 1997. Cash provided by operating activities from net income of $3,419, adjusted for depreciation, net amortization, and impairment of assets of $11,164, and augmented by a net increase in receivables and a decrease in payables and accrued liabilities of approximately $1,000 was utilized primarily to fund capital expenditures.

          Net cash generated by proceeds from the sale/leaseback of certain equipment and net borrowings from the Company's credit facility totaling $22,689 were used to pay down long-term debt, reinvest in capital assets of the Company and to fund the acquisition of TeleCine.

OTHER BUSINESS INFORMATION

          On September 8, 1997, the Company and Disney Character Voices International, Inc. ("DCVI") committed to jointly establishing a dubbing and audio post production studio in Germany. The Company and DCVI's German subsidiaries, TODD-AO GERMANY GMBH and BUENA VISTA INTERNATIONAL FILM PRODUCTION (GERMANY) GMBH have agreed to jointly build a state-of-the-art, all-digital post production complex in Munich. The 36,000 square foot facility will include feature and video mixing studios, film and video dialogue recording rooms and editorial suites. The Company will manage all technical and operational functions and DCVI will coordinate the creative services of the studios. Additional joint ventures are contemplated for France, Italy, Spain and Asia. The foreign language dubbing studios will provide each of those territories with state-of-the-art theatrical and television recording, mixing and editing facilities.

          In May 1998, the Company announced the formation of TVS DVD which will provide DVD product services including encoding, authoring, and proofing to the major Hollywood studios and others. TVS DVD is in its start-up stage and currently expects to produce about 25 complete projects per month.

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

MATERIAL CHANGES IN CASH FLOWS

          For the year ended August 31, 1997 the Company generated $11,466 in cash from operating activities compared to $9,652 in 1996. In addition to net income of $6,005, adjusted for depreciation and net amortization of $5,656, net increases in accounts payable and other liabilities of $928 also increased cash provided by operations. Cash was utilized primarily to fund the increase in trade receivables and other current assets.

          Net cash generated from operating activities supplemented by proceeds from the sale of certain marketable securities and investments and borrowings from the Company's credit facility were used to reinvest in capital assets of the Company, to pay down long-term debt and to acquire Hollywood Digital. Cash generated from the issuance of common stock ($15,755) included net proceeds received in connection with the Company's public offering of $15,512 which were used to pay down long-term debt, to reinvest in capital assets of the Company and to acquire Hollywood Digital.

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

          In October 1997, the Company signed a second agreement with its bank to implement the sale/leaseback of certain equipment for up to $10,000 and restated the long-term credit facility signed in December 1994. An aggregate of $8,500 of sound studio equipment was sold and leased back on November 3, 1997. The sale/leaseback agreement consists of five 1-year terms amortizing to approximately 42% with interest at LIBOR rates ranging from plus .75% to plus 2% based on the leverage ratio (Funded Indebtedness/EBITDA excluding convertible subordinated notes issued by Company in connection with the Hollywood Digital acquisition) and terminates on December 1, 2002. Under the new First Amended and Restated Credit Agreement, dated as of October 20, 1997, the Company may borrow up to $60,000 in revolving loans (including up to 50% in Multi-currency) until November 30, 2001. On that date and quarterly thereafter until August 31, 2003, the revolving loan commitment will reduce by 6.25% to 50% of the combined loan commitment on the reduction date. The remaining 50% will reduce to nil by the expiration of the agreement on December 31, 2003. Annually, the Company may request an automatic extension of the revolving period of the facility for one year that will also extend the term period and the expiration date of the agreement. The Company also has the availability of Standby Letters of Credit up to $2,500 under the facility. The credit facility provides for borrowings at the Bank's Reference, CD, and LIBOR rates ranging from plus .75% to plus 2.125% based on the leverage ratio. The leverage ratio that determines the rate ranges from less than 1:1 to greater than 2.5:1. The leverage ratio may not exceed 3.5:1 until February 28, 2000. Thereafter, the leverage ratio may not exceed 3:1. The facility includes commitment fees at .2% to .5% (based on the leverage ratio) per annum on the unused balance of the credit facility. Other material restrictions include: the coverage ratio (cash flow/fixed charges) may not be less than 1.25:1; Other Indebtedness or Contingent Liabilities (excluding up to $25,000 in Capital or Off Balance Sheet Leases, the convertible subordinated notes issued in the Hollywood Digital acquisition and non-recourse debt up to $50,000 of less than 100% owned Joint Ventures) may not exceed $10,000 without the Bank's approval.
Net Worth is not to be less than $54,000 plus net proceeds from issuance of equity plus 50% of consolidated net income subsequent to May 31, 1998 (excluding the effect of stock repurchases up to $8,000 during the fiscal year ending August 31, 1999).

          Management evaluated capital raising alternatives including capital and operating leases, sale/leaseback and other sources of long-term debt including bank and public financing. Based upon cost, structure and term the sale/leaseback financing provided incremental funding with a favorable impact on earnings per share as compared with available alternative debt financings.

          In January 1998 the Company entered into a three year interest rate swap agreement for a notional amount of $10,000 to hedge the impact of fluctuations in interest rates on its floating rate credit facility. Under the agreement, the Company is obligated to pay 5.65% in exchange for receiving three-month LIBOR on the notional amount. Settlements are quarterly and the contract expires in March 2001. At August 31, 1998, based on dealer quoted market prices, the Company would have to pay $64 to terminate the swap agreement.

          The credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that funds generated from operations, proceeds from the new sale/leaseback and the borrowings available under the restated credit facility will be sufficient to meet the needs of the Company at least through the end of 1999.

          On October 10, 1996, the Company filed a registration statement with the Securities and Exchange Commission. Proceeds from the offering, net of costs totaled $15,512. The funds received were used to pay down existing debt in the amount of $9,102. The remaining funds were used in the acquisition of Hollywood Digital and for other general corporate purposes.

          In June 1997, the Company used $15,760 under the credit facility and $3,000 from the proceeds of the offering described above to acquire the assets of Hollywood Digital. In November 1997, the Company used $8,500 from the sale/leaseback of equipment described above to pay down the credit facility debt. In May 1998, the Company used $14,000 under the credit facility to fund a substantial portion of the TeleCine acquisition. As of August 31, 1998, the Company had $33,975 outstanding under the credit facility.

          The Company expects capital expenditures of approximately $21,000 for its Los Angeles, Santa Monica, New York City, Atlanta and London facilities in fiscal 1999. These capital expenditures will be financed by credit facilities and internally generated funds.

          The Company does not believe that it is currently exposed to any material foreign exchange rate risk and, at present, does not have a policy for managing such risk beyond the utilization of local currency borrowings to fund foreign acquisitions whenever possible.

FORWARD LOOKING STATEMENTS

          When used in this document, the words "believes", expects", anticipates", "intends", and similar expressions are intended to identify forward looking statements. Such statements are subject to a number of known risks and uncertainties. Actual results in the future could differ materially from those described in the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors such as the timing of, and spending on, feature film and television programming production, foreign and domestic television advertising, and foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries. In addition, the failure of the company to maintain relationships with key customers and certain key personnel, more rapid than expected technological obsolescence, and failure to integrate acquired operations in expected time frames could also cause actual results to differ materially from those described in forward looking statements.

YEAR 2000 COMPLIANCE ISSUE

          The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failure. The Company has conducted a review of its computer information systems and its technological operating equipment to identify the systems that could be affected by the year 2000 compliance issue.

          The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable, and accounts receivable accounting packages as well as comprehensive facility management packages. These programs are generally Year 2000 compliant, and any software and/or computer systems not currently compliant will be upgraded during fiscal 1999 under existing maintenance and other agreements and through normal replacement programs currently in place. A review of the Company's equipment containing embedded microprocessors or other technology has revealed few systems that are not Year 2000 compliant and those that are not compliant are expected to be upgraded through normal maintenance replacements in fiscal 1999. Operation of these systems is generally not time-sensitive and, if necessary, equipment settings can be adjusted without posing any significant operational problems for the Company.

          Based on these reviews, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

          To date, the Company has not identified any system which presents a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. As the Company progresses with its Year 2000 conversion, however, it may identify systems which do present a material risk of Year 2000 disruption. Such disruption may include, among other things, the inability to process transactions or information, to record or access data, or engage in similar normal business activities. If the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the company will devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

          The discussion above contains certain forward looking statements. The costs of the Year 2000 conversion, the date which the Company has set to complete such conversion, and possible risks associated with the Year 2000 issue are based on the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected systems, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 conversion efforts of others.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See Item 14 in Part IV of this 10-K Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The executive officers and directors of the Company are as follows:


NAME                                           AGE*                    POSITION WITH COMPANY
----                                           ----                    ---------------------
Salah M. Hassanein (1) .....................     77    President, Chief Executive Officer and Director
M. David Cottrell ..........................     42    Vice President of Administration and Controls
Silas R. Cross .............................     59    Vice President, Treasurer and Assistant Secretary
Clay M. Davis ..............................     52    Vice President
J.R. DeLang ................................     42    Senior Vice President and Director
Rand Gladden ...............................     47    Vice President and President of Todd-AO Hollywood Digital
Graham Hall ................................     40    Managing Director of Todd-AO UK Ltd.
Coburn T. Haskell ..........................     46    Vice President and Controller
Richard C. Hassanein .......................     47    Vice President and Director
Christopher D. Jenkins .....................     43    Senior Vice President and Director
Marshall Naify (1) .........................     78    Co-Chairman of the Board of Directors
Robert A. Naify (1) ........................     76    Co-Chairman of the Board of Directors
Richard O'Hare .............................     45    Vice President and President of Todd-AO Video Services
Kathleen N. Reck ...........................     57    Vice President Human Resources
Judi M. Sanzo ..............................     41    Vice President, General Counsel, and Secretary
William R. Strickley .......................     48    Senior Vice President and Chief Financial Officer
David Haas (3) .............................     57    Director
Herbert L. Hutner (2)(3) ...................     89    Director
Robert I. Knudson ..........................     73    Director
David P. Malm ..............................     34    Director
Michael S. Naify ...........................     36    Director
A. Frank Pierce (2) ........................     68    Director
Sydney Pollack .............................     64    Director
Zelbie Trogden (3) .........................     62    Director

---------------------------
*         As of August 31, 1998.

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

          M. David Cottrell was appointed Vice President of Administration and Controls for the Company in 1998. Mr. Cottrell was formerly Executive Vice President and Chief Financial Officer for Todd-AO/Hollywood Digital from 1993 to 1998. Previously, he was Vice President of Finance for The Post Group Inc.

          Silas R. Cross became a Vice President of the Company in 1988. In 1995, he was appointed Treasurer and Assistant Secretary. Mr. Cross previously served as Assistant Treasurer of UACI, and has served the Company in various capacities since 1965.

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

          Richard C. Hassanein has served as Vice President of the Company and Director since 1993. Mr. Hassanein was appointed President of the Company's subsidiary, Todd-AO Studios West in 1997. He was Executive Vice President of Todd-AO Studios West from 1995 to 1997. From 1991 to 1995, he served as Executive Vice President of the Company's subsidiary, Todd-AO Studios East. Previously, he was President of United Film Distribution Co. Mr. Hassanein is the son of Salah M. Hassanein.

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

          Judi M. Sanzo was appointed Vice President, General Counsel, and Secretary of the Company in 1998. Ms. Sanzo brings to Todd-AO a considerable background in legal affairs and, most recently, in private practice where she specialized in litigation, business counseling and administrative proceedings. She is a member of the California and Massachusetts bars.

          William "Randy" Strickley was appointed Senior Vice President and Chief Financial Officer of the Company in May 1997. Mr. Strickley was Bank of America's Entertainment and Media Group managing director with 25 years experience in corporate and international banking.

          David Haas was elected a Director in October 1996. Mr. Haas has been a financial consultant since 1995, and has assisted clients in financial planning, financing and the negotiation and structuring of acquisitions. From 1990 to 1994, Mr. Haas served as Senior Vice President and Controller of Time Warner Inc. He is currently a director of Information Holdings, Inc. and GRB Entertainment, Inc.

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

          David P. Malm was elected a Director in 1997. He is currently a partner of Halpern, Denny & Company, a Boston based private equity investment firm, a director of Tealuxe, Inc., E-Z Serve/Swifty Mart Convenience Stores, Ecce Panis, Inc., H.C. Shaw Company, and Chairman of Brown Broadcasting Service, Inc. Prior to forming Halpern, Denny & Company in 1991, Mr. Malm was affiliated with Bain Capital, a private equity investment firm, and Bain & Company, a corporate strategy consulting firm. He also previously worked in the Investment Banking Group at Morgan Stanley & Company.

          Michael S. Naify was elected a Director in 1993. He was previously Vice President of the Company, serving in that capacity from 1993 to 1994. He is the son of Marshall Naify.

          A. Frank Pierce was elected as a Director in October 1996. Mr. Pierce currently acts as an international consultant providing services related to motion picture distribution. From January 1993 to June 1996, Mr. Pierce served as Senior Vice President of Europe Theatrical Distribution for Time Warner Entertainment. From 1972 to 1993, he served as Vice President of Europe Theatrical Distribution for Warner Bros. International. From 1955 to 1972, Mr. Pierce served in numerous international positions within the motion picture industry including Managing Director of Italy for Paramount Pictures International and management positions in four Latin American countries for Columbia Pictures International.

          Sydney Pollack, the renowned Academy Award-Registered Trademark--winning director, was elected a director in 1998. Mr. Pollack's 17 films have received 46 Academy Award-Registered Trademark- nominations including four for Best Picture. His film OUT OF AFRICA won seven Oscars including Best Picture and Best Director. In addition to winning the New York Film Critics' Award for his 1982 film TOOTSIE, Mr. Pollack won the Golden Globe for Best Director twice, the National Society of Film Critics Award, and the NATO Director of the Year Award. Mr. Pollack formed Mirage Enterprises in 1985, which produces motion picture feature films. He is a founding member of The Sundance Institute, The Chairman Emeritus of The American Cinematheque, and serves on the Board of Directors of the Film Preservation Board and The Motion Picture and Television Fund Foundation.

          Zelbie Trogden was elected a Director in 1994. He has been a financial consultant and was a director of Citadel Holding Corporation and Fidelity Federal Bank from 1993 to 1994. Prior thereto, he held various executive positions with Bank of America and Security Pacific National Bank from 1960 to 1993.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE. Non-Management directors (7) receive $10,000 per year for their services as directors. All other directors receive no cash compensation for their services as directors. The following table shows, for the years ended August 31, 1998, 1997 and 1996 all forms of compensation for the Chief Executive Officer and each of the most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the year ended August 31, 1998.

                                                               ANNUAL COMPENSATION(1)          LONG-TERM
                                                               ----------------------         COMPENSATION
                                                                                              ------------
                                                                                           NO. OF SECURITIES
                                                  FISCAL                                       UNDERLYING          All Other
NAME AND PRINCIPAL POSITION                        YEAR       SALARY ($)     BONUS ($)           OPTIONS         Compensation($)
---------------------------                       ------      ----------     ---------           -------         ---------------
Salah M. Hassanein                                 1998       250,000 (2)   241,813 (3)             --                 --
President and Chief Executive Officer              1997       123,250 (2)   231,875 (3)          100,000               --
The Todd-AO Corporation                            1996       100,000 (2)        --                 --                 --

J.R. DeLang                                        1998       469,297            --                 --              15,000 (4)
Senior Vice-President                              1997       403,490            --               10,000            15,000 (4)
The Todd-AO Corporation                            1996       335,442            --                 --              15,000 (4)

Christopher D. Jenkins                             1998       962,027 (5)        --                 --               6,068 (5)
President                                          1997       709,306 (5)        --               10,000             4,687 (5)
Todd-AO Studios                                    1996       575,631 (5)        --                 --               3,400 (5)

Clay M. Davis                                      1998       253,815            --                 --               6,068 (6)
Vice President                                     1997       246,534            --               15,000             4,687 (6)
The Todd-AO Corporation                            1996       176,546            --                 --               3,460 (6)

Richard O'Hare                                     1998       204,677            --                 --              15,000 (7)
President                                          1997       210,922            --               10,000            15,000 (7)
Todd-AO Video Services                             1996       173,695            --                 --              17,228 (7)

Rand Gladden                                       1998       279,167            --                 --                 --
President                                          1997        52,949            --               10,000               --
Todd-AO Hollywood Digital                          1996          --              --                 --                 --

-----------------

(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to each officer listed above is less than 10% of the total annual salary of such officer.

(2) Amounts shown as salary include professional fees of $125,000 for 1998, $87,500 for 1997 and $80,000 for 1996.

(3) Class A Common Stock bonus of 50,000 shares valued at grant date at $241,813 for 1998 and 50,000 shares valued at grant date at $231,875 for 1997.

(4) 1998 and 1997 salary amounts include non-qualified stock option exercise compensation of $49,198 and $82,913, respectively. Amounts shown as "All Other Compensation" represent contributions made by the Company to its 401(k) Plan for 1998, 1997 and 1996 on Mr. DeLang's behalf.

(5) 1998 and 1997 salary amounts include non-qualified stock option exercise compensation of $55,385 and $73,975, respectively. Amounts shown as salary also include compensation of $806,642, $535,331, and $475,631 for 1998, 1997 and 1996, respectively, attributable to services as a sound mixer. Amounts shown as "All Other Compensation" represent contributions made by the Company under a collective bargaining agreement to the Motion Picture Industry Pension Plan on Mr. Jenkins' behalf.

(6) 1998 and 1997 salary amounts include non-qualified stock option exercise compensation of $27,693 and $36,988, respectively. Amounts shown as "All Other Compensation" represent contributions made by the Company under a collective bargaining agreement to the Motion Picture Industry Pension Plan on Mr. Davis' behalf.

Amounts shown as "All Other Compensation" represent contributions made by the Company to its 401(k) Plan on Mr. O'Hare's behalf.

OPTION/SAR GRANTS TABLE

          The following table shows all individual grants of stock options during the fiscal year ended August 31, 1998 to each of the executive officers named in the Summary Compensation Table:

                       Option Grants in Last Fiscal Year
                       ---------------------------------
                                                                                      Potential Realizable Value
                                                                                   at Assumed Annual Rates of Stock
                                                                                          Price Appreciation
                              Individual Grants                                             for Option Term
--------------------------------------------------------------------------------   --------------------------------
                                        % of Total
                                          Options
                                        Granted to
                                         Employees     Exercise
                         Options         in Fiscal     or Base        Expiration
Name                     Granted (#)        Year       Price ($/Sh)       Date           5% ($)        10% ($)
------------------      -------------   -----------    ------------   ----------         ------        -------
Richard O'Hare             5,000             5.21%        $9.83        8/31/2004         18,994         43,860

OPTION EXERCISES AND VALUE TABLE

          The following table shows each exercise of stock options during the fiscal year ended August 31, 1998 by each of the executive officers named in the Summary Compensation Table, together with respective aggregate values of unexercised options as at August 31, 1998.

                                   Aggregated Option Exercises in Last Fiscal Year
                                              and FY-End Option Values
                                   -----------------------------------------------
                                                               Number of                Value of Unexercised
                                                          Unexercised Options           In-the-Money Options
                                                           at August 31, 199             at August 31, 1998
                                                      -----------------------------  ----------------------------
                    Shares
                    Acquired            Value
Name                on Exercise (#)     Realized ($)   Exercisable    Unexercisable  Exercisable    Unexercisable
-------------       ---------------     ------------   -----------    -------------  -----------    -------------
Salah M. Hassanein         --                --           194,000         82,000        $197,054        $45,122
J.R. DeLang              11,000           $49,198          43,600         10,400         $15,871         $2,587
Christopher D. Jenkins   11,000           $55,385          45,800          8,200         $13,457         $1,294
Clay M. Davis            5,500            $27,693          20,300         11,200          $6,555         $1,294
Richard O'Hare             --                --            15,000         11,000          $2,761             $0
Rand Gladden               --                --             2,000          8,000              $0             $0

EMPLOYMENT AGREEMENTS

          The Company has employment agreements with Messrs. Jenkins, Davis and Gladden. Under Mr. Jenkins' agreement (expiring December 31, 2000), compensation for sound mixing services is paid on an hourly basis at four times the minimum supervisor union rate. Mr. Jenkins receives an additional $100,000 per year for management and administrative services. Mr. Davis' agreement (expiring February 28, 1999) provides for a salary of $200,000, $215,000 and $230,000 for the twelve months ending February 28, 1997, 1998 and 1999, respectively. Mr. Gladden's agreement (expiring January 1, 2001) provides for a salary of $275,000, $300,000, and $325,000 for the twelve months ending June 30, 1998, 1999, and 2000, respectively plus $175,000 for the six months ending January 1, 2001. The Company is currently negotiating agreements for Messrs. DeLang and O'Hare.

          None of the foregoing agreements include any termination or change-in-control payments. The Company's stock option plans provide that the unvested portion of the awards will become vested and exercisable in connection with a change-in-control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS

          The following table sets forth information with respect to the beneficial ownership of the Company's outstanding Common Stock as of November 1, 1998 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director or executive officer of the Company who beneficially owns any shares, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.

                                                   NUMBER OF SHARES BENEFICIALLY
                                                               OWNED                           PERCENT (2)             OPTIONS (3)
                                                   -----------------------------         ------------------------      -----------
NAME (1)                                              CLASS A          CLASS B             CLASS A      CLASS B          CLASS A
--------                                           -------------     -----------         -----------  -----------      -----------
Arnold C. Childhouse (deceased) ..............        16,666                 0                .22%           0%            16,666
Silas R. Cross ...............................        19,250                 0                .25%           0%            14,250
M. David Cottrell ............................         4,500                 0                .06%           0%             4,000
Clay M. Davis ................................        36,500                 0                .47%           0%            25,500
J.R. DeLang ..................................        72,000                 0                .93%           0%            50,000
Rand Gladden .................................        15,134(4)              0                .20%           0%             4,000
David Haas ...................................        30,000                 0                .39%           0%            15,000
Coburn Haskell ...............................        17,000                 0                .22%           0%            17,000
Richard C. Hassanein .........................        29,100                 0                .37%           0%            28,000
Salah M. Hassanein ...........................       858,043                 0               8.04%           0%                 0
Herbert L. Hutner ............................        35,100                 0                .45%           0%            25,000
Christopher D. Jenkins .......................        72,000                 0                .93%           0%            50,000
Robert I. Knudson ............................        82,089                 0               1.06%           0%            22,500
David P. Malm ................................         7,527(4)              0                .10%           0%             6,000
Richard O'hare ...............................        18,000                 0                .23%           0%            18,000
Frank Pierce .................................        15,000                 0                .19%           0%            15,000
Sydney Pollack ...............................         5,000                 0                .06%           0%             5,000
Judi M. Sanzo ................................         1,000                 0                .01%           0%             1,000
William R. Strickley .........................         8,500                 0                .11%           0%             8,000
Zelbie Trogden ...............................        20,000                 0                .26%           0%            20,000
Marshall Naify (8) ...........................     1,272,967(5)          678,839            16.03%       38.85%           210,150
Michael S. Naify (8) .........................       184,820(7)              0               2.39%           0%            15,000
Robert A. Naify (8) ..........................     1,276,014(6)          906,290            16.07%       51.87%           210,150
Other Naify Interests (8) ....................       776,936             118,510             8.50%        6.78%                 0
All directors and current executive
officers as a group (22 persons) .............     4,097,210           1,585,129           46.83%          90.73%       1,017,216

-----------------

(1) The address of each of the beneficial owners identified is 900 N. Seward Street, Hollywood, California 90038.

(2) Based on 7,732,549 shares of Class A Common Stock and 1,747,178 shares of Class B Common Stock outstanding at November 18, 1998. Pursuant to the rules of the Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)       Class A Common Stock options exercisable within 60 days.

(4) Includes 11,134 and 1,527 shares beneficially owned by Messrs. Gladden and Malm respectively, which are issuable upon conversion of certain convertible subordinated notes acquired in connection with the Company's acquisition of Hollywood Digital.

(5) Includes 30,166 shares of Class A Common Stock held by a trust for which Mr. Naify is both trustee and beneficiary. Excludes 109,652 shares of Class A Common Stock held by an independent trustee for the benefit of three of Mr. Naify's children. Mr. Naify disclaims beneficial ownership of the shares held by the independent trustee.

(6) Includes 55,000 shares of Class A Common Stock held by a trust for which Mr. Naify is both trustee and beneficiary.Excludes 457,913 shares of Class A Common Stock held of record or beneficially by Mr. Naify's adult children and grandchildren as to which he disclaims beneficial ownership.

(7) Excludes 1,081 shares of Class A Common Stock held by an independent trustee for the benefit of his child.

(8) The Naify Interests (consisting of Marshall Naify, Robert A. Naify, various members of their families and trusts for the benefit of such members) may be deemed to constitute a "group" for purposes of Sections 13(d) and 13(g) of the Securities Exchange Act of 1934. The total Class A and B Stock beneficially owned by The Naify Interests as of November 1, 1998 is 3,510,737 (42.98%) and 1,703,639 (97.51%), respectively.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

                                      PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

          (a) Financial Statements and Schedules are as listed in the "Index to Financial Statements and Schedule" on page 29 of this 10-K Report.

          (b) Exhibits are as listed in the Exhibit Index on page 25 of this 10-K Report.

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    The Todd-AO Corporation

               November 19, 1998        By /s/             Silas R. Cross
                                                   -----------------------------
                                                           Silas R. Cross
                                                        Vice President, Treasurer
                                                    and Principal Accounting Officer

               November 19, 1998        By /s/          William R. Strickley
                                                   -----------------------------
                                                        William R. Strickley
                                                    Senior Vice President and
                                                        Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 19, 1998    By /s/          Robert A. Naify             November 19, 1998   By /s/         Marshall Naify
                                   ------------------------                                    ---------------------------
                                     Robert A. Naify                                                Marshall Naify
                                   Co-Chairman of the                                             Co-Chairman of the
                                   Board of Directors                                              Board of Directors

November 19, 1998    By /s/          Salah M. Hassanein          November 19, 1998  By /s/       Christopher D. Jenkins
                                   ------------------------                                    ---------------------------
                                     Salah M. Hassanein                                          Christopher D. Jenkins
                                   Director, President and                                     Senior Vice President and
                                   Chief Executive Officer                                          Director

November 19, 1998    By /s/             J.R. DeLang              November 19, 1998   By /s/      Richard Hassanein
                                   ------------------------                                    ---------------------------
                                        J.R. DeLang                                              Richard Hassanein
                                   Senior Vice President                                       Vice President and
                                        and Director                                                Director

November 19, 1998    By /s/          Sydney Pollack              November 19, 1998   By /s/      Michael S. Naify
                                   ------------------------                                    ---------------------------
                                     Sydney Pollack                                              Michael S. Naify
                                        Director                                                     Director

November 19, 1998    By /s/          Robert I. Knudson           November 19, 1998   By /s/         Zelbie Trogden
                                   ------------------------                                    ---------------------------
                                     Robert I. Knudson                                              Zelbie Trogden
                                        Director                                                       Director

November 19, 1998    By /s/          Herbert L. Hutner           November 19, 1998  By /s/            A. Frank Pierce
                                   ------------------------                                    ---------------------------
                                     Herbert L. Hutner                                                A. Frank Pierce
                                        Director                                                          Director

November 19, 1998    By /s/          David Haas                  November 19, 1998  By /s/            David P. Malm
                                   ------------------------                                    ---------------------------
                                     David Haas                                                       David P. Malm
                                      Director                                                       Director

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

EXHIBIT
  NO.      DESCRIPTION
-------    -----------
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

 10.20     First Amended and Restated Credit Agreement dated October 20,
           1997 between The Todd-AO Corporation and Bank of America National
           Trust and Savings Association is incorporated by reference from the Registrant's Form 10-K filed on November 19, 1997.

 10.20a    First Amendment dated April 16, 1998 to the First Amended and
           Restated Credit Agreement dated October 27, 1997 between The
           Todd-AO Corporation and Bank of America National Trust and
           Savings Association is filed herewith.

 10.20b    Second Amendment dated July 21, 1998 to the First Amended and
           Restated Credit Agreement dated October 27, 1997 between The
           Todd-AO Corporation and Bank of America National Trust and
           Savings Association is filed herewith.

 10.20c    Third Amendment dated September 21, 1998 to the First Amended and
           Restated Credit Agreement dated October 27, 1997 between The
           Todd-AO Corporation and Bank of America National Trust and
           Savings Association is filed herewith.

 10.21     Lease intended as a Security dated December 27, 1994 between The
           Todd-AO Corporation and BA Leasing and Capital Corporation is incorporated by reference from the Registrant's Form 10-Q filed on January 13, 1995.

 10.22     Lease intended as a security dated November 3, 1997 between Todd-AO
           Studios West and BA Leasing and Capital Corporation is incorporated by reference from the Registrant's Form 10-K filed on November 19, 1997.

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

EXHIBIT
  NO.      DESCRIPTION
-------    -----------
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

 10.34     Recommended Offer by Astaire and Partners Limited on behalf of
           Todd-AO Europe Holding Company Limited (a wholly owned subsidiary of The Todd-AO Corporation) for the entire issued and to be issued ordinary share capital of Tele-Cine Cell Group plc. is incorporated by reference from the Registrant's Form 8-K filed on May 18, 1998.

 10.35     Joint Venture Agreement dated September 8, 1998 between The
           Todd-AO Corporation and United Artists Theatre Circuit, Inc. is filed herewith.

 11.1      Computation of Per Share Earnings.

             See Note 1 of Notes to Financial Statements.

 12.1      Computation of Earnings to Fixed Charges.

             Not applicable.

 13.1      Annual Report to Stockholders.

             The Annual Report to Stockholders will consist of this Form 10-K Report.

 18.1      Changes in Accounting Principles.

             Not applicable.

EXHIBIT
  NO.      DESCRIPTION
-------    -----------
 20.1      Previously Unfiled Documents.

             Not applicable.

 21.1      Subsidiaries of the Registrant

             Todd-AO Studios East, Inc., incorporated in New York (parent).
                SUBSIDIARIES
                Todd-AO East, incorporated in New York (inactive).

             Todd-AO Studios, incorporated in California.

             Todd-AO Studios West, incorporated in California.

             Todd-AO Video Services, incorporated in California.

             Todd-AO Video Services DVD, Inc., incorporated in California.

             Todd-AO Hollywood Digital, incorporated in California.

             Todd-AO Europe Holding Company Ltd., incorporated in the U.K. (parent)
                SUBSIDIARIES
                Todd-AO UK, Ltd, incorporated in the U.K.
                Todd-AO Filmatic Laboratories Ltd., incorporated in the U.K.
                Tele-Cine Cell Group plc., organized in the U.K. (parent)
                     SUBSIDIARIES
                     Tele-Cine Ltd., incorporated in the U.K.
                     XTV Cell, Ltd., incorporated in the U.K.
                     XTV Ltd., incorporated in the U.K. (inactive).
                     Silver Digital Ltd., incorporated in the U.K. (inactive).
                     File Exchange Ltd., incorporated in the U.K. (inactive).

             Todd-AO Digital Images, incorporated in California (inactive).

             Hollywood Supply Company, incorporated in California (inactive).

             Todd-AO Productions, Inc., incorporated in California (inactive).

             Todd-AO's Land of the Future, Inc., incorporated in California (inactive).

             Todd-AO Preservation Services, incorporated in California (inactive).

 22.1      Published Reports Regarding Matters Submitted to a Vote of Security Holders.

             Not applicable.

 23.1, 24.1, and 25.1

             Not applicable.

 27.1      Financial Data Schedule

             Filed herewith.

                              THE TODD-AO CORPORATION

           INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                              Page
Report of Independent Public Accountants                                        30

Independent Auditors' Report                                                    31

Consolidated Balance Sheets, August 31, 1997 and 1998                           32

Consolidated Statements of Income for the Years Ended
  August 31, 1996, 1997 and 1998                                                34

Consolidated Statements of Stockholders' Equity for the
  Years Ended August 31, 1996, 1997 and 1998                                    35

Consolidated Statements of Cash Flows for the Years Ended
  August 31, 1996, 1997 and 1998                                                36

Notes to Consolidated Financial Statements                                      39

Supplemental Financial Statement Schedule:

     II   Valuation and Qualifying Accounts For The Years Ended
          August 31, 1996, 1997 and 1998                                        51

     Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes hereto.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of The Todd-AO Corporation:

     We have audited the accompanying consolidated balance sheet of The Todd-AO Corporation (a Delaware corporation) and its subsidiaries as of August 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Todd-AO Corporation and its subsidiaries as of August 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions' rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/  ARTHUR ANDERSEN LLP




Los Angeles, California
November 13, 1998

                            INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of The Todd-AO Corporation:

     We have audited the accompanying consolidated balance sheet of The Todd-AO Corporation and subsidiaries (the "Company") as of August 31, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended August 31, 1997 and 1996. Our audits also included the financial statement schedule listed in the Index at Item 14a for the two years ended August 31, 1997 and 1996. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 1997 and the results of its operations and its cash flows for the years ended August 31, 1997 and 1996 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

By /s/ DELOITTE & TOUCHE LLP



DELOITTE & TOUCHE LLP
Los Angeles, California

October 24, 1997

                     THE TODD-AO CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS)


                             ASSETS

                                                                                          AUGUST 31,
                                                                                   ------------------------
                                                                                      1997         1998
                                                                                   ----------    ----------
CURRENT ASSETS
Cash and cash equivalents..............................................            $    5,127    $    3,997
Marketable securities..................................................                 1,977         1,490
Trade receivables
  (net of allowance for doubtful accounts of $562 and $1,768 at
  August 31, 1997 and 1998, respectively)..............................                13,176        18,164
Income tax receivable..................................................                   671         1,397
Inventories (first-in first-out basis).................................                   625           783
Deferred income taxes..................................................                   368           301
Prepaid deposits and other.............................................                 2,168         3,629
                                                                                   ----------    ----------


Total current assets...................................................                24,112        29,761
                                                                                   ----------    ----------


INVESTMENTS............................................................                   997           956
                                                                                   ----------    ----------


PROPERTY AND EQUIPMENT - At Cost:
Land...................................................................                 4,270         4,270
Buildings..............................................................                10,994        11,293
Leasehold improvements.................................................                10,203        15,054
Lease acquisition costs................................................                 2,187         2,187
Equipment..............................................................                54,707        76,172
Equipment under capital leases.........................................                 1,540         1,151
Construction in progress...............................................                   920         1,466
                                                                                   ----------    ----------


Total                                                                                  84,821       111,593
Accumulated depreciation and amortization..............................               (27,697)      (38,046)
                                                                                   ----------    ----------


Property and equipment -- net..........................................                57,124        73,547
                                                                                   ----------    ----------


GOODWILL
  (net of accumulated amortization of $602 and $1,646 at
  August 31, 1997 and 1998, respectively)..............................                19,162        29,193
                                                                                   ----------    ----------


OTHER ASSETS...........................................................                 2,056         1,909
                                                                                   ----------    ----------


TOTAL                                                                              $  103,451   $   135,366
                                                                                   ==========   ===========



               See notes to consolidated financial statements.

                       THE TODD-AO CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS)
                             (CONTINUED)


                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          AUGUST 31,
                                                                                   ------------------------
                                                                                      1997         1998
                                                                                   ----------    ----------
CURRENT LIABILITIES:
Accounts payable.......................................................            $    5,302    $    6,464
Accrued liabilities:
   Payroll and related taxes...........................................                 2,507         3,520
   Interest............................................................                   422           369
   Equipment lease.....................................................                   279           569
   Other...............................................................                 1,533         3,201
Income taxes payable...................................................                   105         1,090
Current maturities of long-term debt...................................                   578           537
Capitalized lease obligations -- current...............................                    35           422
Deferred income........................................................                 1,459           897
                                                                                   ----------    ----------


Total current liabilities..............................................                12,220        17,069
                                                                                   ----------    ----------


LONG-TERM DEBT.........................................................                25,430        44,654
DEFERRED COMPENSATION AND OTHER........................................                   326           266
DEFERRED GAIN ON SALE/LEASEBACK TRANSACTIONS...........................                 3,437         6,085
DEFERRED INCOME TAXES..................................................                 4,659         4,911
OTHER..................................................................                    --         2,061
                                                                                   ----------    ----------


Total liabilities......................................................                46,072        75,046
                                                                                   ----------    ----------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock:
   Class A; authorized 30,000,000 shares of $0.01 par value;
   issued 8,290,494 at August 31, 1997 and 8,438,700
   at August 31, 1998..................................................                    83            84
   Class B; authorized 6,000,000 shares of $0.01 par value;
   issued and outstanding 1,747,178 at August 31, 1997 and 1998........                    17            17
Additional capital.....................................................                39,996        40,805
Treasury stock (74,731 and 235,151 shares at cost
   as of August 31, 1997 and 1998, respectively........................                  (691)       (2,338)
Retained earnings......................................................                17,711        20,538
Unrealized gains on marketable securities and long-term investments....                    94           198
Cumulative foreign currency translation adjustment.....................                   169         1,016
                                                                                   ----------    ----------


Total stockholders' equity.............................................                57,379        60,320
                                                                                   ----------    ----------


TOTAL..................................................................            $  103,451    $  135,366
                                                                                   ==========    ==========

               See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            YEARS ENDED AUGUST 31,
                                                                     ----------------------------------------
                                                                         1996          1997          1998
                                                                     ------------  ------------  ------------
REVENUES......................................................        $    62,920   $    78,971   $   102,614
                                                                     ------------  ------------  ------------
COSTS AND EXPENSES:
Operating costs and other expenses............................             48,962        61,755        83,034
Depreciation and amortization.................................              5,374         7,128        10,685
Interest......................................................                702           920         1,807
Equipment lease expense -- net................................                498           265           245
Restructuring charges:
 Equipment....................................................                 --            --         2,414
 Lease costs..................................................                 --            --           353
Other (income) expense -- net.................................               (242)          (50)         (573)
                                                                     ------------  ------------  ------------


Total costs and expenses......................................             55,294        70,018        97,965
                                                                     ------------  ------------  ------------


INCOME BEFORE PROVISION FOR INCOME TAXES......................              7,626         8,953         4,649
  PROVISION FOR INCOME TAXES..................................              2,782         2,948         1,230
                                                                     ------------  ------------  ------------


NET INCOME....................................................        $     4,844   $     6,005   $     3,419
                                                                     ============  ============  ============




NET INCOME PER COMMON SHARE:
Net income available to common stockholders...................        $     4,844   $     6,005   $     3,419

Effect of dilutive securities:
 5% convertible debentures....................................                 --            47           302
                                                                     ------------  ------------  ------------

Net income available to common stockholders
 plus assumed conversions.....................................              4,844         6,052         3,721
                                                                     ------------  ------------  ------------

WEIGHTED AVERAGE SHARES
 OUTSTANDING B BASIC..........................................          8,191,065     9,539,312     9,987,429
Effect of dilutive securities:
 Stock options................................................            654,256       549,681       519,565
 5% convertible debentures....................................                 --       118,510       711,057
                                                                     ------------  ------------  ------------

WEIGHTED AVERAGE SHARES
 OUTSTANDING -- DILUTED.......................................          8,845,321    10,207,503    11,218,051
                                                                     ------------  ------------  ------------


NET INCOME PER COMMON SHARE -- BASIC..........................        $      0.59   $      0.63   $      0.34
                                                                     ============  ============  ============


NET INCOME PER COMMON SHARE -- DILUTED........................        $      0.55   $      0.59   $      0.33
                                                                     ============  ============  ============

               See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                     COMMON STOCK                                     UNREALIZED
                                         --------------------------------------                         GAIN
                                              CLASS A                                                  (LOSS)
                                         -----------------                                               ON      FOREIGN
                                                            CLASS B  ADDITIONAL  RETAINED  TREASURY  INVESTMENT  CURRENCY
                                          SHARES    AMOUNT  AMOUNT    CAPITAL    EARNINGS   SHARES   SECURITIES  TRANSLATION
                                         ---------  ------  -------  ----------  --------  --------  ----------  -----------
BALANCE AT AUGUST 31, 1995.............  6,404,369  $   64  $    17  $   23,004  $  7,904  $     --  $      473  $      (264)
Exercise of stock options..............    152,600       1       --         550        --        --          --           --
Tax benefit from exercise
 of stock options......................         --      --       --         493        --        --          --           --
Purchase of treasury shares............         --      --       --          --        --      (726)         --           --
Treasury shares cancellation...........    (68,192)     (1)      --        (725)       --       726          --           --
Shares issued in acquisition of
  Editworks............................     66,863       1       --         969        --        --          --           --
Unrealized (loss) on investment
  securities...........................         --      --       --          --        --        --        (431)          --
Gain on foreign currency translation...         --      --       --          --        --        --          --            5
Cash dividends:
  Class A ($.06) per share.............         --      --       --          --      (395)       --          --           --
  Class B ($.054) per share............         --      --       --          --       (86)       --          --           --
Net income.............................         --      --       --          --     4,844        --          --           --
                                         ---------  ------  -------  ----------  --------  --------  ----------  -----------

BALANCE AT AUGUST 31, 1996.............  6,555,640      65       17      24,291    12,267         0          42         (259)
Exercise of stock options..............     76,564       1       --         226        --        --          --           --
Tax benefit from exercise
 of stock options......................         --      --       --          67        --        --          --           --
Purchase of treasury shares............         --      --       --          --        --    (1,047)         --           --
Treasury shares cancellation...........    (36,710)      --       --        (305)       --       305          --           --
Treasury shares transfer to 401(k).....         --      --       --          --        --        51          --           --
Shares issued in stock offering........  1,645,000      16       --      15,512        --        --          --           --
Shares issued for stock award..........     50,000       1       --         205        --        --          --           --
Unrealized gain on
 investment securities.................         --      --       --          --        --        --          52           --
Gain on foreign currency translation...         --      --       --          --        --        --          --          428
Cash dividends:
  Class A ($.06) per share.............         --      --       --          --      (475)       --          --           --
  Class B ($.054) per share............         --      --       --          --       (86)       --          --           --
Net income.............................         --      --       --          --     6,005        --          --           --
                                         ---------  ------  -------  ----------  --------  --------  ----------  -----------

BALANCE AT AUGUST 31, 1997.............  8,290,494      83       17      39,996    17,711      (691)         94          169
Exercise of stock options..............     98,206       1       --         341        --        --          --           --
Tax benefit from exercise
 of stock options......................         --      --       --         200        --        --          --           --
Purchase of treasury shares............         --      --       --          --        --    (1,857)         --           --
Treasury shares transfer to 401(k).....         --      --       --          --        --       210          --           --
Shares issued for stock award..........     50,000      --       --         268        --        --          --           --
Unrealized gain on
 investment securities.................         --      --       --          --        --        --         104           --
Gain on foreign currency translation...         --      --       --          --        --        --          --          847
Cash dividends:
  Class A ($.06) per share.............         --      --       --          --      (506)       --          --           --
  Class B ($.054) per share............         --      --       --          --       (86)       --          --           --
Net income.............................         --      --       --          --     3,419        --          --           --
                                         ---------  ------  -------  ----------  --------  --------  ----------  -----------
BALANCE AT AUGUST 31, 1998.............  8,438,700  $   84  $    17  $   40,805  $ 20,538  $ (2,338) $      198  $     1,016
                                         =========  ======  =======  ==========  ========  ========  ==========  ===========



               See notes to consolidated financial statements.

                            THE TODD-AO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                               YEARS ENDED AUGUST 31,
                                                                       -------------------------------------
                                                                          1996          1997         1998
                                                                       ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................       $    4,844    $    6,005   $    3,419
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization..............................            5,374         7,128       10,685
     Restructuring charges......................................               --            --        2,767
     Deferred income taxes......................................              577           968          327
     Tax benefit from exercise of stock options.................              493            67          200
     Loss from joint venture....................................              117            --           --
     Deferred compensation and other............................             (128)          (72)         (60)
     Foreign currency exchange rate (gain) loss.................               --           (21)         847
     Amortization of deferred gain on
          sale/leaseback transaction............................           (1,472)       (1,472)      (2,288)
     (Gain) loss on sale of marketable securities
          and investments.......................................               92           (20)         (83)
     Loss (gain) on disposition of fixed assets.................              276           103         (209)
     Shares issued for stock award..............................               --           206          268
     Changes in assets and liabilities (net of acquisitions):
       Trade receivables, net...................................           (1,494)       (1,249)       2,241
       Inventories  and other  current assets...................             (338)       (1,133)        (526)
       Accounts payable and accrued liabilities.................              550         1,149          712
       Accrued equipment lease..................................              (96)          (21)         290
       Income taxes payable, net................................              926          (931)         254
       Provision for liabilities................................               --            --       (1,277)
       Deferred income..........................................              (69)          759         (603)
                                                                       ----------    ----------   ----------
Net cash provided by operating activities.......................            9,652        11,466       16,964
                                                                       ----------    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities and investments.............             (374)           --         (431)
  Proceeds from sale of marketable securities
    and investments.............................................              881           708        1,146
  Proceeds from disposition of fixed assets.....................               --            87          416
  Capital expenditures..........................................           (6,219)      (13,147)     (24,348)
  Purchase of Tele-Cine Cell Group plc..........................               --            --      (15,741)
  Purchase of Editworks.........................................           (3,180)         (500)          --
  Purchase of Hollywood Digital.................................               --       (17,761)          --
  Other assets..................................................             (286)         (234)         319
                                                                       ----------    ----------   ----------
Net cash flows used in investing activities.....................       $   (9,178)   $  (30,847)  $  (38,639)
                                                                       ----------    ----------   ----------

                            THE TODD-AO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (CONTINUED)

                                                                               YEARS ENDED AUGUST 31,
                                                                    -----------------------------------------
                                                                        1996           1997           1998
                                                                    ------------  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt.............................         $      5,356  $     23,800   $    28,101
  Payments on long-term debt...............................               (4,430)      (16,309)      (13,912)
  Payments on capital lease obligations....................               (2,637)         (603)          (64)
  Proceeds from sale/leaseback transaction.................                   --            --         8,500
  Proceeds from issuance of common stock...................                  551        15,755           342
  Treasury stock purchases.................................                 (726)         (996)       (1,857)
  Dividends paid...........................................                 (481)         (561)         (592)
                                                                    ------------  ------------   ------------


Net cash flows (used in) provided by financing activities:                (2,367)       21,086        20,518
  Effect of exchange rate changes on cash..................                   --            37            27
                                                                    ------------  ------------   ------------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.........................................               (1,893)        1,742        (1,130)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR .......................................                5,278         3,385         5,127
                                                                    ------------  ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR..............................................         $      3,385  $      5,127   $     3,997
                                                                    ============  ============   ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest.................................................         $        708  $        526   $      1,696
                                                                    ============  ============   ============




  Income taxes..............................................               $1,285        $1,725         $ 860
                                                                    ============= =============  ============


SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

1998:

     On May 8, 1998 the Company acquired substantially all of the outstanding shares of Tele-Cine Cell Group plc. In connection with the acquisition the Company paid cash as follows:

Assets acquired:
  Property and equipment.............................................      $  8,378
  Trade and other receivables -- net.................................         7,755
  Investments........................................................           119
  Inventory..........................................................           200
  Goodwill...........................................................        10,699
Liabilities assumed:
  Accounts payable and accrued liabilities -- net....................        (2,888)
  Bank loan..........................................................        (2,638)
  Equipment leases...................................................          (438)
  Provision for liabilities and charges..............................        (3,239)
  Long-term debt issued to sellers...................................        (2,207)
                                                                           --------


Cash paid in acquisition.............................................      $ 15,741
                                                                           ========

1997:

     On June 20, 1997, the Company acquired substantially all of the assets and certain of the liabilities of Hollywood Digital Limited Partnership. In connection with this acquisition the Company paid cash as follows:

Assets acquired:
  Property and equipment.....................................          $ 12,117
  Accounts receivable........................................             2,640
  Goodwill...................................................            14,100
  Other assets...............................................               344
Liabilities assumed:
  Accounts payable and accrued expenses......................            (2,745)
  Deferred rent and notes payable............................              (296)
Convertible subordinated notes issued to seller..............            (8,399)
                                                                       --------
Cash paid in acquisition                                               $ 17,761
                                                                       ========


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


1996:

     On August 14, 1996, the Company acquired substantially all of the assets and certain of the liabilities of Edit Acquisition LLC ("Editworks"). In connection with this acquisition, the Company paid cash as follows:

Assets acquired:
  Property and equipment.....................................         $   1,992
  Accounts receivable........................................               617
  Goodwill...................................................             3,930
  Other assets...............................................                90
Liabilities assumed:
  Accounts payable and accrued expenses......................              (307)
  Capitalized lease obligations..............................            (1,672)
Common stock issued in acquisition...........................              (970)
                                                                      ---------
Cash paid in acquisition.....................................         $   3,680
                                                                      =========



               See notes to consolidated financial statements.

                                   THE TODD-AO CORPORATION

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND OPTION DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

         OWNERSHIP AND BUSINESS -- At August 31, 1998, Robert Naify, Marshall Naify, and certain members of their families and various trusts for the benefit of family members (the "Naify Interests") owned approximately 52% of the outstanding shares of The Todd-AO Corporation (the "Company"), representing approximately 80% of the total voting power.

         BASIS OF PRESENTATION -- The consolidated financial statements include the Company and its wholly owned subsidiaries Todd-AO Studios East, Inc. and its wholly owned subsidiaries ("Todd-AO East"), Todd-AO Studios, Todd-AO Studios West ("TSW"), Todd-AO Video Services ("TVS"), Todd-AO Video Services DVD, Inc. ("TVS DVD"), Todd-AO Hollywood Digital ("THD"), Todd-AO Europe Holding Company, Ltd. and its wholly owned subsidiaries ("Todd Europe"), Todd-AO Productions, Inc., Todd-AO Digital Images, Hollywood Supply Company, Todd-AO's Land of the Future, and Todd-AO Preservation Services. All significant intercompany balances and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS -- The Company considers investments with original purchased maturities of three months or less to be cash equivalents.

         MARKETABLE SECURITIES AND INVESTMENTS -- Marketable securities consist primarily of corporate preferred stocks and bonds. Management has classified all investment securities as available-for-sale. As a result, securities are reported at fair value with net unrealized holding gains and losses excluded from earnings and reported in stockholders' equity. Fair value is based upon quoted market prices using the specific identification method. Investments include stock and other investments which management intends to hold for more than one year.

         PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed at straight line rates based upon the estimated useful lives of the various classes of assets. The principal rates are as follows: buildings, 3-5% per annum; equipment, 10-20% per annum; leaseholds, leasehold improvements, and lease acquisition costs over the term of the lease.

         GOODWILL -- Goodwill represents the excess purchase price paid over the value of net assets acquired, and is being amortized on a straight-line basis over their useful lives ranging from 15 to 40 years.

         LONG-LIVED Assets -- As of each balance sheet date, the Company evaluates the recovery of its long-lived assets and recognizes impairment if it is probable that the recorded amounts are not recoverable based upon future undiscounted cash flows or if there is an event or change in circumstances which indicate that the carrying amount of an asset may not be recoverable.

         As a result of the Company's recent investment in advanced digital technologies and the acceleration in demand by the marketplace for these advanced technologies, certain older composite digital and analogue-based technologies have experienced a significant reduction in demand. The Company has recorded an impairment loss based on an appraisal of this older equipment in the amount of $2,414 in the current year. In addition, a lease impairment cost of $353 has also been recognized in the current year due to the loss of a beneficial option in the renegotiation of a building lease.

         INCOME TAXES -- Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of the Company's assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

         FOREIGN CURRENCY TRANSLATION -- The Company's foreign subsidiary's functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of the foreign currency translation adjustments are deferred and are included as a component of stockholders' equity.

         NET INCOME PER COMMON SHARE -- The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), during for the year ending August 31, 1998 and has restated its net income per common share disclosures for prior periods to comply with SFAS No.
128. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method.

         FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. Notes payable are carried at amounts approximating fair values based on current rates offered to the Company for debt with similar collateral and guarantees, if any, and maturities.

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Company has entered into an interest rate swap to alter its fixed and floating rate mix, and to effectively swap floating rate exposure to fixed rates lower than those available to the Company if fixed rate borrowings were made directly. Under the interest rate swap agreement, the Company agrees with a counterparty to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

         CONCENTRATION OF CREDIT RISK -- The Company's accounts receivable are related primarily to the entertainment industry and are unsecured. The Company's ten largest customers account for approximately 56% of revenues for the year ended August 31, 1998 and 63% for the year ended August 31, 1997. The Walt Disney Company and its affiliated companies, the only customer to account for more than 10% of revenues, accounted for approximately 15%, 17% and 12% of revenues for 1998, 1997 and 1996, respectively.

         USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

         STOCK-BASED COMPENSATION -- In fiscal 1998, the Company adopted the disclosure only provision of SFAS No. 123. The Company continues to account for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

         RECLASSIFICATIONS -- Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year's presentation.

         RECENT ISSUED ACCOUNTING PRONOUNCEMENTS -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement applies to all enterprises that provide a full set of general purpose financial statements. The statement becomes effective for all financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The statement supersedes SFAS No. 14. The statement becomes effective for all financial statements for fiscal years beginning after December 15, 1997, with earlier adoption permitted.

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosure about Pension and Other Postretirement Benefits." This statement revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

         The Company is currently reviewing those Statements and will apply such provisions as deemed appropriate.

2.   ACQUISITIONS

         On August 15, 1996, the Company purchased substantially all of the assets and certain liabilities of Edit Acquisition LLC ("Editworks"). Editworks provides video post production services to broadcasters, advertising agencies and other businesses. The Company paid Editworks $3,680 in cash and $970 in Class A common stock.

         On June 20, 1997, the Company and its newly formed, wholly owned subsidiary THD acquired the assets and certain liabilities of Hollywood Digital Limited Partnership ("Hollywood Digital"). Hollywood Digital is a digital based post-production facility providing sound and video services to the film, television and advertising industries. In consideration of the purchase, the Company paid $17,761 in cash to pay down existing debt of Hollywood Digital. The Company also issued convertible subordinated notes in the amount of $8,399. The notes are convertible into the Company's Class A Common Stock at the adjusted conversion price of $11.812 per share at any time before the maturity date.

         On May 8, 1998, Todd Europe, a wholly owned United Kingdom subsidiary of the Company, purchased substantially all of the outstanding shares of Tele-Cine Cell Group plc. ("TeleCine"), a U.K. Corporation. The purchase price of the shares was $17,948 (L11,011) of which $15,741 was paid in cash and $2,207 is represented by unsecured loan notes guaranteed as to principal only and bearing interest at a fixed rate of 4.5% payable annually in arrears. Included above is cash in the amount of $495 which was paid by Todd Europe for costs incurred in connection with the acquisition. TeleCine is a London based facility that specializes in video post-production and special effects providing services to the film and television industries.

         The acquisitions are being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the years ended August 31, 1997 and 1998 are presented as if the acquisitions had occurred on September 1, 1996.Pro forma adjustments for Hollywood Digital are primarily for non-recurring legal and other non-operating costs, amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes. Pro forma adjustments for TeleCine are primarily to eliminate operations discontinued as part of the acquisition plan, to adjust depreciation to estimated useful lives of assets acquired, amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes.

                                                                               1997         1998
                                                                            ----------   ----------
Revenues..........................................................           $ 111,964    $ 116,511
                                                                             ---------    ---------
                                                                             ---------    ---------
Net income........................................................           $   8,791    $   7,513
                                                                             ---------    ---------
                                                                             ---------    ---------

Net income per common share -- Basic..............................           $    0.92    $    0.75
                                                                             ---------    ---------
                                                                             ---------    ---------
Net income per common share -- Diluted............................           $    0.62    $    0.70
                                                                             ---------    ---------
                                                                             ---------    ---------

3.   SALE/LEASEBACK

         In November 1997 and December 1994 the Company signed agreements with its bank to implement the sale/leaseback of certain equipment. The five year agreements terminate on December 1, 2002 and December 30, 1999, respectively, and are being treated as operating leases for financial statement purposes. On November 3, 1997 an aggregate of $8,500 of sound studio equipment was sold and leased back (lease #2). The total deferred gain on the transaction to be amortized over five years is $4,937. The annual lease cost currently is approximately $1,400. On December 30, 1994 an aggregate of $11,218 was sold and leased back (lease #1). The total deferred gain on the transaction to be amortized over five years is $7,345. The annual lease cost currently is approximately $1,400.

         The net equipment lease expense is as follows for the years ended:

                                                            LEASE #1     LEASE #2      TOTAL
                                                           ---------    ---------    ---------
AUGUST 31, 1998
Equipment lease costs....................                  $   1,428    $   1,105    $   2,533
Amortization of deferred gain
 on sale of equipment....................                     (1,472)        (816)      (2,288)
                                                           ---------    ---------    ---------

Equipment lease expense, net.............                  $     (44)   $     289    $     245
                                                           =========    =========    =========


AUGUST 31, 1997
Equipment lease costs....................                  $   1,737    $       0    $   1,737
Amortization of deferred gain
 on sale of equipment....................                     (1,472)           0       (1,472)
                                                           ---------    ---------    ---------

Equipment lease expense, net.............                  $     265    $       0    $     265
                                                           =========    =========    =========

AUGUST 31, 1996
Equipment lease costs....................                  $   1,970    $       0    $   1,970
Amortization of deferred gain
 on sale of equipment....................                     (1,472)           0       (1,472)
                                                           ---------    ---------    ---------

Equipment lease expense, net.............                  $     498    $       0    $     498
                                                           =========    =========    =========


4.   LONG-TERM DEBT

         Long-term debt outstanding as of August 31, 1997 and 1998 was as follows:

                                                                               1997         1998
                                                                           -----------  -----------
Revolving credit facility (including multi-currency)..............         $    16,775  $    33,975
Note payable -- Paskal Video acquisition..........................                 313          150
Note payable -- Todd-AO UK acquisition............................                 408           --
Note payable -- Hollywood Digital -- Community
  Redevelopment Agency............................................                 113           93
Bank overdraft facility -- TeleCine acquisition (UK)..............                  --          367
Notes payable (unsecured) -- TeleCine acquisition (UK)............                  --        2,207
Convertible subordinated notes payable --
  Hollywood Digital acquisition...................................               8,399        8,399
                                                                           -----------  -----------

Total.............................................................              26,008       45,191
Less: current maturities..........................................                (578)        (537)
                                                                           -----------  -----------


Total long-term debt..............................................         $    25,430  $    44,654
                                                                           ===========  ===========

         Aggregate loan maturities subsequent to August 31, 1998 are as follows:

FISCAL YEARS ENDING                                         TOTALS
                                                          ----------
1999................................................       $     537
2000................................................           8,419
2001................................................              20
2002................................................          10,721
2003................................................           8,507
Thereafter..........................................          16,987
                                                           ---------
Total...............................................       $  45,191
                                                           =========

         In October 1997, the Company signed a new First Amended and Restated Credit Agreement with its bank to replace the long-term credit agreement signed in December 1994. Under the agreement, the Company may borrow up to $60,000 in revolving loans (including up to 50% in Multi-currency) until November 30, 2001. On that date and quarterly thereafter until August 31, 2003, the revolving loan commitment will reduce by 6.25% to 50% of the combined loan commitment on the reduction date. The remaining 50% will reduce to nil by the expiration of the agreement on December 31, 2003. Annually, the Company may request an automatic extension of the revolving period of the facility for one year that will also extend the term period and the expiration date of the agreement. The Company also has the availability of Standby Letters of Credit up to $2,500 under the facility. The credit facility provides for borrowings at the Bank's Reference, CD, and LIBOR rates ranging from plus .75% to plus 2.125% based on the leverage ratio. The leverage ratio that determines the rate ranges from less than 1:1 to greater than 2.5:1. The leverage ratio may not exceed 3.5:1 until February 28, 2000. Thereafter, the leverage ratio may not exceed 3:1. The facility includes commitment fees at .2% to .5% (based on the leverage ratio) per annum on the unused balance of the credit facility. Other material restrictions include: the coverage ratio (cash flow/fixed charges) may not be less than 1.25:1; Other Indebtedness or Contingent Liabilities (excluding up to $25,000 in Capital or Off Balance Sheet Leases, the convertible subordinated notes issued in the Hollywood Digital acquisition and non-recourse debt up to $50,000 of less than 100% owned Joint Ventures) may not exceed $10,000 without the Bank's approval. Net Worth is not to be less than $54,000 plus net proceeds from issuance of equity plus 50% of consolidated net income subsequent to May 31, 1998 (excluding the effect of stock repurchases up to $8,000 during the fiscal year ending August 31, 1999).

         In January 1998, the Company entered into a three year interest rate swap agreement for a notional amount of $10,000 to hedge the impact of fluctuations in interest rates on its floating rate credit facility. Under the agreement the Company is obligated to pay 5.65% in exchange for receiving 3 month LIBOR on the notional amount. Settlements are quarterly and the contract expires in March 2001. At August 31, 1998 based upon dealer quoted market prices the Company would have to pay $64 to terminate the swap agreement.

         In connection with the acquisition of Paskal Video, the Company issued a promissory note. The note is payable in 60 monthly installments of $13 plus interest at the prime rate.

         In connection with the acquisition of Todd-AO UK, Todd Europe issued a note payable over a three-year period in two installments of $465 and one installment of $388. The note was completely satisfied during 1998.

         In connection with the acquisition of Hollywood Digital, the Company issued convertible subordinated notes. The notes are convertible into the Company's Class A common stock at the adjusted conversion price of $11.812 per share at any time before the maturity date and bear interest at 5% payable annually. The Company also acquired a non-interest bearing note payable to the Community Redevelopment Agency. The note is forgiven at the rate of $20 annually as long as the Company maintains the appearance of the building located on Sunset Boulevard in Hollywood, California.

         In connection with the acquisition of TeleCine, Todd Europe, the Company's U.K. wholly owned subsidiary, issued unsecured loan notes in the amount of $2,207 guaranteed as to principal only and bearing interest at 4.5% payable annually in arrears. In addition, TeleCine has a multiple line facility for overdrafts and working capital in the amount of L1,500 from a bank, which is due on demand until April 2, 1999. Interest on the facility is at 1.5% above the base rate as quoted by the bank.

5.   CAPITALIZED LEASE OBLIGATIONS

         In 1998, the Company acquired lease obligations for equipment which had been capitalized in connection with the acquisition of TeleCine. The lease has an implicit interest rate of approximately 9% and is secured by the related equipment.

         Capitalized lease obligations at August 31, 1998 mature as follows:

1999............................................................................   $ 460
Less amounts representing interest..............................................      38
                                                                                   -----
                                                                                   $ 422
                                                                                   =====


6.   INCOME TAXES

         The Company's effective income tax rate differs from the federal statutory income tax rate due to the following:

YEARS ENDED AUGUST 31,                                                   1996      1997     1998
                                                                        -------   -------  --------
Federal statutory income tax rate...............................           35.0%     35.0%     35.0%
Adjust to actual Company rate...................................           (1.0)     (1.0)     (1.0)
                                                                        -------   -------  --------
Adjusted federal statutory income tax rate......................           34.0      34.0      34.0
State taxes, net of federal benefit.............................            1.6      (2.2)     (6.8)
Other, net......................................................           (0.9)      1.1      (0.7)
                                                                        -------   -------  --------
Total...........................................................           34.7%     32.9%     26.5%
                                                                        =======   =======  ========

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

         Deferred income tax assets and liabilities consist of the following:

                                                      FEDERAL      STATE       FOREIGN      TOTAL
                                                    ----------  -----------  ----------  -----------
1998:
-----
Current Asset:
  Accounts receivable reserves............          $       21  $         5  $      234  $       260
  Vacation pay accruals...................                 275           67          --          342
  State income taxes......................                 (77)          --          --          (77)
  Other...................................                  --            7          --            7
                                                    ----------  -----------  ----------  -----------
TOTAL CURRENT ASSET.......................          $      219  $        79  $      234  $       532
                                                    ==========  ===========  ==========  ===========



Long-Term Asset:
  Deferred compensation...................          $       44   $       10  $       --  $        54
  U.K loss carryover......................                  --           --          84           84
  U.K. capital allowances.................                  --           --         255          255
  State income tax credit carryover.......                  --        1,656          --        1,656
  Other...................................                  (5)          96          --           91
                                                    ----------  -----------  ----------  -----------
Total long-term asset.....................                  39        1,762         339        2,140
                                                    ----------  -----------  ----------  -----------

Long-Term Liability:
  Depreciation............................              (3,481)      (1,192)         --       (4,673)
  Goodwill................................                (128)         (31)         --         (159)
  Deferred gains on property..............              (1,869)        (454)        (80)      (2,403)
  Other...................................                 (53)           9          (2)         (46)
                                                    ----------  -----------  ----------  -----------

Total long-term liability.................              (5,531)      (1,668)        (82)      (7,281)
                                                    ----------  -----------  ----------  -----------
NET LONG-TERM LIABILITY...................             $(5,492)         $94        $257      $(5,141)
                                                    ==========  ===========  ==========  ===========


                                                     FEDERAL      STATE       FOREIGN      TOTAL
                                                    ----------  -----------  ----------  -----------
1997:
Current Asset:
  Accounts receivable reserves............          $      186  $        47  $        9  $       242
  Vacation pay accruals...................                 188           47           0          235
  State income taxes......................                 127            0           0          127
  Other...................................                (192)         (44)         --         (236)
                                                    ----------  -----------  ----------  -----------
TOTAL CURRENT ASSET.......................          $      309  $        50  $        9  $       368
                                                    ==========  ===========  ==========  ===========

Long-Term Asset:
  Deferred compensation...................          $       63  $        16  $       --  $        79
  U.K loss carryover......................                  --           --          83           83
  U.K. capital allowances.................                  --           --         605          605
  State income tax credit carryover.......                  --        1,067          --        1,067
  State income tax loss carryover.........                  --          531          --          531
  Other...................................                  --           --          --            0
                                                    ----------  -----------  ----------  -----------
Total long-term asset.....................                  63        1,614         688        2,365
                                                    ----------  -----------  ----------  -----------

Long-Term Liability:
  Depreciation............................              (2,815)      (1,710)       (352)      (4,877)
  Deferred gains on property..............              (1,420)        (359)        (86)      (1,865)
  Other...................................                (312)          30           0         (282)
                                                    ----------  -----------  ----------  -----------
Total long-term liability.................             (4,547)      (2,039)       (438)      (7,024)
                                                    ----------  -----------  ----------  -----------
NET LONG-TERM LIABILITY...................             $(4,484)      $ (425)       $250      $(4,659)
                                                    ==========  ===========  ==========  ===========

         Components of the income tax provision are as follows:

                                                                        1996      1997       1998
                                                                      ---------  --------  ---------
Current provision -- domestic.................................        $   1,644  $  1,156  $     (84)
Current provision -- foreign..................................              561      (217)       988
Deferred provision -- domestic................................              473     1,343        550
Deferred provision -- foreign.................................              104       666       (224)
                                                                      ---------  --------  ---------
Total.........................................................        $   2,782  $  2,948  $   1,230
                                                                      =========  ========  =========


Components of pre-tax income are as follows:

                                                                        1996       1997      1998
                                                                      ---------  --------  ---------
Domestic......................................................        $   5,978  $  7,454  $   1,675
Foreign.......................................................            1,648     1,499      2,974
                                                                      ---------  --------  ---------
Total.........................................................        $   7,626  $  8,953  $   4,649
                                                                      =========  ========  =========



7.   STOCKHOLDERS' EQUITY

         The Company has 1,000,000 shares of $.01 par value preferred stock authorized. As of August 31, 1998 no shares of preferred stock have been issued or were outstanding.

         The Class B stock is convertible at the option of the holder into Class A stock and is automatically converted to Class A stock under certain circumstances; holders have ten votes per share; transferability is restricted; and dividends are limited to 90% of any dividends paid on Class A stock.

         On July 9, 1996 the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware which increased the authorized shares of Class A Stock from 20,000,000 to 30,000,000 and Class B Stock from 4,000,000 to 6,000,000. In addition, the par value of all classes of stock was reduced from $.25 to $.01 per share. The financial statements set forth herein, and applicable share and per share data for periods and dates included in the accompanying financial statements and notes, have been adjusted to retroactively restate the par value of the common stock.

         The Company has a stock repurchase program under which 1,300,000 shares may be purchased from time to time in the open market or in private transactions. As of August 31, 1998, 1,092,456 shares had been repurchased. 831,856 of these shares have been canceled and returned to authorized but unissued status. On September 2, 1998, the Board of Directors approved an increase of 1,000,000 additional shares which may be purchased under the repurchase program.

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

         The following summarizes stock option activity for the three years ended August 31, 1998:

                                                                                     WEIGHTED
                                                                     NUMBER OF    AVERAGE PRICE
                                                                      SHARES        PER SHARE
                                                                    ------------  ---------------
Options outstanding, September 1, 1995......................           1,161,325      $4.01
Awarded.....................................................              14,500       7.13
Exercised...................................................            (152,600)      3.60
Forfeited...................................................             (14,580)      5.02
                                                                    ------------  ---------------
Options outstanding, August 31, 1996........................           1,008,645      $4.17
Awarded.....................................................             773,000      10.40
Exercised...................................................             (78,564)      2.93
Forfeited...................................................             (37,490)      8.32
                                                                    ------------  ---------------
Options outstanding, August 31, 1997........................           1,665,591      $7.03
Awarded.....................................................              96,000       9.91
Exercised...................................................             (96,206)      3.50
Forfeited...................................................             (31,984)      9.85
                                                                    ------------  ---------------
Options outstanding, August 31, 1998........................           1,633,401      $7.35
                                                                    ============  ===============
Vested as of August 31, 1998................................             903,467
                                                                    ============



         As of August 31, 1998, 82,015 shares and 267,640 shares were available for grant under the 1986 and 1995 plans respectively. All authorized options under the 1994 and 1997 Plans have been granted. Common Shares have been reserved for issuance under the plans for all options outstanding at August 31, 1998.

                              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  ---------------------------------------------  -------------------------------
                                   WEIGHTED
                     NUMBER         AVERAGE        WEIGHTED
   RANGE OF       OUTSTANDING      REMAINING        AVERAGE       EXERCISABLE       WEIGHTED
   EXERCISE        AT AUGUST      CONTRACTUAL      EXERCISE        AT AUGUST        AVERAGE
    PRICES          31, 1998         LIFE            PRICE         31, 1998      EXERCISE PRICE
---------------   -------------  --------------  --------------  --------------  ---------------
$ 4.50 -- 11.00      831,735         6 years          $ 7.12        447,135      $      6.19
  3.26 -- 10.50      386,654         5 years            8.44        198,660             7.29
  3.59               220,000       0.8 years            3.59        176,000             3.59
 10.50                23,346       3.3 years           10.50          9,340            10.50
  9.13 -- 10.50      171,666         8 years           10.36         72,332            10.44
---------------   -------------  --------------  --------------  --------------  ---------------
$ 2.03 -- 11.00    1,633,401      5.23 years          $ 7.35        903,467      $      6.31
                  =============                                  ==============

         The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted during 1998, 1997 and 1996 pursuant to SFAS 123 was approximately $343, $2,738 and $42, respectively. Had the Company adopted SFAS 123, pro forma net income for those years would have been $2,863, $5,461 and $4,836, respectively. Pro forma "basic" net income per share would have been $0.29, $0.57 and $0.59 and "diluted" net income per share would have been $0.28, $0.54 and $0.55 for 1998, 1997 and 1996, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.55%-0.70%, volatility of 25%, a risk free interest rate of 5.05% for 1998 and 6.28% for 1997 and 1996 and expected option lives of 6 to 8 years.

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

         The remaining 11,000 SARs were exercised in January 1996, terminating the SAR Plan.

9.   COMMITMENTS

         OPERATING LEASES - Rent expense for noncancellable operating leases for real property and equipment was $4,526, $4,736 and $6,524 for the years ended August 31, 1996, 1997 and 1998, respectively. Minimum rentals for operating leases for years ending after August 31, 1998 are as follows: 1999, $7,737; 2000, $7,505; 2001, $12,031; 2002, $5,555; 2003, $7,475 and $15,617,
thereafter. Some of the leases have options to extend terms and are subject to escalation clauses and two leases are subject to additional rent based on revenue.

         EMPLOYMENT AGREEMENTS - At August 31, 1998, the Company is committed to compensation under long-term employment agreements with certain of its officers and key employees as follows: 1999, $2,885; 2000, $2,291; 2001, $824 and 2002, $569.

10.  PENSION PLAN

         Certain officers and employees of the Company are eligible for participation in the "Motion Picture Industry Pension Plan" ("MPIPP"), a multi-employer defined benefit pension plan, the Company's 401(k) Profit Sharing Plan and Trust in the U.S. or the Group Personal Pension Plan in the U.K. The Plans are funded by employer and employee contributions. Total pension plan expense for the Plans for the years ended August 31, 1996, 1997, and 1998 are as follows:

                                                                AUGUST 31,
                                                         -------------------------
                                                          1996      1997      1998
                                                         ------    ------    -----
     MPIPP............................................    $ 474     $ 618    $ 648
     U.S. 401(k)......................................    $ 313     $ 225    $ 370
     U.K. Plan........................................    $  81     $  85    $  95

11.  JOINT VENTURES

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

         The Company has organized a limited liability company ("LLC") which is known as "CDP Limited Liability Company" with United Artists Theatre Circuit, Inc., an operator of motion picture theatres ("UATC") for the purpose of exploiting proprietary technology to conserve film stock and reduce the length of wide screen film release prints. The technology, known as "Compact Distribution Print" or "CDP", has been successfully demonstrated, but its implementation will require a broad level of film industry acceptance which has not yet been obtained. Pending such acceptance, further development and marketing expenditures will be minimal. Under a Joint Venture Agreement dated September 8, 1998, the Company, UATC and Richard Vetter, author of certain CDP patents, will have interests of 45%, 45% and 10%, respectively, in any profits of the LLC, after the recoupment of their defined investments in the CDP technology.

         On September 8, 1997, the Company and Disney Character Voices International, Inc. ("DCVI") committed to jointly establishing a dubbing and audio post production studio in Germany. The Company and DCVI's German subsidiaries, Todd-AO GERMANY GmbH and BUENA VISTA INTERNATIONAL FILM PRODUCTION (GERMANY) GmbH have agreed to jointly build a state-of-the-art, all-digital post production complex in Munich. The 36,000 square foot facility will include feature and video mixing studios, film and video dialogue recording rooms and editorial suites. The Company will manage all technical and operational functions and DCVI will coordinate the creative services of the studios. Additional joint ventures are contemplated for France, Italy, Spain and Asia. The foreign language dubbing studios will provide each of those territories with state-of-the-art theatrical and television recording, mixing and editing facilities.

12.  CONTINGENCIES

         The Company is involved in litigation and similar claims incidental to the conduct of its business. In management's opinion, none of the pending actions is likely to have a material adverse impact on the Company's financial position or results of operations.

13.  BUSINESS SEGMENT INFORMATION

         The Company does business in one industry segment. Information as to the Company's operations in different geographic areas is as follows for the years ended August 31, 1996, 1997 and 1998.

                                                                   1996         1997        1998
                                                                ----------  -----------  -----------
REVENUES:
  United States..........................................       $   51,394  $    65,436  $    79,143
  Europe.................................................           11,526       13,535       23,471
                                                                ----------  -----------  -----------
  Total..................................................       $   62,920  $    78,971  $   102,614
                                                                ==========  ===========  ===========

NET INCOME:
  United States..........................................       $    3,861  $     4,955  $     1,209
  Europe.................................................              983        1,050        2,210
                                                                ----------  -----------  -----------
  Total..................................................       $    4,844  $     6,005  $     3,419
                                                                ==========  ===========  ===========

ASSETS:
  United States..........................................       $   50,552  $    85,569  $    91,001
  Europe.................................................           13,634       17,882       44,365
                                                                ----------  -----------  -----------
  Total..................................................       $   64,186  $   103,451  $   135,366
                                                                ==========  ===========  ===========

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         BASIC            DILUTED
                                                                        EARNINGS          EARNINGS
                                                                          PER              PER
                                                                         COMMON           COMMON
1997                             TOTAL        GROSS         NET          SHARE             SHARE
----                            REVENUES      PROFIT       INCOME      OUTSTANDING      OUTSTANDING
                              ------------  ----------   ----------  ---------------  --------------
First Quarter............     $     20,340  $    3,069   $    1,771  $      .21       $      .20
Second Quarter...........           19,341       2,611        1,518         .15              .14
Third Quarter............           19,657       2,688        1,900         .19              .18
Fourth Quarter...........           19,633       1,455          816         .08              .08
                              ------------  ----------   ----------  ---------------  --------------
TOTAL....................     $     78,971  $    9,823   $    6,005  $      .63 (a)   $      .59 (a)
                              ============  ==========   ==========  ===============  ==============


                                                                         BASIC            DILUTED
                                                                        EARNINGS          EARNINGS
                                                                          PER              PER
                                                            NET          COMMON           COMMON
1998                             TOTAL        GROSS        INCOME        SHARE             SHARE
----                            REVENUES      PROFIT       (LOSS)      OUTSTANDING      OUTSTANDING
                              ------------  ----------   ----------  ---------------  --------------
First Quarter............     $     25,024   $   3,262   $    1,773  $      .18       $      .16
Second Quarter...........           22,582       1,991        1,316         .13              .12
Third Quarter............           27,252       2,860        1,627         .16              .15
Fourth Quarter...........           27,756         537       (1,297)       (.13)            (.11)
                              ------------  ----------   ----------  ---------------  --------------
TOTAL....................     $    102,614  $    8,650   $    3,419  $      .34 (a)   $      .33 (a)
                              ============  ==========   ==========  ===============  ==============

--------------------
(a) Aggregate per share amounts for each quarter may differ from annual totals as each is independently calculated.

                             THE TODD-AO CORPORATION             SCHEDULE II

                         VALUATION AND QUALIFYING ACCOUNTS
                              (DOLLARS IN THOUSANDS)
                    YEARS ENDED AUGUST 31, 1996, 1997 AND 1998


                COLUMN                      COLUMN           COLUMN         COLUMN         COLUMN
                  A                            B               C               D             E
---------------------------------------  --------------  --------------  -------------  ------------
                                                           ADDITIONS
                                                            CHARGED
                                           BALANCE AT     (CREDITED) TO                    BALANCE
                                          BEGINNING OF        COSTS        DEDUCTIONS     AT END OF
             DESCRIPTION                     PERIOD        ANDEXPENSES      AND OTHER       PERIOD
---------------------------------------  --------------  --------------  -------------  ------------
Allowance for doubtful accounts:

Year ended August 31, 1996............       $   828         $ (158)        $    26 (a)     $  696
                                             =======         ======         =======        =======

Year ended August 31, 1997............       $   696         $  106         $  (240)(b)     $  562
                                             =======         ======         =======        =======

Year ended August 31, 1998............       $   562         $  (28)        $ 1,234 (c)     $1,768
                                             =======         ======         =======        =======


(a)  Includes balance acquired in acquisition of Editworks ($28).
(b)  Includes balance acquired in acquisition of Hollywood Digital ($351).
(c)  Includes balance acquired in acquisition of TeleCine ($1,220).