Form 10-Q
period 1998-11-30
TODD AO CORP
filed 1999-01-14
CIK 61442

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended NOVEMBER 30, 1998
                                          OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

The number of shares of common stock outstanding at January 11, 1999 was:
7,747,212 Class A Shares and 1,747,178 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

NOVEMBER 30, 1998

INDEX
-------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION                                             Page

     Item 1- FINANCIAL STATEMENTS

       The following financial statements are filed herewith:

          Consolidated Balance Sheets, November 30, 1998 and
                 August 31, 1998                                              3

          Consolidated Statements of Income and Retained Earnings for the
                 Three Months Ended November 30, 1998 and 1997                5

          Consolidated Statements of Cash Flows for the Three Months Ended
                 November 30, 1998 and 1997                                   6

          Notes to Consolidated Financial Statements for the Three Months
                 Ended November 30, 1998                                      8

     Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10


PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings                                                  14

 Item 6 - Exhibits and Reports on Form 8-K                                   14

          Signature                                                          14

                              THE TODD-AO CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)


                                       ASSETS





                                                              AUGUST 31,    NOVEMBER 30,
                                                              ----------   -------------
                                                                1998           1998
                                                              ----------   -------------
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . $   3,997     $    5,765
Marketable securities. . . . . . . . . . . . . . . . . . . .     1,490          1,329
Trade receivables
 (net of allowance for doubtful accounts of $1,829 at
 November 30, 1998 and $1,768 at August 31, 1998)  . . . . .    18,164         22,568
Income tax receivable. . . . . . . . . . . . . . . . . . . .     1,397          1,384
Inventories (first-in first-out basis) . . . . . . . . . . .       783            661
Deferred income taxes. . . . . . . . . . . . . . . . . . . .       301            301
Prepaid deposits and other . . . . . . . . . . . . . . . . .     3,629          3,579
                                                             ---------     ----------
Total current assets . . . . . . . . . . . . . . . . . . . .    29,761         35,587
                                                             ---------     ----------
INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . . . .       956            738
                                                             ---------     ----------
PROPERTY AND EQUIPMENT - At Cost:
Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,270          4,270
Buildings. . . . . . . . . . . . . . . . . . . . . . . . . .    11,293         10,251
Leasehold improvements . . . . . . . . . . . . . . . . . . .    15,054         16,055
Lease acquisition costs. . . . . . . . . . . . . . . . . . .     2,187          2,187
Equipment. . . . . . . . . . . . . . . . . . . . . . . . . .    76,172         79,315
Equipment under capital leases . . . . . . . . . . . . . . .     1,151          1,151
Construction in progress . . . . . . . . . . . . . . . . . .     1,466          2,903
                                                             ---------     ----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .   111,593        116,132
Accumulated depreciation and amortization. . . . . . . . . .   (38,046)       (41,099)
                                                             ---------     ----------
Property and equipment - net . . . . . . . . . . . . . . . .    73,547         75,033
                                                             ---------     ----------
GOODWILL
 (net of accumulated amortization of $1,993 at
 November 30, 1998 and $1,646 at August 31, 1998). . . . . .    29,193         28,843
                                                             ---------     ----------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . .     1,909          2,181
                                                             ---------     ----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 135,366     $  142,382
                                                             ---------     ----------
                                                             ---------     ----------



                  See notes to consolidated financial statements.

                              THE TODD-AO CORPORATION

                               (DOLLARS IN THOUSANDS)


                        LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                  AUGUST 31,    NOVEMBER 30,
                                                                 -----------    ------------
                                                                    1998           1998
                                                                 -----------    ------------
CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . .   $    6,464     $    5,358
Accrued liabilities:
  Payroll and related taxes. . . . . . . . . . . . . . . . . .        3,520          5,900
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . .          369            537
  Equipment lease. . . . . . . . . . . . . . . . . . . . . . .          569            563
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,201          1,945
  Income taxes payable . . . . . . . . . . . . . . . . . . . .        1,090          1,557
Current maturities of long-term debt . . . . . . . . . . . . .          537            515
Capitalized lease obligations - current. . . . . . . . . . . .          422            396
Deferred income. . . . . . . . . . . . . . . . . . . . . . . .          897            878
                                                                 ----------     ----------
Total current liabilities. . . . . . . . . . . . . . . . . . .       17,069         17,649
                                                                 ----------     ----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . .       44,654         51,994
DEFERRED COMPENSATION AND OTHER. . . . . . . . . . . . . . . .          266            135
DEFERRED GAIN ON SALE/LEASEBACK TRANSACTIONS . . . . . . . . .        6,085          5,469
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . .        4,911          5,787
OTHER. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,061          1,715
                                                                 ----------     ----------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . .       75,046         82,749
                                                                 ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock:
  Class A; authorized 30,000,000 shares of $0.01 par value;
  issued 7,868,869 at November 30, 1998 and 8,438,700 at
  August 31, 1998. . . . . . . . . . . . . . . . . . . . . . .           84             79
  Class B; authorized 6,000,000 shares of $0.01 par value;
  issued and outstanding 1,747,178 . . . . . . . . . . . . . .           17             17
Additional capital . . . . . . . . . . . . . . . . . . . . . .       40,805         36,823
Treasury stock (121,657 and 235,151 shares at cost
  As of November 30, 1998 and August 31, 1998, respectively) .       (2,338)        (1,118)
Retained earnings. . . . . . . . . . . . . . . . . . . . . . .       20,538         22,838
Accumulated comprehensive income:
 Unrealized gains (losses) on marketable securities
 and long-term investments . . . . . . . . . . . . . . . . . .          198            (23)
 Cumulative foreign currency translation adjustment. . . . . .        1,016          1,017
                                                                 ----------     ----------
Total stockholders' equity . . . . . . . . . . . . . . . . . .       60,320         59,633
                                                                 ----------     ----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  135,366     $  142,382
                                                                 ----------     ----------
                                                                 ----------     ----------





                  See notes to consolidated financial statements.

                              THE TODD-AO CORPORATION

              CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    1997          1998
                                                                -----------    -----------
REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    25,024    $    33,947
                                                                -----------    -----------
COSTS AND EXPENSES:
Operating costs and other expenses . . . . . . . . . . . . . .       19,314         25,705
Depreciation and amortization. . . . . . . . . . . . . . . . .        2,421          3,403
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .          412            866
Equipment lease expense - net. . . . . . . . . . . . . . . . .           27             55
Other (income) expense - net . . . . . . . . . . . . . . . . .           98            144
                                                                -----------    -----------
Total costs and expenses . . . . . . . . . . . . . . . . . . .       22,272         30,173
                                                                -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES . . . . . . . . . . .        2,752          3,774
  PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . .          979          1,306
                                                                -----------    -----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .        1,773          2,468
RETAINED EARNINGS BEGINNING OF PERIOD. . . . . . . . . . . . .       17,711         20,510
LESS:  DIVIDENDS PAID. . . . . . . . . . . . . . . . . . . . .         (147)          (140)
                                                                -----------    -----------
RETAINED EARNINGS END OF PERIOD. . . . . . . . . . . . . . . .  $    19,337    $    22,838
                                                                -----------    -----------
                                                                -----------    -----------

NET INCOME PER COMMON SHARE:
Net income available to common stockholders. . . . . . . . . .  $     1,773    $     2,468
Effect of dilutive securities:
  5% convertible debentures. . . . . . . . . . . . . . . . . .           70             67
                                                                -----------    -----------
Net income available to common stockholders
  plus assumed conversions . . . . . . . . . . . . . . . . . .  $     1,843    $     2,535
                                                                -----------    -----------

WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC. . . . . . . . . . . . . . . . . . . . .   10,016,631      9,535,765

Effect of dilutive securities:
  Stock options. . . . . . . . . . . . . . . . . . . . . . . .      534,573        331,538
  5% convertible debentures. . . . . . . . . . . . . . . . . .      711,057        697,677
                                                                -----------    -----------

WEIGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED. . . . . . . . . . . . . . . . . . . .   11,262,261     10,564,980
                                                                -----------    -----------

NET INCOME PER COMMON SHARE - BASIC. . . . . . . . . . . . . .  $      0.18    $      0.26
                                                                -----------    -----------
                                                                -----------    -----------
NET INCOME PER COMMON SHARE - DILUTED. . . . . . . . . . . . .  $      0.16    $      0.24
                                                                -----------    -----------
                                                                -----------    -----------


                   See notes to consolidated financial statements.

                              THE TODD-AO CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                              (DOLLARS IN THOUSANDS)



                                                                    1997           1998
                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . .   $    1,773     $    2,468
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . .        2,421          3,403
  Deferred income taxes. . . . . . . . . . . . . . . . . . . .          623            876
  Deferred compensation and other. . . . . . . . . . . . . . .         (127)          (130)
  Amortization of deferred gain on
   sale/leaseback transaction. . . . . . . . . . . . . . . . .         (453)          (616)
 (Gain) on sale of marketable securities
   and investments . . . . . . . . . . . . . . . . . . . . . .          (27)            --
 Loss (gain) on disposition of fixed assets. . . . . . . . . .           22            (39)
 Shares issued for stock award . . . . . . . . . . . . . . . .           66             --
 Changes in assets and liabilities (net of acquisitions):
   Trade receivables, net. . . . . . . . . . . . . . . . . . .       (3,384)        (4,404)
   Inventories and other current assets. . . . . . . . . . . .         (207)           169
   Accounts payable and accrued liabilities. . . . . . . . . .        2,283            172
   Income taxes payable, net . . . . . . . . . . . . . . . . .          794            480
   Provision for liabilities . . . . . . . . . . . . . . . . .           --           (346)
   Deferred income . . . . . . . . . . . . . . . . . . . . . .          230            (19)
                                                                 ----------     ----------
Net cash provided by operating activities: . . . . . . . . . .        4,014          2,014
                                                                 ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of marketable securities
  and investments. . . . . . . . . . . . . . . . . . . . . . .          517            161
 Proceeds from disposition of fixed assets . . . . . . . . . .           --            101
 Capital expenditures. . . . . . . . . . . . . . . . . . . . .       (6,682)        (4,601)
 Other assets. . . . . . . . . . . . . . . . . . . . . . . . .         (558)          (291)
                                                                 ----------     ----------
Net cash flows used in investing activities: . . . . . . . . .    $  (6,723)     $  (4,630)
                                                                 ----------     ----------


                              THE TODD-AO CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                              (DOLLARS IN THOUSANDS)
                                    (CONTINUED)



                                                                        1997          1998
                                                                   ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt . . . . . . . . . . . . . . . . .    $   1,400      $   8,060
  Payments on long-term debt . . . . . . . . . . . . . . . . . .       (8,809)          (742)
  Payments on capital lease obligations. . . . . . . . . . . . .          (28)           (26)
  Proceeds from sale/leaseback transaction . . . . . . . . . . .        8,500             --
  Proceeds from issuance of common stock . . . . . . . . . . . .          158             --
  Treasury stock purchases . . . . . . . . . . . . . . . . . . .         (325)        (2,767)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . .         (147)          (141)
                                                                   ----------     ----------

Net cash flows provided by financing activities: . . . . . . . .          749          4,384
  Effect of exchange rate changes on cash. . . . . . . . . . . .          372             --
                                                                   ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . .       (1,588)          1,768
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . .        5,127          3,997
                                                                   ----------     ----------
 CASH AND CASH EQUIVALENTS AT
END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . .    $   3,539      $   5,765
                                                                   ----------     ----------
                                                                   ----------     ----------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     327      $     653
                                                                   ----------     ----------
                                                                   ----------     ----------
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .    $       0      $       0
                                                                   ----------     ----------
                                                                   ----------     ----------



THE TODD-AO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

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

3. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), during the year ending August 31, 1998 and has restated its net income per common share disclosures for prior periods to comply with SFAS No. 128. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method.

4. On May 8, 1998, Todd Europe, a wholly owned United Kingdom subsidiary of the Company, purchased substantially all of the outstanding shares of Tele-Cine Cell Group plc. ("TeleCine"), a U.K. Corporation. The purchase price of the shares was $17,948 (L11,011) of which $15,741 was paid in cash and $2,207 is represented by unsecured loan notes guaranteed as to principal only and bearing interest at a fixed rate of 4.5% payable annually in arrears. Included above is cash in the amount of $495 which was paid by Todd Europe for costs incurred in connection with the acquisition. TeleCine is a London based facility that specializes in video post-production and special effects providing services to the film and television industries.

     The acquisition is being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the three months ended November 30, 1997 is presented as if the acquisition had occurred on September 1, 1997. Pro forma adjustments for TeleCine are primarily to eliminate operations discontinued as part of the acquisition plan, to adjust depreciation to estimated useful lives of assets acquired, amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes.

                                                                      1997
                                                                   ---------
          Revenues . . . . . . . . . . . . . . . . . . . . . . .   $  30,410
                                                                   ---------
                                                                   ---------
          Net income . . . . . . . . . . . . . . . . . . . . . .   $   2,478
                                                                   ---------
                                                                   ---------
          Net income per common share - Basic. . . . . . . . . .   $    0.25
                                                                   ---------
                                                                   ---------
          Net income per common share - Diluted. . . . . . . . .   $    0.23
                                                                   ---------
                                                                   ---------


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

     The net equipment lease expense is as follows for the three months ended:

                                                                   LEASE #1   LEASE #2      TOTAL
                                                                   --------   --------    -------
            NOVEMBER 30, 1998
            Equipment lease costs. . . . . . . . . . . . . . . .   $    315   $    354    $   669
            Amortization of deferred gain
               on sale of equipment. . . . . . . . . . . . . . .       (368)      (246)      (614)
                                                                   --------   --------    -------
            Equipment lease expense, net . . . . . . . . . . . .   $    (53)  $    108    $    55
                                                                   --------   --------    -------
                                                                   --------   --------    -------

            NOVEMBER 30, 1997
            Equipment lease costs. . . . . . . . . . . . . . . .   $    424   $     56    $   480
            Amortization of deferred gain
               on sale of equipment. . . . . . . . . . . . . . .       (367)       (86)      (453)
                                                                   --------   --------    -------
            Equipment lease expense, net . . . . . . . . . . . .   $     57   $    (30)   $    27
                                                                   --------   --------    -------
                                                                   --------   --------    -------

     In December 1998, the Company signed a third agreement with its bank to implement the sale/leaseback of certain equipment for up to $10,000. An aggregate of $8,809 of sound studio and video equipment was sold and leased back on December 30, 1998. The agreement consists of a base 2-year term plus five additional 1-year terms amortizing to approximately 41% and terminates on December 30, 2005.

6. The Company has a stock repurchase program under which 2,300,000 shares may be purchased from time to time in the open market or in private transactions. As of November 30, 1998, 1,563,456 shares had been repurchased. 1,432,705 of these shares have been cancelled and returned to authorized but unissued status.

7. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted SFAS No. 130 beginning in the first quarter of fiscal 1999. Comprehensive income is defined as all changes in shareholders' equity, except those resulting from investments by or distributions to shareholders. The Company's comprehensive income is as follows for the three months ended:

                                                   NOVEMBER 30,   NOVEMBER 30,
                                                   ------------   ------------
                                                      1997            1998
                                                   ------------   ------------
          Net income . . . . . . . . . . . . . . .  $     1,773    $     2,468
          Unrealized gain (loss) on marketable
            securities and long-term investments .           35           (221)
          Foreign currency translation
            adjustments. . . . . . . . . . . . . .          385              1
                                                   ------------   ------------
          Comprehensive income . . . . . . . . . .  $     2,193    $     2,248
                                                   ------------   ------------
                                                   ------------   ------------

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

     In December 1998, the Company signed a third agreement with its bank to implement the sale/leaseback of certain equipment for up to $10,000. An aggregate of $8,809 of sound studio and video equipment was sold and leased back on December 30, 1998. The agreement consists of a base 2-year term plus five additional 1-year terms amortizing to approximately 41% and terminates on December 30, 2005. The agreement provides for interest at the same LIBOR rates and terms as the second sale/leaseback agreement (see above).

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

     The credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that funds generated from operations, proceeds from the sale/leaseback agreements and the borrowings available under the restated credit facility will be sufficient to meet the needs of the Company at least through the end of fiscal year 1999.

     In June 1997, the Company used $15,760 under the credit facility to acquire the assets of Hollywood Digital. In November 1997, the Company used $8,500 from the sale/leaseback of equipment described above to pay down the credit facility debt. In May 1998, the Company used $14,000 under the credit facility to fund a substantial portion of the TeleCine acquisition. As of November 30, 1998, the Company had $41,625 outstanding under the credit facility.

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

2.   Material Changes in Results of Operations

     THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997

     Revenues increased $8,923 or 35.7% from $25,024 to $33,947 primarily due to the acquisition of TeleCine in May 1998 and to an increase in all other video and sound services of the Company. TeleCine recorded video services revenues of $6,456 which was supplemented by an increase of $1,584 from the Company's other video divisions. This increase includes revenues of $735 from Todd-AO Video Services DVD formed in May 1998 to provide DVD product services to the major Hollywood studios and others. Higher utilization and activity in the Company's sound services divisions was responsible for an increase in sound services revenues of $1,073.

     Operating costs and other expenses increased $6,391 or 33.1% from $19,314 to $25,705. Cost increases are related to the TeleCine acquisition ($4,809) and the other revenue increases described above.

     Depreciation and amortization increased $982 or 40.1% primarily due to the equipment and goodwill acquired in the TeleCine acquisition ($599) and to the assets placed in service in March 1998 in connection with the new THD Santa Monica facility ($294) as well as increased capital expenditures in other divisions.

     Interest expense increased $454 or 110.2% primarily due to the TeleCine acquisition financing.

     As a result of the above, income before taxes increased $1,022 or 37.1% from $2,752 to $3,774 and net income increased $695 or 39.2% from $1,773 to $2,468.

     MATERIAL CHANGES IN CASH FLOWS

     For the three months ended November 30, 1998, the Company generated $2,025 in cash from operating activities compared to $4,014 in 1997. Net income of $2,468 adjusted for depreciation and net amortization of $2,787 provided cash of $5,255 in 1998 compared to $3,741 in 1997. Increases in accounts payable and other liabilities were restricted to $298 in 1998 compared to $3,307 in 1997. Cash provided by operations was utilized primarily to fund trade receivables and other current assets in both years.

     Net cash generated from operating activities supplemented by borrowings from the Company's credit facility of $8,060 were used to purchase treasury stock under the Company's stock repurchase program, reinvest in capital assets of the Company and to pay down long-term debt.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a).      (1)(a)    Lease Intended as Security dated as of December 30,
                         1998 between BA Leasing and Capital Corporation and The
                         Todd-AO Corporation.

               (1)(b) Appendix to Lease Intended as Security dated as of December 30, 1998 between BA Leasing and Capital Corporation and The Todd-AO Corporation.

               (2)       Exhibit 27 Financial Data Schedule.





                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE TODD-AO CORPORATION



  January 13, 1999                      /s/  Silas R. Cross
----------------------             ------------------------------
            Date                             Silas R. Cross
                                        Chief Accounting Officer