Form 10-Q
period 1999-02-28
TODD AO CORP
filed 1999-04-14
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended FEBRUARY 28, 1999

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

The number of shares of common stock outstanding at April 15, 1999 was:
7,702,038 Class A Shares and 1,747,178 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FEBRUARY 28, 1999

INDEX
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                          Page
  Item 1- FINANCIAL STATEMENTS

     The following financial statements are filed herewith:

          Condensed Consolidated Balance Sheets, February 28, 1999
                 (Unaudited) and August 31, 1998                           3

          Condensed Consolidated Statements of Income and Retained
                 Earnings for the Six and Three Months Ended
                 February 28, 1999 and 1998 (Unaudited)                    5

          Condensed Consolidated Statements of Cash Flows for the Six
                 Months Ended February 28, 1999 and 1998 (Unaudited)       6

          Notes to Condensed Consolidated Financial Statements for the
                 Six Months Ended February 28, 1999 (Unaudited)            8

  Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10
PART II - OTHER INFORMATION
  Item 1 - Legal Proceedings                                              14

  Item 6 - Exhibits and Reports on Form 8-K                               14

           Signature                                                      14

                             THE TODD-AO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                          AUGUST 31,    FEBRUARY 28,
                                                                        -------------  --------------
                                                                            1998           1999
                                                                                         (UNAUDITED)
                                                                        -------------  --------------
CURRENT ASSETS

Cash and cash equivalents...........................................         $  3,997       $  7,773
Marketable securities...............................................            1,490          1,379
Trade receivables
   (net of allowance for doubtful accounts of $1,773 at
   February 28, 1999 and $1,768 at August 31, 1998) ................           18,164         20,988
Income tax receivable...............................................            1,397          1,307
Inventories (first-in first-out basis)..............................              783            756
Deferred income taxes...............................................              301            280
Prepaid deposits and other..........................................            3,629          3,096
                                                                        -------------  -------------
Total current assets................................................           29,761         35,579
                                                                        -------------  -------------
INVESTMENTS.........................................................              956          1,209
                                                                        -------------  -------------
PROPERTY AND EQUIPMENT - At Cost:
Land................................................................            4,270          4,270
Buildings...........................................................           11,293         11,536
Leasehold improvements..............................................           15,054         14,914
Lease acquisition costs.............................................            2,187          2,187
Equipment...........................................................           76,172         74,963
Equipment under capital leases......................................            1,151          1,151
Construction in progress............................................            1,466          2,265
                                                                        -------------  -------------
Total...............................................................          111,593        111,286
Accumulated depreciation and amortization...........................          (38,046)       (43,369)
                                                                        -------------  -------------
Property and equipment - net........................................           73,547         67,917
                                                                        -------------  -------------
GOODWILL
   (net of accumulated amortization of $2,160 at
   February 28, 1999 and $1,646 at August 31, 1998).................           29,193         28,680
                                                                        -------------  -------------
OTHER ASSETS........................................................            1,909          2,018
                                                                        -------------  -------------
TOTAL...............................................................         $135,366       $135,403
                                                                        -------------  -------------
                                                                        -------------  -------------

            See notes to condensed consolidated financial statements.

                             THE TODD-AO CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           AUGUST 31,    FEBRUARY 28,
                                                                         -------------  -------------
                                                                            1998             1999
                                                                                          (UNAUDITED)
                                                                         -------------  -------------
  CURRENT LIABILITIES:
  Accounts payable..................................................           $  6,464        $  5,721
  Accrued liabilities:
     Payroll and related taxes......................................              3,520           4,274
     Interest.......................................................                369             513
     Equipment lease................................................                569             750
     Other..........................................................              3,201           2,395
  Income taxes payable..............................................              1,090           2,325
  Current maturities of long-term debt..............................                537             269
  Capitalized lease obligations - current...........................                422             370
  Deferred income...................................................                897           1,006
                                                                          -------------  --------------
  Total current liabilities.........................................             17,069          17,623
                                                                          -------------  --------------
  LONG-TERM DEBT....................................................             44,654          45,700
  DEFERRED COMPENSATION AND OTHER...................................                266             204
  DEFERRED GAIN ON SALE/LEASEBACK TRANSACTIONS......................              6,085           5,101
  DEFERRED INCOME TAXES.............................................              4,911           4,834
  OTHER.............................................................              2,061           1,502
                                                                          -------------  --------------
  Total liabilities.................................................             75,046          74,964
                                                                          -------------  --------------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
  Common Stock:
     Class A; authorized 30,000,000 shares of $0.01 par value;
     7,778,338 issued at February 28, 1999 and 8,438,700 at
     August 31, 1998.....................................................            84              78
     Class B; authorized 6,000,000 shares of $0.01 par value; issued and
     outstanding 1,747,178...............................................            17              17
  Additional capital.....................................................        40,805          35,959
  Treasury stock (56,700 and 235,151 shares at cost
      as of February 28, 1999 and August 31, 1998, respectively).........        (2,338)           (471)
  Retained earnings......................................................        20,538          23,623
  Accumulated comprehensive income:
      Unrealized gains on marketable securities
      and long-term investments..........................................           198             248
      Cumulative foreign currency translation adjustment.................         1,016             985
                                                                          -------------  --------------
  Total stockholders' equity.............................................        60,320          60,439
                                                                          -------------  --------------
  TOTAL..................................................................      $135,366        $135,403
                                                                          -------------  --------------
                                                                          -------------  --------------

            See notes to condensed consolidated financial statements.

                             THE TODD-AO CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
          FOR THE SIX AND THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             SIX MONTHS                 THREE MONTHS
                                                                      --------------------------  --------------------------
                                                                           1998         1999          1998          1999
                                                                       (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                                      ------------  ------------  ------------  ------------
  REVENUES.....................................................        $    47,606   $    62,335   $    22,582   $    28,388
                                                                      ------------  ------------  ------------  ------------
  COSTS AND EXPENSES:
  Operating costs and other expenses...........................             37,528        49,593        18,214        23,888
  Depreciation and amortization................................              4,714         6,371         2,293         2,968
  Interest.....................................................                589         1,618           177           752
  Equipment lease expense - net................................                111           420            84           365
  Other (income) - net.........................................               (123)         (703)         (221)         (847)
                                                                      ------------  ------------  ------------  ------------
  Total costs and expenses.....................................             42,819        57,299        20,547        27,126
                                                                      ------------  ------------  ------------  ------------
  INCOME BEFORE PROVISION FOR INCOME TAXES                                   4,787         5,036         2,035         1,262
  PROVISION FOR INCOME TAXES...................................              1,698         1,671           719           365
                                                                      ------------  ------------  ------------  ------------
  NET INCOME...................................................              3,089         3,365   $     1,316   $       897
                                                                                                  ------------  ------------
                                                                                                  ------------  ------------
  RETAINED EARNINGS BEGINNING OF PERIOD........................             17,711        20,538
  LESS: DIVIDENDS PAID.........................................               (295)         (280)
                                                                      ------------  ------------
  RETAINED EARNINGS END OF PERIOD..............................        $    20,505   $    23,623
                                                                      ------------  ------------
                                                                      ------------  ------------
  NET INCOME PER COMMON SHARE:
  Net income available to common stockholders..................        $     3,089   $     3,365   $     1,316   $       897
  Effect of dilutive securities:
     5% convertible debentures.................................                159           129            75            62
                                                                      ------------  ------------  ------------  ------------
  Net income available to common stockholders
     plus assumed conversions..................................        $     3,248   $     3,494   $     1,391   $       959
                                                                      ------------  ------------  ------------  ------------
  WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC.......................................         10,004,781     9,506,418     9,987,278     9,477,070
  Effect of dilutive securities:
     Stock options.............................................            510,835       380,694       487,096       429,850
     5% convertible debentures.................................            711,057       670,509       711,057       643,341
                                                                      ------------  ------------  ------------  ------------
  WEIGHTED AVERAGE SHARES
     OUTSTANDING - DILUTED.....................................         11,226,673    10,557,621    11,185,431    10,550,261
                                                                      ------------  ------------  ------------  ------------
  NET INCOME PER COMMON SHARE - BASIC..........................        $      0.31   $      0.35   $      0.13   $      0.10
                                                                      ------------  ------------  ------------  ------------
                                                                      ------------  ------------  ------------  ------------
  NET INCOME PER COMMON SHARE - DILUTED........................        $      0.29   $      0.33   $      0.12   $      0.09
                                                                      ------------  ------------  ------------  ------------
                                                                      ------------  ------------  ------------  ------------

            See notes to condensed consolidated financial statements.

                             THE TODD-AO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                            1998           1999
                                                                         (UNAUDITED)    (UNAUDITED)
                                                                        -------------  -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income......................................................         $  3,089        $ 3,365
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization................................            4,714          6,371
       Deferred income taxes........................................              334            (56)
       Deferred compensation and other..............................             (138)           (93)
       Amortization of deferred gain on
           sale/leaseback transaction...............................           (1,060)        (1,230)
       (Gain) on sale of marketable securities
           and investments..........................................              (49)            --
       (Gain) loss on disposition of fixed assets...................                8           (190)
       Shares issued for stock award................................               66             --
       Changes in assets and liabilities (net of acquisitions):
          Trade receivables, net....................................           (3,311)        (2,824)
          Inventories and other current assets......................              (39)           557
          Accounts payable and accrued liabilities..................             (291)          (651)
             Accrued equipment lease................................              (69)           181
          Income taxes payable, net.................................            1,230          1,328
          Provision for liabilities.................................               --           (559)
          Deferred income...........................................              (59)           109
                                                                        -------------  -------------
  Net cash flows provided by operating activities: .................            4,425          6,308
                                                                        -------------  -------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities and investments...............              (38)           (92)
    Proceeds from sale of marketable securities
       and investments..............................................              979             --
    Proceeds from disposition of fixed assets.......................                5            136
    Capital expenditures............................................          (13,189)        (8,640)
    Other assets....................................................               75           (206)
                                                                        -------------  -------------
  Net cash flows (used in) investing activities: ...................         $(12,168)       $(8,802)
                                                                        -------------  -------------

                             THE TODD-AO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)

                                                                       1998           1999
                                                                    (UNAUDITED)    (UNAUDITED)
                                                                   -------------  ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings of long-term debt...............................          $ 6,400      $ 10,846
    Payments of long-term debt.................................           (8,870)      (10,068)
    Payments on capital lease obligations......................              (33)          (52)
    Proceeds from sale/leaseback transaction...................            8,500         8,809
    Proceeds from issuance of common stock.....................              182             4
    Treasury stock transactions................................             (489)       (2,989)
    Dividends paid.............................................             (295)         (280)
                                                                   -------------  ------------
  Net cash flows provided by financing activities: ............            5,395         6,270
     Effect of exchange rate changes on cash ..................               --            --
                                                                   -------------  ------------
  NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS......................................           (2,348)        3,776
  CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD.......................................            5,127         3,997
                                                                   -------------  ------------
  CASH AND CASH EQUIVALENTS AT
     END OF PERIOD.............................................          $ 2,779      $  7,773
                                                                   -------------  ------------
                                                                   -------------  ------------
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest...................................................          $   303      $  1,392
                                                                   -------------  ------------
                                                                   -------------  ------------
    Income taxes...............................................               --      $    240
                                                                   -------------  ------------
                                                                   -------------  ------------

            See notes to condensed consolidated financial statements.

THE TODD-AO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 (UNAUDITED)
(Dollars in Thousands, except per share amounts)
--------------------------------------------------------------------------------

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

4. On May 8, 1998, Todd-AO Europe Holding Co., Ltd. ("Todd Europe"), a wholly owned United Kingdom subsidiary of the Company, purchased substantially all of the outstanding shares of Tele-Cine Cell Group plc. ("TeleCine"), a U.K. Corporation. The purchase price of the shares was $17,948 (L11,011) of which $15,741 was paid in cash and $2,207 is represented by unsecured loan notes guaranteed as to principal only and bearing interest at a fixed rate of 4.5% payable annually in arrears. Included above is cash in the amount of $495 which was paid by Todd Europe for costs incurred in connection with the acquisition. TeleCine is a London based facility that specializes in video post-production and special effects providing services to the film and television industries.

       The acquisition is being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the six months ended February 28, 1998 is presented as if the acquisition had occurred on September 1, 1997. Pro forma adjustments for TeleCine are primarily to eliminate operations discontinued as part of the acquisition plan, to adjust depreciation to estimated useful lives of assets acquired, amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes.

                                                                    1997
                                                                -----------
           Revenues........................................         $57,617
                                                                -----------
                                                                -----------
           Net income......................................         $ 4,075
                                                                -----------
                                                                -----------
           Net income per common share - Basic.............         $  0.41
                                                                -----------
                                                                -----------
           Net income per common share - Diluted...........         $  0.38
                                                                -----------
                                                                -----------

5. In December 1998, November 1997 and December 1994 the Company signed agreements with its bank to implement the sale/leaseback of certain equipment. The agreements terminate on December 30, 2005, December 1, 2002 and December 30, 1999, respectively, and are being treated as operating leases for financial statement purposes. On December 30, 1998, November 3, 1997 and December 30, 1994 an aggregate of $8,809, $8,500 and $11,218, respectively, of sound studio and video equipment was sold and leased back. The total deferred gain on the transactions to be amortized over five to seven years is $12,525. The annual lease cost currently is approximately $3,350.

       The net equipment lease expense is as follows for the six months ended:

                                                     FEBRUARY 28,   FEBRUARY 28,
                                                    -------------  --------------
                                                         1998            1999
                                                    -------------  --------------
           Equipment lease costs..................        $ 1,171         $ 1,650
           Amortization of deferred gain
              on sale of equipment................         (1,060)         (1,230)
                                                    -------------  --------------
           Equipment lease expense, net...........        $   111         $   420
                                                    -------------  --------------
                                                    -------------  --------------

6. The Company has a stock repurchase program under which 2,300,000 shares may be purchased from time to time in the open market or in private transactions. As of February 28, 1999, 1,597,156 shares had been repurchased. 1,532,905 of these shares have been cancelled and returned to authorized but unissued status.

7. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted SFAS No. 130 beginning in the first quarter of fiscal 1999. Comprehensive income is defined as all changes in shareholders' equity, except those resulting from investments by or distributions to shareholders. The Company's comprehensive income is as follows for the six months ended:

                                                            FEBRUARY 28,   FEBRUARY 28,
                                                          --------------- --------------
                                                                1998           1999
                                                          --------------- --------------
        Net income.....................................         $3,089       $ 3,365
        Unrealized gain (loss) on marketable
            securities and long-term investments.......             (8)           50
        Foreign currency translation
            Adjustments................................            (42)          (31)
                                                          --------------- --------------
        Comprehensive income...........................         $3,039       $ 3,384
                                                          --------------- --------------
                                                          --------------- --------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

1.     Material Changes in Financial Condition

       Through February 28, 1999 the Company has signed three agreements with its bank to implement the sale/leaseback of certain equipment. An aggregate of $28,527 of sound studio and video equipment has been sold and leased back. The agreements terminate on December 30, 1999, December 1, 2002 and December 30, 2005. All the agreements provide for interest based on LIBOR rates.

       Under a long-term credit agreement the Company may borrow up to $60,000 in revolving loans until November 30, 2001. On that date and thereafter the revolving loan commitment will reduce to nil by the expiration of the agreement on December 31, 2003. Annually, the Company may request an automatic extension of the revolving period of the facility for one year that will also extend the term period and the expiration date of the agreement. The Company also has the availability of Standby Letters of Credit up to $2,500 under the facility. The credit facility provides for borrowings based on the Bank's Reference, CD, and LIBOR rates. The facility includes commitment fees on the unused balance of the credit facility. The agreement also contains various restrictive covenants which must be met by the Company.

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

       As of February 28, 1999, the Company had $35,725 outstanding under the credit facility which had been used principally to fund acquisitions of companies and equipment.

       The Company expects capital expenditures of approximately $21,000 for its Los Angeles, Santa Monica, New York City, Atlanta and London facilities in fiscal 1999. These capital expenditures will be financed by internally generated funds and borrowings under credit facilities.

       The Company does not believe that it is currently exposed to any material foreign exchange rate risk and, at present, does not have a policy for managing such risk beyond the utilization of local currency borrowings to fund foreign acquisitions whenever possible.

2.     Material Changes in Results of Operations

       SIX MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1998

       Revenues increased $14,729 or 30.9% from $47,606 to $62,335 primarily due to the acquisition of TeleCine in May 1998 ($11,884) and the formation of Todd-AO Video Services DVD ("TAO DVD") formed in May 1998 to provide DVD product services to the major Hollywood Studios and others ($1,735). Higher utilization and activity in the Company's sound services divisions was responsible for an increase of $710 and the Company's other video services provided the remaining increase in revenues.

       Operating costs and other expenses increased $12,065 or 32.1% from $37,528 to $49,593. Cost increases are related to the TeleCine acquisition ($9,117), the formation of TAO DVD ($1,090) and the other revenue increases described above.

       Depreciation and amortization increased $1,657 or 35.1% primarily due to the equipment and goodwill acquired in the TeleCine acquisition ($1,017) and to the assets placed in service in March 1998 in connection with the new THD Santa Monica facility ($536) as well as increased capital expenditures in other divisions.

       Interest expense increased $1,029 or 174.7% primarily due to the TeleCine acquisition financing.

       Net equipment lease expense increased $309 as a result of the sale/leaseback to the Company's financial institution of additional equipment in December 1998.

       Net other income increased $580 primarily from the sale of assets no longer used in the U.K.

       The effective income tax rate was reduced primarily due to the additional income generated by the acquisition of TeleCine in the U.K.

       As a result of the above, income before taxes increased $249 or 5.2% from $4,787 to $5,036 and net income increased $276 or 8.9% from $3,089 to $3,365.

       THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998

       Revenues increased $5,806 or 25.7% from $22,582 to $28,388 primarily due to the acquisition of TeleCine in May 1998 ($5,428) and the formation of TAO DVD formed in May 1998 to provide DVD product services to the major Hollywood Studios and others ($1,000). These increases were offset by revenue decreases in the sound services and other U.S. video divisions of the Company due to lower capacity utilization as post production of feature films fell below expectations. The U.K. video divisions of the Company posted revenue increases.

       Operating costs and other expenses increased $5,674 or 31.2% from $18,214 to $23,888. Cost increases are related primarily to the TeleCine acquisition ($4,308) and the formation of TAO DVD ($614).

       Depreciation and amortization increased $675 or 29.4% primarily due to the equipment and goodwill acquired in the TeleCine acquisition ($418) and to the assets placed in service in March 1998 in connection with the new THD Santa Monica facility ($242).

       Interest expense increased $575 or 324.9% primarily due to the TeleCine acquisition financing.

       Net equipment lease expense increased $281 as a result of the sale/leaseback to the Company's financial institution of additional equipment in December 1998.

       Net other income increased $626 primarily from the reduction of expenses in connection with the Company's development projects.

       The effective income tax rate was reduced primarily due to the additional income generated by the acquisition of TeleCine in the U.K.

       As a result of the above, income before taxes decreased $773 or 38% from $2,035 to $1,262 and net income decreased $419 or 10.6% from $1,316 to $897.

       MATERIAL CHANGES IN CASH FLOWS

       For the six months ended February 28, 1999, the Company generated $6,308 in cash from operating activities compared to $4,425 in 1998. Net income of $3,365 adjusted for depreciation and net amortization of $5,141 provided cash of $8,506 in 1999 compared to $6,743 in 1998. The net increase in accounts payable and other liabilities was restricted to $299 in 1999 compared to $870 in 1998. Cash provided by operations was utilized primarily to fund trade receivables and capital expenditures in both years.

       Net cash generated by proceeds from the sale/leaseback of certain equipment and net borrowings from the Company's credit facility totaling $9,587 were used to purchase treasury stock under the Company's stock repurchase program and to reinvest in capital assets of the Company.

       OTHER BUSINESS INFORMATION

       In January 1999, the Company, through its newly-formed subsidiary, TODD-AO GERMANY GMBH, entered into a joint venture agreement with BUENA VISTA INTERNATIONAL FILM PRODUCTION (GERMANY) GMBH ("BVI"), an affiliate of Disney Enterprises, Inc. This agreement established a partnership, which shall be known as Todd-AO [Germany] GmbH & Co. KG, which shall develop and operate a German language dubbing facility in Germany. Under the agreement, Disney Character Voices International, Inc. ("DCVI") shall give the Studio the first opportunity to dub all of its products appropriate for the German market, including live action and animated theatrical features, trailers, videos, television, and animated interactive projects. To this venture, Todd-AO and BVI committed to a capital equivalent of $1,025 and a financial accommodation or loans not to exceed $2,975 each.

       On March 4, 1999, the Company and DCVI announced an agreement in principle to build the Studio in Munich, Germany. A non-binding letter of intent, signed by the Company, DCVI and the Minister of the Free State of Bavaria, provides that the Studio would be located at the "Alte-Messe" in the heart of Munich, shall encompass 36,000 square feet and would include feature and video mixing studios, film and video dialogue recording rooms and editorial suites. The City of Munich and the Free State of Bavaria have offered a subsidy of DM 27,000 for the construction, development and equipment of the Studio at this site location. A definitive agreement is expected to be negotiated and signed by Todd-AO Germany and BVI, the joint venture partners.

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

                                         THE TODD-AO CORPORATION

     April 14, 1999                             /s/  Silas R. Cross
---------------------------              -------------------------------------
          Date                                       Silas R. Cross
                                                Chief Accounting Officer