Form 10-Q
period 1999-05-31
TODD AO CORP
filed 1999-07-15
CIK 61442

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended MAY 31, 1999
                                       OR
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

           Yes       X          No
                  ------             -------

The number of shares of common stock outstanding at July 7, 1999 was:
7,948,194 Class A Shares and 1,747,178 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

MAY 31, 1999

INDEX
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                             Page

  Item 1- FINANCIAL STATEMENTS

    The following financial statements are filed herewith:

      Condensed Consolidated Balance Sheets, May 31, 1999
        (Unaudited) and August 31, 1998                                       3

      Condensed Consolidated Statements of Income and Retained Earnings
        for the Nine and Three Months Ended May 31, 1999 and
        1998 (Unaudited)                                                      5

      Condensed Consolidated Statements of Cash Flows for the Nine Months
        Ended May 31, 1999 and 1998 (Unaudited)                               6

      Notes to Condensed Consolidated Financial Statements for the Nine
        Months Ended May 31, 1999 (Unaudited)                                 8

  Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      10


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                  14

  Item 6 - Exhibits and Reports on Form 8-K                                   14

           Signature                                                          14

                            THE TODD-AO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                    ASSETS
                                                                                    AUGUST 31,       MAY 31,
                                                                                  -------------  --------------
                                                                                      1998           1999
                                                                                    (AUDITED)     (UNAUDITED)
                                                                                  -------------  -------------
CURRENT ASSETS
Cash and cash equivalents..............................................                $  3,997      $   3,122
Marketable securities..................................................                   1,490          1,450
Trade receivables
   (net of allowance for doubtful accounts of $1,768 at
   August 31, 1998 and $1,379 at May 31, 1999) ........................                  18,164         19,727
Income tax receivable..................................................                   1,397          1,339
Inventories (first-in first-out basis).................................                     783            680
Deferred income taxes..................................................                     301            279
Prepaid deposits and other.............................................                   3,629          2,635
                                                                                  -------------  -------------
Total current assets...................................................                  29,761         29,232
                                                                                  -------------  -------------
INVESTMENTS............................................................                     956          1,128
                                                                                  -------------  -------------
PROPERTY AND EQUIPMENT - At Cost:
Land...................................................................                   4,270          4,270
Buildings..............................................................                  11,293         17,525
Leasehold improvements.................................................                  15,054         14,935
Lease acquisition costs................................................                   2,187          2,187
Equipment..............................................................                  76,172         79,006
Equipment under capital leases.........................................                   1,151          1,151
Construction in progress...............................................                   1,466          3,250
                                                                                  -------------  -------------
Total..................................................................                 111,593        122,324
Accumulated depreciation and amortization..............................                 (38,046)       (46,267)
                                                                                  -------------  -------------
Property and equipment - net...........................................                  73,547         76,057
                                                                                  -------------  -------------
GOODWILL
   (net of accumulated amortization of $1,646 at
   August 31, 1998 and $2,558 at May 31, 1999).........................                  29,193         28,281
                                                                                  -------------  -------------
OTHER ASSETS...........................................................                   1,909          2,319
                                                                                  -------------  -------------
TOTAL..................................................................               $ 135,366     $  137,017
                                                                                  =============  =============


             See notes to condensed consolidated financial statements.

                             THE TODD-AO CORPORATION

                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     AUGUST 31,      MAY 31,
                                                                                   -------------  -------------
                                                                                        1998           1999
                                                                                     (AUDITED)     (UNAUDITED)
                                                                                   -------------  -------------
  CURRENT LIABILITIES:
  Accounts payable.......................................................            $   6,464       $   5,253
  Accrued liabilities:
     Payroll and related taxes...........................................                3,520           3,944
     Interest............................................................                  369             688
     Equipment lease.....................................................                  569             751
     Other...............................................................                3,201           1,733
  Income taxes payable...................................................                1,090           1,635
  Current maturities of long-term debt...................................                  537             158
  Capitalized lease obligations - current................................                  422             341
  Deferred income........................................................                  897             942
                                                                                   -----------    ------------
  Total current liabilities..............................................               17,069          15,445
                                                                                   -----------    ------------
  LONG-TERM DEBT.........................................................               44,654          50,663
  DEFERRED COMPENSATION AND OTHER........................................                  266             190
  DEFERRED GAIN ON SALE/LEASEBACK TRANSACTIONS...........................                6,085           4,465
  DEFERRED INCOME TAXES..................................................                4,911           4,911
  OTHER..................................................................                2,061           1,225
                                                                                   -----------    ------------
  Total liabilities......................................................               75,046          76,899
                                                                                   -----------    ------------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
  Common Stock:
     Class A; authorized 30,000,000 shares of $0.01 par value;
     8,438,700 issued at August 31, 1998 and 7,778,888 issued
     at May 31, 1999.....................................................                   84              78
     Class B; authorized 6,000,000 shares of $0.01 par value; issued and
     outstanding 1,747,178...............................................                   17              17
  Additional paid-in capital.............................................               40,805          35,960
  Treasury stock (235,151 and 72,859 shares at cost
      as of August 31, 1998 and May 31, 1999, respectively)..............               (2,338)           (585)
  Retained earnings......................................................               20,538          23,546
  Accumulated comprehensive income:
      Unrealized gains on marketable securities
      and long-term investments..........................................                  198             239
      Cumulative foreign currency translation adjustment.................                1,016             863
                                                                                   -----------    ------------
  Total stockholders' equity.............................................               60,320          60,118
                                                                                   -----------    ------------
  TOTAL..................................................................          $   135,366      $  137,017
                                                                                   ===========    ============

            See notes to condensed consolidated financial statements.

                             THE TODD-AO CORPORATION

              CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             FOR THE NINE AND THREE MONTHS ENDED MAY 31, 1999 AND 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            (UNAUDITED)
                                                                               NINE MONTHS                THREE MONTHS
                                                                       --------------------------  --------------------------
                                                                          1998          1999          1998          1999
                                                                       ------------  ------------  ------------  ------------
  REVENUES.....................................................           $  74,858     $  90,428    $   27,252    $   28,093
                                                                       ------------  ------------  ------------  ------------
  COSTS AND EXPENSES:
  Operating costs and other expenses...........................              59,163        73,050        21,635        23,457
  Depreciation and amortization ...............................               7,418         9,735         2,704         3,364
  Interest.....................................................               1,071         2,454           482           836
  Equipment lease expense - net ...............................                 164           908            53           488
  Other expense (income) - net ................................                (220)         (895)          (97)         (192)
                                                                       ------------  ------------  ------------  ------------
  Total costs and expenses ....................................              67,596        85,252        24,777        27,953
                                                                       ------------  ------------  ------------  ------------
  INCOME BEFORE PROVISION FOR INCOME TAXES.....................               7,262         5,176         2,475           140
  PROVISION FOR INCOME TAXES...................................               2,546         1,749           848            78
                                                                       ------------  ------------  ------------  ------------
  NET INCOME...................................................               4,716         3,427      $  1,627    $       62
                                                                                                   ============  ============
  RETAINED EARNINGS BEGINNING OF PERIOD........................              17,711        20,538
  LESS:   DIVIDENDS PAID.......................................                (443)         (419)
                                                                       ------------  ------------
  RETAINED EARNINGS END OF PERIOD..............................           $  21,984     $  23,546
                                                                       ============  ============
  NET INCOME PER COMMON SHARE:
  Net income available to common stockholders..................           $   4,716     $   3,427      $  1,627    $       62
  Effect of dilutive securities:
     5% convertible debentures ................................                 209           191            50            62
                                                                       ------------  ------------  ------------  ------------
  Net income available to common stockholders
     plus assumed conversions .................................           $   4,925     $   3,618      $  1,677    $      124
                                                                       ------------  ------------  ------------  ------------
  WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC.......................................          10,004,781     9,489,372     9,954,606     9,455,280
  Effect of dilutive securities:
     Stock options.............................................             508,008       349,902       588,313       288,319
     5% convertible debentures.................................             711,057       661,453       711,057       643,341
                                                                       ------------  ------------  ------------  ------------
  WEIGHTED AVERAGE SHARES
     OUTSTANDING - DILUTED.....................................          11,223,846    10,500,727    11,253,976    10,386,940
                                                                       ------------  ------------  ------------  ------------
  NET INCOME PER COMMON SHARE - BASIC..........................           $    0.47      $   0.36      $   0.16    $     0.01
                                                                       ============  ============  ============  ============
  NET INCOME PER COMMON SHARE - DILUTED........................           $    0.44      $   0.34      $   0.15    $     0.01
                                                                       ============  ============  ============  ============

                See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MAY 31, 1999 AND 1998
                              (DOLLARS IN THOUSANDS)

                                                                                         (UNAUDITED)
                                                                                     1998           1999
                                                                                 -------------  -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.........................................................              $   4,716      $   3,427
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization...................................                  7,418          9,735
       Deferred income taxes, net......................................                    (18)            22
       Deferred compensation and other.................................                    (39)          (229)
       Amortization of deferred gain on
           sale/leaseback transaction..................................                 (1,673)        (1,856)
       (Gain) on sale of marketable securities
           and investments.............................................                    (49)            --
       (Gain) loss on disposition of fixed assets......................                      8           (253)
       Shares issued for stock award...................................                     66             --
       Changes in assets and liabilities (net of acquisitions):
          Trade receivables, net.......................................                  1,577         (1,563)
          Inventories and other current assets.........................                 (1,298)         1,094
          Accounts payable and accrued liabilities.....................                  1,953         (1,936)
          Accrued equipment lease......................................                    100            182
          Income taxes payable, net....................................                  1,731            606
          Provision for liabilities....................................                     --           (836)
          Deferred income..............................................                   (760)            45
                                                                                 -------------  -------------
  Net cash flows provided by operating activities: ....................                 13,732          8,438
                                                                                 -------------  -------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities and investments..................                   (251)           (91)
    Proceeds from sale of marketable securities
       and investments.................................................                    979             --
    Acquisition of Tele-Cine Cell Group plc............................                (16,145)            --
    Proceeds from disposition of fixed assets..........................                     17            370
    Capital expenditures...............................................                (17,216)       (20,023)
    Other assets.......................................................                      9           (409)
                                                                                 -------------  -------------
  Net cash flows (used in) investing activities: ......................             $  (32,607)    $  (20,153)
                                                                                 -------------  -------------

                             THE TODD-AO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MAY 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                  (CONTINUED)

                                                                                       (UNAUDITED)
                                                                                    1998          1999
                                                                                -------------  ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings of long-term debt.........................................           $  22,206     $  17,605
    Payments of long-term debt...........................................              (9,436)      (11,976)
    Payments on capital lease obligations................................                 (80)          (81)
    Net proceeds from issuance of common stock...........................                 206             5
    Proceeds from sale/leaseback transaction.............................               8,500         8,809
    Treasury stock transactions..........................................              (1,195)       (3,103)
    Dividends paid.......................................................                (443)         (419)
                                                                                -------------  ------------
  Net cash flows provided by financing activities:.......................              19,758        10,840
    Effect of exchange rate changes on cash .............................                  --            --
                                                                                -------------  ------------
  NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS...............................................                 883          (875)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................               5,127         3,997
                                                                                -------------  ------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................            $  6,010     $   3,122
                                                                                =============  ============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest.............................................................            $    736     $   2,013
                                                                                =============  ============
    Income taxes.........................................................            $    860     $     240
                                                                                =============  ============

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

1998:

     On May 8, 1998 the Company acquired substantially all of the outstanding shares of Tele-Cine Cell Group plc. (See Note 4). In connection with the acquisition the Company paid cash as follows:

  Assets acquired:
      Property and equipment.....................................................          $  8,378
      Trade and other receivables................................................             7,279
      Investments................................................................               119
      Inventory..................................................................               200
      Goodwill...................................................................            16,380

  Liabilities assumed:
      Accounts payable and accrued liabilities...................................            (3,038)
      Bank loan..................................................................            (2,489)
      Equipment leases...........................................................              (438)
      Deferred tax liability.....................................................            (4,800)
      Provision for liabilities and charges......................................            (3,239)

  Long-term debt issued to sellers...............................................            (2,207)
                                                                                        -----------
  Cash paid in acquisition.......................................................          $ 16,145
                                                                                        ===========

                 See notes to consolidated financial statements.

THE TODD-AO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 1999 (UNAUDITED)
(Dollars in Thousands, except per share amounts)
-------------------------------------------------------------------------------

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

2. The condensed consolidated financial statements include the Company and its wholly owned subsidiaries.

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

       The acquisition is being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the nine months ended May 31, 1998 is presented as if the acquisition had occurred on September 1, 1997. Pro forma adjustments for TeleCine are primarily to eliminate operations discontinued as part of the acquisition plan, to adjust depreciation to estimated useful lives of assets acquired, amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes.

                                                                              1998
                                                                           -----------
    Revenues..........................................................        $ 88,755
                                                                           ===========
    Net income........................................................         $ 6,103
                                                                           ===========
    Net income per common share - Basic...............................         $  0.61
                                                                           ===========
    Net income per common share - Diluted.............................         $  0.56
                                                                           ===========

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

       The net equipment lease expense is as follows for the nine months ended:

                                                           MAY 31,         MAY 31,
                                                       -------------  --------------
                                                            1998           1999
                                                       -------------  --------------
Equipment lease costs............................         $   1,837       $   2,764
Amortization of deferred gain
   on sale of equipment..........................            (1,673)         (1,856)
                                                       -------------  --------------
Equipment lease expense, net.....................          $    164        $    908
                                                       =============  ==============


6. The Company has a stock repurchase program under which 2,300,000 shares may be purchased from time to time in the open market or in private transactions. As of May 31, 1999, 1,621,756 shares had been repurchased. 1,557,905 of these shares have been cancelled and returned to authorized but unissued status.

7. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted SFAS No. 130 beginning in the first quarter of fiscal 1999. Comprehensive income is defined as all changes in shareholders' equity, except those resulting from investments by or distributions to shareholders. The Company's comprehensive income is as follows for the nine months ended:

                                                          MAY 31,        MAY 31,
                                                      -------------  --------------
                                                           1998           1999
                                                      -------------  --------------
Net income.....................................           $   4,716       $   3,427
Unrealized gain (loss) on marketable
    securities and long-term investments.......                 167              41
Foreign currency translation
    Adjustments................................                 (40)           (153)
                                                      -------------   --------------
Comprehensive income...........................           $   4,843       $   3,315
                                                      =============   ==============


8. On June 8, 1999 the Company and its indirect wholly owned subsidiary Todd-AO East, Inc signed a merger agreement with Sound One Corporation ("Sound One"), a New York corporation. The Boards of Directors of each company approved the acquisition of Sound One by the Company pursuant to a merger of Todd-AO East, Inc. into Sound One in accordance with the Internal Revenue Code of 1986 and the provisions of the merger agreement with the result that all of the issued and outstanding shares of common stock of Sound One shall be extinguished in exchange for cash consideration of $11.50 per share. The merger was completed on June 22, 1999. The transaction is to be accounted for as a purchase and the acquisition price is equal to the sum of: (1) $11,961 in cash for the common stock (2) $800 in cash to be paid for non-compete agreements (3) approximately $200 in acquisition costs. The funds to be paid for the common stock were provided by the Company's institutional lender and the other cash requirements by the Company's operational cash flows. Sound One is the leading post production sound facility in New York servicing the entertainment industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

1.   Material Changes in Financial Condition

     Through May 31, 1999 the Company has signed three agreements with its bank to implement the sale/leaseback of certain equipment. An aggregate of $28,527 of sound studio and video equipment has been sold and leased back. The agreements terminate on December 30, 1999, December 1, 2002 and December 30, 2005. All the agreements provide for interest based on LIBOR rates.

     Under a new long-term credit agreement dated June 30, 1999 and expiring on May 31, 2004, the Company may borrow up to $80,000 in revolving loans until May 31, 2002. On that date and thereafter the revolving loan commitment will reduce to nil by the expiration of the agreement. Prior to May 31, 2002 the Company may request an automatic extension of the revolving period of the facility for one year that will also extend the term period and the expiration date of the agreement. Prior to December 31, 2000 the Company may make a one-time request to increase the credit line by up to $20,000. Such increase to be at the sole discretion of the Banks. The Company also has the availability of Standby Letters of Credit up to $20,000 under the facility. The credit facility provides for borrowings based on the Bank's Reference, CD, and LIBOR rates. The facility includes commitment fees on the unused balance of the credit facility. The agreement also contains various restrictive covenants which must be met by the Company.

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

     As of May 31, 1999, the Company had $40,225 outstanding under the credit facility which has been used principally to fund acquisitions of companies and equipment.

     The Company expects capital expenditures of approximately $25,000 for its Los Angeles, Santa Monica, New York City, Atlanta and London facilities in fiscal 1999. These capital expenditures will be financed by internally generated funds and borrowings under credit facilities.

     The Company does not believe that it is currently exposed to any material foreign exchange rate risk and, at present, does not have a policy for managing such risk beyond the utilization of local currency borrowings to fund foreign acquisitions whenever possible.

2.   Material Changes in Results of Operations

     NINE MONTHS ENDED MAY 31, 1999 COMPARED TO NINE MONTHS ENDED MAY 31, 1998

     Revenues increased $15,570 or 20.8% from $74,858 to $90,428 primarily due to the acquisition of TeleCine in May 1998 ($15,834) and the formation of Todd-AO Video Services DVD ("TAO DVD") formed in May 1998 to provide DVD product services to the major Hollywood studios and others ($2,965). These increases were offset by lower utilization and activity in the Company's sound services divisions ($3,138) and the Company's other video services divisions ($91).

     Operating costs and other expenses increased $13,887 or 23.5% from $59,163 to $73,050. Cost increases are related to the TeleCine acquisition ($12,006) and the formation of TAO DVD ($1,771). Costs in connection with the Company's other sound and video services divisions remained flat.

     Depreciation and amortization increased $2,317 or 31.2% primarily due to the equipment and goodwill acquired in the TeleCine acquisition ($1,534) and to assets placed in service in March 1998 in connection with the new THD Santa Monica facility ($671).

     Interest expense increased $1,383 or 129.1% primarily due to the TeleCine acquisition financing.

     Net equipment lease expense increased $744 as a result of the sale/leaseback to the Company's financial institution of certain equipment in December 1998.

     Net other income increased $675 primarily from an insurance settlement in the U.K. and a non-recurring executive stock bonus in the prior year.

     As a result of the above, income before taxes decreased $2,086 or 28.7% from $7,262 to $5,176 and net income decreased $1,289 or 27.3% from $4,716 to $3,427.

     THREE MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS ENDED MAY 31, 1998

     Revenues increased $841 or 3.1% from $27,252 to $28,093 primarily due to the acquisition of TeleCine in May 1998 ($3,950) and the formation of TAO DVD formed in May 1998 to provide DVD product services to the major Hollywood studios and others ($1,230). These increases were offset by lower utilization and activity in the Company's sound services divisions ($3,848) and the Company's other video services divisions ($491).

     Operating costs and other expenses increased $1,822 or 8.4% from $21,635 to $23,457. Cost increases are related to the TeleCine acquisition ($2,889) and the formation of TAO DVD ($681). Costs in connection with the Company's other sound and video services divisions decreased in connection with the revenue decreases described above.

     Depreciation and amortization increased $660 or 24.4% primarily due to the equipment and goodwill acquired in the TeleCine acquisition ($517) and to assets placed in service in March 1998 in connection with the new THD Santa Monica facility ($135).

     Interest expense increased $354 or 73.4% primarily due to the TeleCine acquisition financing.

     Net equipment lease expense increased $435 as a result of the sale/leaseback to the Company's financial institution of certain equipment in December 1998.

     As a result of the above, income before taxes decreased $2,335 or 94.3% from $2,475 to $140 and net income decreased $1,565 or 96.2% from $1,627 to $62.

     MATERIAL CHANGES IN CASH FLOWS

     For the nine months ended May 31, 1999, the Company generated $8,438 in cash from operating activities compared to $13,732 in 1998. Net income of $3,427 adjusted for depreciation and net amortization of $7,879 provided cash of $11,306 in 1999 compared to $10,461 in 1998. A decrease in accounts payable and other liabilities of approximately $2,000 in 1999 is compared to an increase of approximately $3,000 in 1998. Net cash provided by operations was utilized primarily to fund capital expenditures in both years.

     Net cash generated by proceeds from the sale/leaseback of certain equipment and net borrowings from the Company's credit facility totaling $14,438 were used to purchase treasury stock under the Company's stock repurchase program and to reinvest in capital assets of the Company.

     OTHER BUSINESS INFORMATION

     In May 1999, the Company retained the investment banking firm of Lazard Freres & Co. LLC, to advise the Company on possible strategic alliances, including but not limited to a sale, merger or joint venture. Although there has been no decision as to any specific alternative and there is no assurance that a transaction will result from this process, the Company is exploring all alternatives which would maximize stockholder value and market valuation as well as strengthen its competitive position and global efforts to become the premier post production facility in the industry.

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

                        PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in litigation and similar claims incidental to the conduct of its business. None of the pending actions is considered material to the Company's financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a).        (1)  Exhibit 27 Financial Data Schedule.

         (b).        (1)  A report on Form 8-K was filed on June 21, 1999
                          disclosing as an "Other Event" item the acquisition by merger of Sound One Corporation.


                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE TODD-AO CORPORATION



      July 13, 1999                          /s/   Silas R. Cross
-----------------------                     ----------------------------
          Date                                     Silas R. Cross
                                              Chief Accounting Officer