Form 10-K
period 1999-08-31
TODD AO CORP
filed 1999-12-10
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended AUGUST 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Registrant's telephone number, including area code: (323) 962-5304

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

 Title of each class
----------------------
COMMON STOCK, CLASS A,
   $ .01 PAR VALUE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates at November 11, 1999 was approximately $92,200,000.

The number of shares of common stock outstanding at November 11, 1999 was:
8,136,653 Class A Shares and 1,747,178 Class B Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None


The Todd-AO Corporation
---------------------------------------------------------------------------------------------------------
Annual Report on Form 10-K
August 31, 1999

Table of Contents
---------------------------------------------------------------------------------------------------------
Part I                                                                                               Page
             Item 1  -Business                                                                          1
             Item 2  -Properties                                                                        7
             Item 3  -Legal Proceedings                                                                 7
             Item 4  -Submission of Matters to a Vote
                      of Security Holders                                                               7

Part II

             Item 5  -Market for the Registrant's Common
                      Stock and Related Stockholder Matters                                             8
             Item 6  -Selected Financial Data                                                           9
             Item 7  -Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                                                             9
             Item 8  -Financial Statements and
                      Supplementary Data                                                               15
             Item 9  -Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure                                                             15

Part III

             Item 10 -Directors and Executive Officers
                      of the Registrant                                                                16
             Item 11 -Executive Compensation                                                           19
             Item 12 -Security Ownership of Certain
                      Beneficial Owners and Management                                                 21
             Item 13 -Certain Relationships and Related
                      Transactions                                                                     22

Part IV

             Item 14 -Exhibits, Financial Statement Schedule
                      and Reports on Form 8-K                                                          23

                      Signatures                                                                       24
                      Exhibit Index                                                                    25

                      Index to Financial Statements
                      and Schedule                                                                     29


                                     PART I

ITEM 1.  BUSINESS.
         (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

         The Todd-AO Corporation and its subsidiaries (collectively "Todd-AO" or the "Company") provide sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe. The Company believes that it is one of the largest independent providers of combined sound studio and video services in the world, with facilities located in Los Angeles, New York, London and Atlanta. Sound services include music recording, sound editing and enhancement and the mixing of dialogue, music and sound effects. Todd-AO's principal video services include film-to-video transfer (telecine), mastering and duplication of professional videotape formats, transmission for satellite broadcast, videotape editing, audio post production, and visual effects and graphics. The Company believes that its principal strengths include the depth and continuity of its creative and artistic talent, the quality and scope of its facilities, a tradition of providing quality services to its clients, and a history of technological innovation. Since its inception in 1952, the Company and its employees have been nominated for 35 Academy Awards-Registered Trademark- and have won 20.

         Todd-AO provides its sound and video services to over 1,500 clients, including the major motion picture studios and television production companies. The Company's ten largest customers accounted for approximately 52% and 56% of revenues for the fiscal years ended August 31, 1999 and 1998, respectively. The Walt Disney Company and its affiliated companies, the only customer to account for more than 10% of revenues, accounted for 16% and 15% of revenues for 1999 and 1998, respectively.

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

         The Company entered the video services business in 1994 through its acquisition of the assets and certain liabilities of Film Video Masters by Todd-AO Video Services for the purchase price of $1,900. In February 1995, the Company expanded its sound studio business through the acquisition of the assets of Skywalker Sound South, renamed Todd-AO Studios West, with sound studios and facilities located in the West Los Angeles area for $6,966. Also, in March 1995, the Company expanded its operations into Europe through the acquisition of the stock and inter-company debt ($8,135) of Chrysalis Television Facilities, Ltd. ("Todd-AO UK") in London, which also augmented the Company's video services capabilities to include the collation of television programming for satellite broadcast. The purchase of Filmatic Laboratories ("Filmatic") for a nominal sum in 1996 enlarged Todd-AO's video services capabilities in London and added film processing to its services. In August 1996, the Company acquired for the total sum of $4,650 the assets and certain liabilities of Edit Acquisition LLC ("Editworks") located in Atlanta, Georgia, which specializes in providing video services to the advertising industry. Expanding its sound and video services still further, the Company acquired the assets and certain liabilities of Hollywood Digital Limited Partnership ("Hollywood Digital") in June 1997. In consideration, the Company paid down existing debt of $17,761 and issued convertible subordinated notes in the amount of $8,399. Hollywood Digital is a digital based post-production facility providing sound and video services to the film, television and advertising industries. In March 1998, the Company opened a new facility in Santa Monica, California primarily to service Hollywood Digital's advertising customers. In May 1998, the Company further expanded its operations in Europe by acquiring the stock of Tele-Cine Cell Group plc. ("TeleCine") in London for a total purchase price of $17,948 which it anticipates will double its video post-production and special effects services capabilities in the U.K. as well as adding graphics based clientele to its customer base. In May 1998, the Company formed Todd-AO DVD, Inc. ("TAO DVD") in Hollywood which provides Digital Versatile Disc ("DVD") services including encoding, authoring, and proofing to the major Hollywood studios and others. In June 1999, the Company expanded its operations on the east coast by acquiring the stock of Sound One Corporation ("Sound One") for a total purchase price of $13,115. Sound One is the leading post production sound facility in New York. As a result of these transactions, the Company has expanded its client base, increased its range of services and broadened its global market coverage.

LIBERTY MEDIA TRANSACTION

         On July 30, 1999, the Company entered into a Letter of Intent with Liberty Media Corporation (NYSE: LMG.A) in which Liberty Media shall acquire control of Todd-AO in a tax-free transaction. The merger is subject to the delivery of a fairness opinion by a financial advisor and the approval of Todd-AO's stockholders as well as other customary closing conditions.

         On September 24, 1999, the Company retained Banc of America Securities LLC (BAS) to render an opinion to the Board of Directors on the proposed merger transaction with Liberty Media and to advise the Board concerning the consideration to be received by current Class A stockholders in this transaction. On October 14, 1999, the Company's Board of Directors received a favorable oral report from BAS regarding the fairness of this proposed transaction to all current Company Class A shareholders. BAS announced that a fairness opinion shall be issued in writing, once a definitive merger agreement has been signed by the parties.

         After the Letter of Intent was signed with Liberty Media on July 30, 1999, the independent directors (who constitute a majority of the Board of Directors) undertook to direct the negotiation of the definitive merger agreement. In these negotiations, the Board members were advised by Delaware counsel. As a result of the Board's efforts, the agreement shall provide, among other terms, that existing Company Class A and Class B common stock will be reclassified. Each share of either class of Company stock will be converted into
0.4 shares of Todd-AO New Class A common stock and 0.6 shares of Todd-AO New Class B common stock. Subsequently, all of Todd-AO's New Class B common stock will be exchanged for shares of AT&T's Class A Liberty Media Group common stock (LMG.A shares) on the basis of 1 LMG.A share for each 2.4 shares of Todd-AO's New Class B common stock outstanding on the closing date. This revised structure treats all Company Class A and Class B shareholders alike and provides a more favorable exchange ratio than previously announced. Negotiations with Liberty Media are in a final stage, and a definitive merger agreement is imminent.

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

QUARTERLY FINANCIAL DATA SCHEDULE (UNAUDITED)

                                                                                          DILUTED
                                                                      BASIC EARNINGS     EARNINGS
                                                                        (LOSS) PER      (LOSS) PER
                                 TOTAL        GROSS      NET INCOME    COMMON SHARE     COMMON SHARE
1998                           REVENUES      PROFIT        (LOSS)       OUTSTANDING     OUTSTANDING
----                          ------------  ----------   -----------  --------------  --------------
First Quarter............        $  25,024     $ 3,262      $  1,773      $   .18         $   .16
Second Quarter...........           22,582       1,991         1,316          .13             .12
Third Quarter............           27,252       2,860         1,627          .16             .15
Fourth Quarter...........           27,756         537        (1,297)        (.13)           (.11)
                              ------------  ----------   -----------  --------------  --------------
TOTAL....................        $ 102,614     $ 8,650      $  3,419      $   .34(a)      $   .33(a)
                              ============  ==========   ===========  ==============  ==============

                                                                                          DILUTED
                                                                      BASIC EARNINGS     EARNINGS
                                                                        (LOSS) PER      (LOSS) PER
                                 TOTAL        GROSS      NET INCOME    COMMON SHARE    COMMON SHARE
1999                           REVENUES      PROFIT        (LOSS)      OUTSTANDING      OUTSTANDING
----                          ------------  ----------   -----------  --------------  --------------
First Quarter............        $  33,947     $ 4,784      $  2,468      $   .26         $   .24
Second Quarter...........           28,388       1,167           897          .10             .09
Third Quarter............           28,093         784            62          .01             .01
Fourth Quarter...........           28,089         569        (2,114)        (.22)           (.21)
                              ------------  ----------   -----------  --------------  --------------
TOTAL....................        $ 118,517     $ 7,304      $  1,313      $   .14(a)      $   .13(a)
                              ============  ==========   ===========  ==============  ==============


--------------
(a) Aggregate per share amounts for each quarter may differ from annual totals as each is independently calculated.


FACILITIES

         Currently, the Company offers 35 acoustically designed sound stages equipped with modern sound recording equipment, providing a broad range of sound services for both film and videotape. Todd-AO's scoring stage can accommodate up to 150 musicians for live sound recording. Most of the mixing (re-recording) stages provide premium services including stereo sound in both 35mm and 70mm formats. Each of the Company's major feature stages has the capability to create soundtracks utilizing any of the current digital release formats. In order to emulate the movie theater environment, the Company's film recording stages are of significant size. The Company believes that its scoring stage is one of the largest in the world. In total, the Company has over 80,000 square feet of stage space.

         Todd-AO's facilities are conveniently located and readily accessible to the film making and television community, with locations in Hollywood, the San Fernando Valley, Los Angeles' westside and New York.

ACADEMY AWARDS-Registered Trademark-

         Todd-AO has a long history and tradition of providing quality sound services, starting with the theatrical release of OKLAHOMA! in 1955. Equally important as the Company's technical facilities is the talented staff of associated recording mixers. The Company's mixing teams have won numerous Academy Awards-Registered Trademark- and Emmys, including a Lifetime Achievement Award for Fred Hynes, who was a sound mixer of the Company for over 30 years. This long tradition of sound recording excellence continues today. The Company's employees have received nine Academy Award-Registered Trademark- nominations for Best Sound in the last ten years and three Academy Awards-Registered Trademark-for Best Sound. A list of some of Todd-AO's 1999 credits include: MEET JOE BLACK, ED TV, THE PRINCE OF EGYPT, WALT DISNEY'S TARZAN, RANDOM HEARTS AND DOUBLE JEOPARDY.

         The Academy Awards-Registered Trademark- and nominations for Best Sound received by the Company or its creative personnel are described below (with Academy Award-Registered Trademark- winners shown in bold):


YEAR      MOVIE(S)                              YEAR   MOVIE(S)
----      --------                              ----   --------
1998      SAVING PRIVATE RYAN                   1978   Hooper
1997      L.A. Confidential                     1977   Close Encounters of the Third Kind, Sorcerer
1996      Evita                                 1976   A Star Is Born
1995      APOLLO 13, Braveheart                 1973   THE EXORCIST
1994      Legends of the Fall                   1972   CABARET
1993      Schindler's List                      1965   THE SOUND OF MUSIC
1992      LAST OF THE MOHICANS                  1963   Cleopatra
1990      Dick Tracy                            1961   WEST SIDE STORY
1988      Who Framed Roger Rabbit               1960   THE ALAMO
1987      Empire of the Sun                     1959   Porgy and Bess
1985      OUT OF AFRICA                         1958   SOUTH PACIFIC
1982      E.T. - THE EXTRA-TERRESTRIAL          1955   OKLAHOMA!
1979      1941


Other Academy Awards-Registered Trademark- received:


YEAR      ACCOMPLISHMENT
----      --------------
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

         Todd-AO's principal video and related services are as follows:

         -- FILM-TO-VIDEO TRANSFER (TELECINE). All feature films and most television programming and advertising are produced on film but viewed (except in movie theaters) on an electronic medium such as a television screen. Todd-AO transfers the film to a video master in a frame-by-frame process in which skilled personnel use specialized equipment to accurately render the proper tone, color and lighting from the film original to the video master.

         -- MASTERING AND DUPLICATION OF PROFESSIONAL FORMAT VIDEOTAPE. Todd-AO receives original master elements from a program provider such as a motion picture, television, commercial production, or home video company and duplicates the master for broadcast use in a variety of professional formats. Duplicates are used by television stations, home video duplicators, cable systems operators, cable program suppliers, TV networks, pay-per-view and satellite distribution companies to exhibit programs and commercials. Airlines use duplicates to exhibit in-flight movies.

         -- TRANSMISSION. Todd-AO UK transmits television channels for satellite and cable broadcasters by providing services to generate video and audio signals which are passed on to the uplink provider for distribution by satellite. Clients provide details of each program and its exact duration. Each day, the client supplies a computerized playlist detailing the next 24 hours of network programming. This playlist is input into dedicated technology which consecutively plays each program at the correct time, thereby creating the continuous network output. To provide such transmission services (often on a 24 hours a day, 7 days a week basis), Todd-AO UK provides the technology, operational staff, physical library, database services, engineering support and emergency power (in case of electrical failure).

         -- VIDEOTAPE EDITING. Editing entails the electronic transfer of video or audio information from one or more sources to a new master element. Editing is a highly creative service with individual editors often attaining star status and receiving screen credits.

         -- AUDIO POST PRODUCTION. The Company provides services referred to as audio layback and audio augmentation. Layback is the process by which the sound and picture are synchronized and is frequently provided with telecine. The final soundtracks for feature films often include foreign languages for international release and are usually prepared separately for synchronization to match the various versions of the picture. Audio augmentation or "sweetening" is the process used to restore or modify existing sound or create new sound. Sweetening allows for the addition of music or sound effects, and eliminates unwanted portions of previously recorded sound.

         -- VISUAL EFFECTS AND GRAPHICS. The Company provides visual effects and graphics services using modern computer imaging systems such as Silicon Graphics workstations. Visual effects for motion pictures and television include anything from a simple "fade to black" to the intricate "special effects" common in today's feature films. Graphic services entail the creating and melding of computer-generated images, video and audio, into programming, including commercial advertising, television music videos, and corporate video.

         -- BROADCAST STANDARDS CONVERSION. Several technically incompatible video standards for broadcasting are in use throughout the world. The Company converts feature films and television programs to or from any global standard, depending on the intended market.

         -- CLOSED CAPTIONING/SUBTITLING. The vast majority of programming is closed captioned (for the hearing impaired) or subtitled for foreign languages. The Company electronically applies captions and subtitles onto the program.

         -- PRODUCT EVALUATION/QUALITY ASSURANCE. The Company provides comprehensive evaluation and quality control for video and audio products. Todd-AO has consulted with several of the major entertainment and equipment manufacturing companies to develop post production specifications, equipment and processes.

         -- VAULTING/STORAGE. Todd-AO provides storage for up to 100,000 units in its environmentally controlled and secured vaults. The Company also offers database and tracking services, 24-hour shipping and delivery services and element disposal.

OTHER SERVICES

         -- DVD SERVICES. TAO DVD provides video and audio compression (encoding), menu/interactive design, formatting (authoring), specification verification and player compatibility testing (proofing) of DVD product. TAO DVD is currently producing more than 30 complete projects per month for the major Hollywood studios and others.

         -- FILM PROCESSING. Filmatic provides film laboratory services including film developing, printing, cleaning and negative film cutting. Established in 1935, Filmatic is widely considered to be one of England's premier specialty film laboratories, providing its services to over 500 customers, including colleges, universities, corporate and training companies, film and video libraries, independent production companies and broadcast television.

         -- COMPACT DISTRIBUTION PRINT. CDP Limited Liability Company, a joint venture of Todd-AO and United Artists Theatre Circuit, Inc., has created a new print process, known as Compact Distribution Print or CDP. The CDP process reduces the length of feature release prints without affecting picture or sound quality by eliminating 37% of interframe waste in standard prints, an inefficiency which has existed since the 1950s. In addition to potential savings realized from reduced film stock footage and developing costs, a compact print can generally be distributed on a single reel, thereby reducing shipping and handling costs. Opportunities for the implementation of CDP are currently being explored.

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

         The Company's sound studio operations compete in both the feature film and television markets. In the film market, competition for sound services is predominantly driven by the skill and creativity of sound mixers. Beyond the in-house facilities of major studios such as Universal, Warner Bros., Sony, 20th Century and Disney, the Company does not believe that it has a major competitor for feature films in the Los Angeles marketplace. However, two smaller independent facilities have opened and attracted a portion of the feature film market. On a wider basis, LucasFilm in Marin County, California and certain London post production sound facilities compete with the Company for motion picture studio clientele. In the television market, the competition is intense and television pricing is constantly under pressure. In addition to competing with the major studios, the Company also competes with a wide array of independent post production sound facilities. The Company believes that its major competitors are Four Media Company ("4MC"), Westwind Media, EFX/Wilshire Studios and Pacifica Media (formerly Larson Sound and Echo Sound). The Company believes that its major competitors in New York are `Sync Sound and East Coast Post.

         With respect to video services, a variety of other companies offer special effects, post production video and transmission services similar to those provided by Todd-AO. Many of these competitors are larger and have greater financial resources than the Company. Competition for video services within a geographical region tends to be highly fragmented with a few larger full service companies and numerous small firms specializing in only one or two services. Most small operations are centered around key personnel who serve one or two clients based on long-standing relationships. The Company believes its major direct competitors in the Los Angeles market for distribution, telecine and professional duplication work are 4MC, Modern Videofilm, Vidfilm, Laser Pacific and VDI Media.

         The Company believes its major direct competition in the London market for Todd-AO UK and TeleCine in the area of transmissions are Pearson, Flextech, Cast, TLI and Arena. In addition, the Company competes in London with VTR Group, Molinare, TSI and TVI/TVP (a division of 4MC) for market share in sound and video post production. All provide a mixture of services for both large and small media clients across the broadcast sector, and are conveniently located in the prime vendor area in London's Soho district, close to many of the customers' offices. The Company believes its major competition in the London market for film laboratory services are Deluxe, Technicolor, Metrocolor, Soho Images, Colour Film Services and Buck Laboratories. The Company believes its major direct competition in the Atlanta market for editing and graphics are Crawford Communications, Inc., Video Tape Associates, Inc. ("VTA"), Click 3X, Brickhouse Editorial and Turner Broadcasting's new in-house facilities. Crawford Communications and VTA are both considerably larger and currently offer a more complete array of services and facilities than does Editworks.

EMPLOYEES

         Todd-AO employs approximately 920 employees, some on a project-by-project basis. The Company has employment agreements with 110 of its key management, creative and technical personnel. The Company's sound studio creative and technical personnel are subject to a collective bargaining agreement with the International Association of Theatrical and Stage Employees. The Company has never experienced a work stoppage and considers relations with its employees to be excellent.

PRINCIPAL STOCKHOLDERS

         Approximately 53% of the Company's outstanding shares (representing over 80% of the voting power) are beneficially owned by Marshall Naify, Robert A. Naify, certain members of their families and certain trusts for the benefit of family members (the "Naify Interests").

ITEM 2.  PROPERTIES.

         The Company's current operations are conducted in various owned, leased or licensed premises in the Los Angeles/Santa Monica area, New York City, Atlanta and London. The Company's facilities are adequate to support its anticipated business.

         The Company owns approximately 147,000 sq. ft. of building space in Los Angeles. In addition, approximately 300,000 sq. ft. of building space is subject to lease or license agreements. In London, Todd-AO owns approximately 10,500 sq. ft. of building space near Soho. Todd-AO also owns the underlying freehold of 17,600 sq. ft. of building space in Camden Town, London. It leases this area to a third party under a lease agreement which expires in December 2042 and subleases the same area from its tenant under a lease agreement which expires in March 2008. Todd-AO also leases an additional 3,500 sq. ft. of its owned London property to a third party under a lease agreement which expires in June 2009. The Company also owns two undeveloped parcels of land in Killeen, Texas.

         The Company's Los Angeles/Santa Monica sound studio facilities include premises licensed from Radford Studio Center under agreements expiring in 2003, each of which can be extended for an additional five years at the Company's option. The Company also leases premises in Lantana Center, Santa Monica. The lease expires in December 2010 and can be extended for an additional ten years at the Company's option. The New York sound studio facilities on 54th Street operate under a lease agreement which expires in December 2002 and which can be extended for an additional eight years at the Company's option. The 54th Street lease agreement can be terminated by the Company at any time upon six months' written notice to the landlord. The New York sound studio facilities located at 1619 Broadway operate under a lease agreement which expires in January 2010.

         The Company's Los Angeles post production video service facilities operate (1) under a lease agreement for approximately 20,000 square feet which expires in August 2004 and which can be extended for one additional five-year term or terminated on 90 days' written notice at the Company's option and (2) under a lease agreement for approximately 35,000 sq. ft. which expires in May 2003 and can be extended for an additional ten years at the Company's option. The Company's Santa Monica video service facility operates under a lease agreement for approximately 25,000 sq. ft. which expires in July 2006 and which can be extended for two additional five-year terms at the Company's option.

         The Atlanta post production facility operates under a lease agreement for approximately 12,600 square feet which expires in December 2001 and which can be extended for two additional five-year terms.

         In London, the Company's TeleCine facilities operate under lease agreements for approximately 22,700 square feet which expire on various dates between September 2005 and March 2017 and one lease for 6,200 sq. ft. which expires July 2000. The Company also leases 7,500 square feet of office and storage space in London with leases expiring in October 2000 and September 2002.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS.

         The Company has two classes of Common Stock designated as Class A Stock and Class B Stock, as described below. There were approximately 675 and 7 record holders of Class A and Class B Stock, respectively, as of November 16, 1999. The number of holders of Class A Common Stock does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

Class A Stock

         The Company's Class A Common Stock is traded on the Nasdaq National Market System under the symbol "TODDA." The following table sets forth, for the periods indicated, the high and low sales prices for the Class A Common Stock as reported on the Nasdaq National Market.


                                                STOCK PRICE RANGES
FISCAL YEAR                                                                                         CLOSE
-----------                                                                                  ------------------
                                                                                               HIGH       LOW
                                                                                             --------   -------
   1998
   First Quarter............................................................................   12 7/8    8 7/8
   Second Quarter...........................................................................   11 1/8    7 7/8
   Third Quarter............................................................................      13     9 7/8
   Fourth Quarter...........................................................................   12 5/8    5 5/16

   1999
   First Quarter............................................................................    9 1/4    5 1/2
   Second Quarter...........................................................................    9 5/8    7 5/8
   Third Quarter............................................................................    8 1/2    5 13/16
   Fourth Quarter...........................................................................   14 3/4    8 9/16


         The holders of Class A Common Stock are entitled to cumulative cash dividends at an annual rate of $.045 per share before any cash dividends may be declared or paid on the Class B Common Stock. Holders of Class B Common Stock are entitled to cash dividends equal to 90% of the cash dividends paid on the Class A Common Stock.

         The Company paid cash dividends of $.06 and $.045 per Class A share for the fiscal years 1998 and 1999, respectively. The Company's Board of Directors has declined to issue a cash dividend beginning with the fourth quarter of 1999.

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

         As of August 31, 1999, 1,747,178 Class B shares were outstanding and owned by 7 shareholders, including 1,703,639 Class B shares owned by the Naify Interests. Dividends in the amount of $.054 and $.0405 per Class B share were paid for fiscal years 1998 and 1999, respectively. The Company's Board of Directors has declined to issue a cash dividend beginning with the fourth quarter of 1999. The Company acts as Transfer Agent for the Class B common stock.

ITEM 6.  SELECTED FINANCIAL DATA
         (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

                                                                     Years Ended August 31
                                                    --------------------------------------------------------
                                                      1995       1996        1997        1998         1999
Revenues..........................................  $ 50,003   $ 62,920   $  78,971   $ 102,614   $  118,517
                                                    ========   ========   =========   =========   ==========

Net income........................................  $  3,375   $  4,844   $   6,005   $   3,419   $    1,313
                                                    ========   ========   =========   =========   ==========

Income per Common Share - Basic (1)...............  $    .41   $    .59   $     .63   $     .34   $      .14
                                                    ========   ========   =========   =========   ==========


Income per Common Share - Diluted (2).............  $    .40   $    .55   $     .59   $     .33   $      .13
                                                    ========   ========   =========   =========   ==========

Total Assets......................................  $ 57,198   $ 64,186   $ 103,451   $ 135,596   $  153,180
                                                    ========   ========   =========   =========   ==========

Total Long-Term Debt Obligations..................  $  8,327   $  9,354   $  25,430   $  44,654   $   65,520
                                                    ========   ========   =========   =========   ==========

Cash Dividends:
    Class A Shares................................  $    .06   $    .06   $     .06   $     .06   $     .045
                                                    ========   ========   =========   =========   ==========

    Class B Shares................................  $   .054   $   .054   $    .054   $    .054   $    .0405
                                                    ========   ========   =========   =========   ==========

(1) Basic income per share computed using average number of shares outstanding of 8,167,905, 8,191,065, 9,539,312, 9,987,429 and 9,570,187
         in 1995, 1996, 1997, 1998 and 1999, respectively.

(2) Diluted income per share computed using the average number of shares outstanding and common stock equivalents of 8,399,462, 8,845,321, 10,207,503, 11,218,051 and 9,832,614 in 1995, 1996, 1997, 1998 and
         1999, respectively.

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

         Beginning in fiscal 1995, the Company pursued a strategy of diversifying its operations by acquiring or establishing complementary service companies in the production and post production markets. This diversification is not only functional but geographical, as represented by the acquisitions in March 1995 and May 1998 of Todd-AO UK and TeleCine, respectively, in London, in August 1996 of Editworks in Atlanta and in June 1999 of Sound One in New York City. The Company also acquired Todd-AO Studios West in 1995, Filmatic in 1996 and Hollywood Digital in 1997.

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

         The following sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's revenues:

                                                                YEARS ENDED AUGUST 31,
                                                             ---------------------------
                                                               1997      1998     1999
                                                             --------  -------- --------
Revenues...................................................    100.0%    100.0%   100.0%


Costs and expenses:
  Operating costs and other expenses.......................     78.2      80.9     81.7
  Depreciation and amortization............................      9.0      10.4     10.8
  Restructuring and other charges.........................        --       2.7      0.7
  Interest.................................................      1.2       1.8      3.1
  Equipment lease expense, net.............................      0.3       0.2      1.3
  Other (income) expense, net..............................     (0.1)     (0.5)     0.3
                                                             --------  -------- --------
     Total costs and expenses..............................     88.6      95.5     97.9
                                                             --------  -------- --------

   Income before provision for income taxes................     11.4       4.5      2.1
   Provision for income tax................................      3.7       1.2      0.7
                                                             --------  -------- --------

   Net income before change in
       accounting principle................................      7.7       3.3      1.4
   Change in accounting principle, net.....................       --        --     (0.3)
                                                             --------  -------- --------
   Net income..............................................      7.7%      3.3%     1.1%
                                                             ========  ======== ========


FISCAL YEAR ENDED AUGUST 31, 1999 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1998

         Revenues increased $15,903 or 15.5% from $102,614 to $118,517 primarily due to the acquisitions of TeleCine in May 1998 ($14,652) and Sound One in June 1999 ($2,247) and to the formation of Todd-AO DVD ("TAO DVD") in May 1998 to provide DVD product services to the major Hollywood studios and others ($3,831). These increases were offset by lower utilization and activity in the Company's sound services divisions ($3,860) and the Company's other video services divisions ($967).

         Operating costs and other expenses increased $13,856 or 16.7% from $83,034 to $96,890. Cost increases are primarily related to the TeleCine ($11,137) and Sound One ($1,887) acquisitions and to the formation of TAO DVD ($1,636). Costs in connection with the Company's other sound and video services divisions decreased as a result of the revenue decreases described above.

         For fiscal year 1999, restructuring and other charges pertains to one of the Company's sale/leaseback agreements which matures December 1999. As of August 31, 1999 the lease commitment amount exceeded the estimated fair value of the equipment, as determined by an independent valuation, by approximately $788. The Company recorded a pre-tax loss on equipment lease commitments in this amount. This amount is less than a pre-tax restructuring charge of $2,767 recorded by the Company in the previous year to recognize the impairment of certain assets.

         Depreciation and amortization increased $2,144 or 20.1% primarily due to the equipment and goodwill acquired with the TeleCine and Sound One acquisitions and to current year capital expenditures.

         Interest expense increased $1,810 or 100.2% primarily due to the TeleCine and Sound One acquisitions financing.

         Net equipment lease expense increased $1,249 primarily as a result of the sale/leaseback to the Company's financial institution of certain equipment in December 1998.

         Net other expense increased $986 primarily due to employment severance costs ($612) and a provision for post retirement benefits in connection with Todd-AO Filmatic.

         The effective income tax rate increased from 26.5% to 35.7% primarily due to the termination of a state income tax credit program.

         As a result of the above, income before taxes and net change in accounting principles decreased $2,163 from $4,649 to $2,486 and net income before net change in accounting principles decreased $1,813 from $3,419 to $1,606.

         The Company has elected early adoption of Statements of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" and is reporting the cumulative effect of a change in accounting principles, as described in Accounting Principles Board Opinion No. 20, in the amount of $293, net of income tax benefit in the amount of $150.

         As a result of the election described above, net income after net change in accounting principles decreased $2,106 from $3,419 to $1,313.

MATERIAL CHANGES IN CASH FLOWS

         For the year ended August 31, 1999, the Company generated $13,085 in cash from operating activities compared to $16,964 in 1998. Cash provided by operating activities from net income of $1,313, adjusted for depreciation and net amortization of $10,404 and augmented by a decrease in receivables of approximately $1,000 was utilized primarily to fund capital expenditures.

         Net cash generated by proceeds from the sale/leaseback of certain equipment and net borrowings from the Company's credit facility totaling $28,661 were used to reinvest in capital assets of the Company and to fund the acquisition of Sound One.

OTHER BUSINESS INFORMATION

         After the Letter of Intent was signed with Liberty Media on July 30, 1999, the independent directors (who constitute a majority of the Board of Directors) undertook to direct the negotiation of the definitive merger agreement. In these negotiations, the Board members were advised by Delaware counsel. As a result of the Board's efforts, the agreement shall provide, among other terms, that existing Company Class A and Class B common stock will be reclassified. Each share of either class of Company stock will be converted into
0.4 shares of Todd-AO New Class A common stock and 0.6 shares of Todd-AO New Class B common stock. Subsequently, all of Todd-AO's New Class B common stock will be exchanged for shares of AT&T's Class A Liberty Media Group common stock (LMG.A shares) on the basis of 1 LMG.A share for each 2.4 shares of Todd-AO's New Class B common stock outstanding on the closing date. This revised structure treats all Company Class A and Class B shareholders alike and provides a more favorable exchange ratio than previously announced. Negotiations with Liberty Media are in a final stage, and a definitive merger agreement is imminent.

         On September 24, 1999, the Company retained BAS to render an opinion to the Board of Directors on the proposed merger transaction with Liberty Media and to advise the Board concerning the consideration to be received by current Class A stockholders in this transaction. On October 14, 1999, the Company's Board of Directors received a favorable oral report from BAS regarding the fairness of this proposed transaction to all current Company Class A shareholders. BAS announced that a fairness opinion shall be issued in writing, once a definitive merger agreement has been signed by the parties.

         On July 30, 1999, the Company entered into a Letter of Intent with Liberty Media in which Liberty Media shall acquire control of Todd-AO in a tax-free transaction. Under the terms of the Letter of Intent, fifty percent (50%) of Todd-AO's outstanding Class A stock and one hundred percent (100%) of Todd-AO's outstanding Class B stock shall be converted into shares of AT&T's Class A Liberty Media Group Tracking Stock at the conversion rate of 1 share of Liberty Media Group Stock for each 2.5 shares of Todd-AO's Class A and Class B stock. The transaction will result in the issuance of approximately 2.5 million shares of Class A Liberty Media Group Stock. The merger is subject to the delivery of a fairness opinion by a financial advisor and the approval of Todd-AO's stockholders as well as other customary closing conditions.

         On September 22, 1999, the Company, through its wholly owned subsidiary, Todd-AO, Espana (formerly Todd-AO's Land of the Future), purchased a fifty percent (50%) interest in a Barcelona-based sound facility named 103 Estudio, S.L., for $2,010. The purchase agreement includes plans for expansion of the current Barcelona facility, comprising state-of-the-art digital dubbing studios designed for foreign language dubbing of feature films and television programs. New premises near the two existing facilities have already been acquired. Existing management shall remain in place, and the Company shall assume two positions on the Board, thereby participating in all top management policies and decisions of the new company, which shall be named 103 Todd-AO Estudio, S.L.

         On March 4, 1999, the Company and DCVI announced an agreement in principle to build a studio in Munich, Germany. A non-binding letter of intent, signed by the Company, Disney Character Voices International, Inc. ("DCVI") and the Minister of the Free State of Bavaria, provides that the Studio would be located at the "Alte-Messe" in the heart of Munich, shall encompass 36,000 square feet and would include feature and video mixing studios, film and video dialogue recording rooms and editorial suites. The City of Munich and the Free State of Bavaria have offered a subsidy of DM 27,000 for the construction, development and equipment of the Studio at this site location. A definitive agreement is expected to be negotiated and signed by Todd-AO Germany and BVI, the joint venture partners.

         In January 1999, the Company, through its newly-formed subsidiary, TODD-AO GERMANY GMBH, entered into a joint venture agreement with BUENA VISTA INTERNATIONAL FILM PRODUCTION (GERMANY) GMBH ("BVI"), an affiliate of Disney Enterprises, Inc. This agreement established a partnership, which shall be known as Todd-AO [Germany] GmbH & Co. KG, which shall develop and operate a German language dubbing facility in Germany. Under the agreement, DCVI shall give the Studio the first opportunity to dub all of its products appropriate for the German market, including live action and animated theatrical features, trailers, videos, television, and animated interactive projects. To this venture, Todd-AO and BVI committed to a capital equivalent of $1,025 and a financial accommodation or loans not to exceed $2,975 each.

FISCAL YEAR ENDED AUGUST 31, 1998 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1997

         Revenues increased $23,643 or 29.9% from $78,971 to $102,614 primarily due to the acquisition of Hollywood Digital ("THD") in June 1997, the acquisition of Tele-Cine Cell Group plc. ("TeleCine") on May 8, 1998, and the opening of the new THD Santa Monica facility in late March 1998. Increases in video services revenues from THD (including Santa Monica), TeleCine, and the Company's other video divisions of $28,036 were offset by the Company's sound services, which were down compared to a particularly strong prior year. This was primarily due to downtime on three sound stages closed during part of the year for renovation and conversion to advanced digital technology and to the negative impact of a threatened Screen Actors Guild strike that caused major delays in motion picture production industrywide.

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

         The Company recorded a pre-tax restructuring charge of $2,767 in its fourth quarter ended August 31, 1998 to recognize the impairment of certain assets, as determined by an independent valuation. The Company has recently invested in advanced digital technologies in both the sound and video areas of post-production. Due to the acceleration in demand by the marketplace for these advanced technologies, certain older composite digital and analog-based technologies, primarily in the editing and graphics areas of video post-production, have experienced a significant reduction in demand. The Company believes that taking the restructuring charge is a prudent action and anticipates the impact of changing technology on our business.

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

         Other income - net increased $523. This was primarily due to a suit settlement in the Company's favor ($200), a net gain from the sale of assets ($156), a reduction in expenses related to the Company's investment in CDP ($199), and a net reduction in expenses from miscellaneous provisions ($123). This was offset by a decrease in interest income ($184).

         The effective income tax rate decreased from 32.9% to 26.5% primarily due to state income tax credit carryovers.

         As a result of the above, income before taxes decreased $4,304 from $8,953 to $4,649 and net income decreased $2,586 from $6,005 to $3,419.

LIQUIDITY AND CAPITAL RESOURCES

         Through August 31, 1999 the Company has signed three agreements with its bank to implement the sale/leaseback of certain equipment. An aggregate of $28,527 of sound studio and video equipment has been sold and leased back. The agreements terminate on December 30, 1999, December 1, 2002 and December 30, 2005. All the agreements provide for interest based on LIBOR rates.

         Under a new long-term credit agreement dated June 30, 1999 and expiring on May 31, 2004, the Company may borrow up to $80,000 in revolving loans until May 31, 2002. On that date and thereafter the revolving loan commitment will reduce incrementally to nil by the expiration of the agreement. Prior to May 31, 2002 the Company may request an automatic extension of the revolving period of the facility for one year that will also extend the term period and the expiration date of the agreement. Prior to December 31, 2000 the Company may make a one-time request to increase the credit line by up to $20,000. Such increase is at the sole discretion of the Banks; however, the Company has the option to bring a new bank to the syndicate, thereby avoiding the Banks' discretion. The Company also has the availability of Standby Letters of Credit up to $20,000 under the facility. The credit facility provides for borrowings based on the Bank's Reference, CD, and LIBOR rates. The facility includes commitment fees on the unused balance of the credit facility. Other material restrictions include: the Fixed Charge Coverage Ratio may not be less than 1.25:1; Other Indebtedness (excluding up to $35,000 in Capital or Off Balance Sheet Leases, the convertible subordinated notes issued in the Hollywood Digital acquisition, non-recourse debt up to $50,000 of less than 100% owned Joint Ventures, $5,000 in purchase money mortgage financing and the existing TeleCine mortgage debt for the Charlotte Street property) may not exceed $10,000; Leverage Ratio is not to exceed 4:1 through May 31, 2001 (decreasing thereafter); Net Worth is not to be less than $54,000 plus net proceeds from issuance of equity plus 50% of consolidated net income subsequent to May 31, 1998 (excluding the effect of stock repurchases up to $3,000 from the closing date through the fiscal year ending August 31, 2000).

         In January 1998 the Company entered into a three-year interest rate swap agreement for a notional amount of $10,000 to hedge the impact of fluctuations in interest rates on its floating rate credit facility. Under the agreement, the Company is obligated to pay 5.65% in exchange for receiving three-month LIBOR on the notional amount. Settlements are quarterly and the contract expires in March 2001.

         The credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that funds generated from operations, proceeds from the sale/leaseback agreements and the borrowings available under the restated credit facility will be sufficient to meet the needs of the Company at least through the end of 2000.

         In June 1997, the Company used $15,760 under its credit facility to acquire the assets of Hollywood Digital. In May 1998, the Company used $14,000 to fund a substantial portion of the TeleCine acquisition. In June 1999, $11,962 was used to fund the Sound One acquisition. As of August 31, 1999, the Company had $51,790 outstanding under the credit facility, which has been used principally to fund the acquisitions described and for capital expenditures.

         The Company has exercised its option to purchase for $5,699 the equipment currently being leased under the sale/leaseback transaction maturing in December 1999. The purchase will be funded by borrowings under credit facilities.

         The Company expects capital expenditures of approximately $14,000 for its Los Angeles, Santa Monica, New York City, Atlanta and London facilities in fiscal 2000. These capital expenditures will be financed by internally generated funds and borrowings under credit facilities.

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

         The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable, and accounts receivable accounting packages as well as comprehensive facility management packages. These programs are generally Year 2000 compliant, and any software and/or computer systems not currently compliant will be upgraded during fiscal 2000 under existing maintenance and other agreements and through normal replacement programs currently in place. A review of the Company's equipment containing embedded microprocessors or other technology has revealed few systems that are not Year 2000 compliant and those that are not compliant are expected to be upgraded through normal maintenance replacements in fiscal 2000. Operation of these systems is generally not time-sensitive and, if necessary, equipment settings can be adjusted without posing any significant operational problems for the Company.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Company has entered into an interest rate swap to alter its fixed and floating rate mix, and to effectively swap floating rate exposure to fixed rates lower than those available to the Company if fixed rate borrowings were made directly. Under the interest rate swap agreement, the Company agrees with a counter party to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

         In January 1998, the Company entered into a three-year interest rate swap agreement for a notional amount of $10,000 to hedge the impact of fluctuations in interest rates on its floating rate credit facility. Under the agreement, the Company is obligated to pay 5.65% in exchange for receiving three-month Libor on the notional amount. Settlements are quarterly and the contract expires in March 2001.

FOREIGN CURRENCY RISK

         The Company's foreign subsidiary's functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using year-end exchange rates. The effects of the foreign currency translation adjustments are deferred and are included as a component of stockholders' equity.

         At fiscal year-end August 31, 1999 the Company's only foreign currency denomination was the British pound which has been stable relative to the United States dollar. Total revenues denominated in the British pound for the fiscal year ended August 31, 1999 were approximately 33% of total revenues and assets denominated in the British pound were approximately 30% of total assets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 in Part IV of this 10-K Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           On August 31, 1999, the executive officers and directors of the Company are as follows:


NAME                                       AGE                 POSITION WITH COMPANY
----                                       ---                 ----------------------
Salah M. Hassanein (1)............          78   President, Chief Executive Officer and Director
M. David Cottrell.................          43   Vice President of Administration
Silas R. Cross....................          60   Vice President, Treasurer and Assistant Secretary
Clay M. Davis.....................          53   Vice President
J.R. DeLang.......................          43   Senior Vice President and Director
Graham Hall.......................          41   Director of Todd-AO Europe Holding Company Ltd.
Coburn T. Haskell.................          47   Vice President and Controller
Richard C. Hassanein..............          48   Vice President and Director
Christopher D. Jenkins............          44   Senior Vice President and Director
Jeremy Koch.......................          58   Senior Vice President
Marshall Naify (1)................          79   Co-Chairman of the Board of Directors
Robert A. Naify (1)...............          77   Co-Chairman of the Board of Directors
Richard O'Hare....................          46   Vice President and President of Todd-AO Video Services
Kathleen N. Reck..................          58   Vice President Human Resources
Judi M. Sanzo.....................          41   Vice President, General Counsel and Secretary
David Haas (3)....................          58   Director
Herbert L. Hutner (2)(3)..........          90   Director
Robert I. Knudson.................          74   Director
David P. Malm (3).................          35   Director
Michael S. Naify..................          37   Director
A. Frank Pierce (2)...............          69   Director
Sydney Pollack....................          65   Director
Zelbie Trogden (2)(3).............          63   Director


--------------
(1)      Member of the Executive Committee.

(2)      Member of the Compensation Committee.

(3)      Member of the Audit Committee.

         Certain officers and directors of the Company were formerly associated in various capacities with United Artists Communications, Inc. ("UACI"), now known as United Artists Theatre Circuit, Inc., a motion picture theater company. UACI owned approximately 85% of the Company's common stock until 1986.

         Salah M. Hassanein was elected as a Director in 1962. In July 1996, Mr. Hassanein was appointed the President and Chief Executive Officer of the Company. From 1994 to 1996, he served as President and Chief Operating Officer. Prior to 1994, Mr. Hassanein was the Company's Senior Executive Vice President. Mr. Hassanein also served as President of Warner Bros. International Theatres Co. from 1988 to June 30, 1994. Mr. Hassanein previously served as Executive Vice President and director of UACI and President of United Artists Eastern Theatres, Inc. Mr. Hassanein is a principal of SMH Entertainment, Inc. and a director of Software Technologies Corporation and Nuesoft Technologies, Inc.

         M. David Cottrell was appointed Vice President of Administration for the Company in 1998. Mr. Cottrell was formerly Executive Vice President and Chief Financial Officer for Todd-AO/Hollywood Digital from 1993 to 1998. Previously, he was Vice President of Finance for The Post Group Inc.

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

         J.R. DeLang was elected a Director in 1993. He has been the Senior Vice President of the Company and the Executive Vice President of the Company's Todd-AO Studios division since 1993. Mr. DeLang previously served as Vice President of Sales and Marketing of Todd-AO Studios from 1988 to 1993 and Director of Sales and Marketing from 1987 to 1988. Mr. DeLang resigned from the Board of Directors on September 15, 1999.

         Graham Hall was appointed Director of Todd-AO Europe Holding Company Ltd. and TeleCine Ltd. in January 1999. Mr. Hall has also served as Managing Director of Todd-AO UK since March 1990. From 1982 to 1990, Mr. Hall was employed by Rank Video Services where he held various engineering positions, ultimately advancing to Technical Development Manager.

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

         Christopher D. Jenkins has been a Senior Vice President and Director of the Company since 1987. He was appointed President of Todd-AO Studios in 1990 and served as Vice President from 1987 to 1990. He is currently a lead sound mixer for the Company, and has won two Academy Awards-Registered Trademark- for sound. Mr. Jenkins resigned from the Board of Directors on September 15, 1999.

         Jeremy Koch was appointed Senior Vice President of the Company in June 1999. He is also the President of the Company's newly acquired subsidiary, Sound One Corporation. Prior to the acquisition, Mr. Koch served as President of Sound One Corporation from 1993 to 1999.

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

         Robert A. Naify was elected a Director in 1959 and serves as Co-Chairman of the Board. Mr. Naify served as Co-Chairman and Co-Chief Executive Officer from 1995 until July 1996. He previously served as President and Chief Executive Officer during the period of 1990 until 1994. Mr. Naify also served as President and Co-Chief Executive Officer of UACI. Mr. Naify is an investor and is a director of Tele-Communications, Inc. He is the brother of Marshall Naify. Robert A. Naify resigned from the Board of Directors on September 15, 1999.

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

         Herbert L. Hutner was elected as a Director in 1987. He is an investor and a financial consultant. Mr. Hutner was a Director of UACI from 1965 to 1986 and served as Chairman of the President's Advisory Commission on the Arts, Kennedy Center, from 1982 to 1988.

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

         Sydney Pollack, the renowned Academy Award-Registered Trademark- -winning director, was elected a director in 1998. Mr. Pollack's 17 films have received 46 Academy Award-Registered Trademark- nominations including four for Best Picture. His film OUT OF AFRICA won seven Oscars including Best Picture and Best Director. In addition to winning the New York Film Critics' Award for his 1982 film TOOTSIE, Mr. Pollack won the Golden Globe for Best Director twice, the National Society of Film Critics Award, and the NATO Director of the Year Award. Mr. Pollack formed Mirage Enterprises in 1985, which produces motion picture feature films. He is a founding member of The Sundance Institute, The Chairman Emeritus of The American Cinematheque, and serves on the Board of Directors of the Film Preservation Board and The Motion Picture and Television Fund Foundation.

         Zelbie Trogden was elected a Director in 1994. He has been a financial consultant and was a director of Citadel Holding Corporation and Fidelity Federal Bank from 1993 to 1994. Prior thereto, he held various executive positions with Bank of America and Security Pacific National Bank from 1960 to 1993.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE. Non-Management directors (7) receive $10,000 per year for their services as directors. All other directors receive no cash compensation for their services as directors. The following table shows, for the years ended August 31, 1999, 1998 and 1997 all forms of compensation for the Chief Executive Officer and each of the most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the year ended August 31, 1999.

                                              ANNUAL COMPENSATION(1)        LONG-TERM
                                              ----------------------       COMPENSATION
                                                                           ------------
                                                                              NO. OF
                                                                            SECURITIES
                                         FISCAL                             UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR     SALARY($)     BONUS($)     OPTIONS      COMPENSATION($)
---------------------------              ------   -----------  -----------  ------------   ---------------
Salah M. Hassanein                        1999    221,160 (2)     --             --               --
President and Chief Executive Officer     1998    250,000 (2)  241,813 (3)       --               --
The Todd-AO Corporation                   1997    123,250 (2)  231,875 (3)      76,000            --

J.R. DeLang                               1999    450,625         --             --            16,000 (4)
Senior Vice-President                     1998    469,297 (4)     --             --            16,000 (4)
The Todd-AO Corporation                   1997    403,490 (4)     --            7,600          15,000 (4)

Christopher D. Jenkins                    1999    739,408 (5)     --             --             6,068 (5)
President                                 1998    962,027 (5)     --             --             6,068 (5)
Todd-AO Studios                           1997    709,306 (5)     --            7,600           4,687 (5)

Clay M. Davis                             1999    242,892         --            5,000           6,068 (6)
Vice President                            1998    253,815         --             --             6,068 (6)
The Todd-AO Corporation                   1997    246,534         --           11,650           4,687 (6)

Richard O'Hare                            1999    288,938         --           10,000          16,000 (7)
President                                 1998    204,677         --            4,050          16,000 (7)
Todd-AO Video Services                    1997    210,922         --            7,600          15,000 (7)

----------

(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to each officer listed above is less than 10% of the total annual salary of such officer.

(2) Amounts shown as salary include professional fees of $125,000 for 1999 and 1998, and $87,500 for 1997.

(3) Class A Common Stock bonus of 50,000 shares valued at grant date at $241,813 for 1998 and 50,000 shares valued at grant date at $231,875 for 1997.

(4) 1998 and 1997 salary amounts include non-qualified stock option exercise compensation of $49,198 and $82,913, respectively. Amounts shown as "All Other Compensation" represent contributions made by the Company to its 401(k) Plan for 1999, 1998 and 1997 on Mr. DeLang's behalf.

(5) 1998 salary includes non-qualified stock option exercise compensation of $129,360. Amounts shown as salary also include compensation of $639,408, $732,667, and $609,306 for 1999, 1998 and 1997, respectively, attributable to services as a sound mixer. Amounts shown as "All Other Compensation" represent contributions made by the Company under a collective bargaining agreement to the Motion Picture Industry Pension Plan on Mr. Jenkins' behalf.

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

OPTION/SAR GRANTS TABLE

         The following table shows all individual grants of stock options during the fiscal year ended August 31, 1999 to each of the executive officers named in the Summary Compensation Table:

                          OPTION GRANTS IN LAST FISCAL YEAR
                          ---------------------------------
                                                                                   POTENTIAL REALIZABLE VALUE
                                                                                    AT ASSUMED ANNUAL RATES OF
                                                                                    STOCK PRICE APPRECIATION
                              INDIVIDUAL GRANTS                                         FOR OPTION TERM
-----------------------------------------------------------------------------  ---------------------------------
                                         % OF TOTAL
                                          OPTIONS
                                         GRANTED TO
                                         EMPLOYEES     EXERCISE
                               OPTIONS   IN FISCAL      OR BASE    EXPIRATION
NAME                         GRANTED (#)    YEAR       PRICE ($/SH)    DATE            5% ($)       10% ($)
---------------------------  ------------------------------------------------  ---------------------------------
Richard O'Hare                  10,000     14.18%       $9.50       8/31/2004         34,082         62,783
Clay M. Davis                    5,000      7.09%       $8.50       8/31/2004         10,450         22,835


OPTION EXERCISES AND VALUE TABLE

         The following table shows each exercise of stock options during the fiscal year ended August 31, 1999 by each of the executive officers named in the Summary Compensation Table, together with respective aggregate values of unexercised options as at August 31, 1999.

                                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION VALUES
                              ---------------------------------------------------------
                                                                      NUMBER OF             VALUE OF UNEXERCISED
                                                                  UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                                                   AT AUGUST 31, 1999         AT AUGUST 31, 1999
                                                              --------------------------  ---------------------------
                                SHARES
                               ACQUIRED            VALUE
NAME                          ON EXERCISE (#)    REALIZED ($) EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
---------------------------  ---------------     -----------  --------------------------  ---------------------------
Salah M. Hassanein                --                --         222,600         30,400      $2,091,974     $188,115
J.R. DeLang                       --                --          49,560          3,040        $442,800      $18,812
Christopher D. Jenkins            --                --          49,560          3,040        $439,093      $18,812
Clay M. Davis                     --                --          23,250          9,500        $196,055      $56,286
Richard O'Hare                    --                --          18,370         14,280        $142,992      $76,365


Employment Agreements

         The Company has employment agreements with Messrs. Jenkins, Davis and O'Hare. Under Mr. Jenkins' agreement (expiring December 31, 2000), compensation for sound mixing services is paid on an hourly basis at four times the minimum supervisor union rate. Mr. Jenkins receives an additional $100,000 per year for management and administrative services. Mr. Davis' agreement (expiring February 28, 2002) provides for a salary of $240,000, $250,000 and $260,000 for the twelve months ending February 28, 2000, 2001 and 2002, respectively. Mr. O'Hare's agreement (expiring August 31, 2001) provides for a salary of $260,000 and $280,000 for the twelve months ending August 31, 2000 and 2001, respectively.

         None of the foregoing agreements include any termination or change-in-control payments. The Company's stock option plans provide that the unvested portion of the awards will become vested and exercisable in connection with a change-in-control.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS

         The following table sets forth information with respect to the beneficial ownership of the Company's outstanding Common Stock as of November 11, 1999 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director or executive officer of the Company who beneficially owns any shares, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.

                                        NUMBER OF SHARES BENEFICIALLY
                                                   OWNED                     PERCENT (2)         OPTIONS (3)
                                      -------------------------------  -----------------------  -------------
NAME (1)                                 CLASS A         CLASS B        CLASS A      CLASS B       CLASS A
--------                              ---------------  -------------   -----------  ----------  -------------
M. David Cottrell................            6,780          0              .08%            0%         6,280
Silas R. Cross...................           14,230          0              .17%            0%         9,830
Clay M. Davis....................           37,500          0              .46%            0%        26,500
J.R. DeLang......................           73,080          0              .89%            0%        51,080
David Haas.......................           30,200          0              .37%            0%        15,200
Coburn Haskell...................           10,080          0              .12%            0%         8,080
Richard C. Hassanein.............           32,180          0              .39%            0%        31,080
Salah M. Hassanein...............          813,843          0             9.72%            0%       237,800
Herbert L. Hutner................           28,100          0              .34%            0%        19,000
Christopher D. Jenkins...........           73,080          0              .89%            0%        51,080
Robert I. Knudson................           83,169          0             1.02%            0%        23,580
Jeremy Koch......................          135,000          0             1.66%            0%             0
David P. Malm....................            9,447(4)       0              .12%            0%         7,920
Richard O'Hare...................           22,700          0              .28%            0%        22,700
Frank Pierce.....................           15,200          0              .19%            0%        15,200
Sydney Pollack...................            7,700          0              .09%            0%         7,700
Kate Reck........................            6,240          0              .08%            0%         6,240
Judi M. Sanzo....................            7,620          0              .09%            0%         7,620
Zelbie Trogden...................           20,120          0              .25%            0%        20,120
Marshall Naify (8)...............        1,279,683(5)     678,838        15.52%        38.85%       107,000
Michael S. Naify (8).............          221,347(7)       0             2.72%            0%        15,200
Robert A. Naify (8)..............        1,251,174(6)     906,290        15.18%        51.87%       107,000
Other Naify Interests (8)........          755,178        118,508         8.51%         6.78%             0
All directors and current executive
officers as a group (21 persons).        2,927,299        678,838        33.17%        38.85%       689,210
-----------

(1) The address of each of the beneficial owners identified is 900 N. Seward Street, Hollywood, California 90038.

(2) Based on 8,136,653 shares of Class A Common Stock and 1,747,178 shares of Class B Common Stock outstanding at November 11, 1999. Pursuant to the rules of the Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)      Class A Common Stock options exercisable within 60 days.

(4) Includes 1,527 shares beneficially owned by Mr. Malm, which are issuable upon conversion of certain convertible subordinated notes acquired in connection with the Company's acquisition of Hollywood Digital.

(5) Includes 1,172,683 shares of Class A Common Stock held by trusts for which Mr. Naify is both trustee and beneficiary. Excludes 72,080 shares of Class A Common Stock held by an independent trustee for the benefit of Mr. Naify's children. Mr. Naify disclaims beneficial ownership of the shares held by the independent trustee.

(6) Includes 1,144,174 shares of Class A Common Stock held by trusts for which Mr. Naify is both trustee and beneficiary. Excludes 472,482 shares of Class A Common Stock held of record or beneficially by Mr. Naify's adult children and grandchildren as to which he disclaims beneficial ownership.

(7) Excludes 2,326 shares of Class A Common Stock held by an independent trustee for the benefit of his child.

(8) The Naify Interests (consisting of Marshall Naify, Robert A. Naify, various members of their families and trusts for the benefit of such members) may be deemed to constitute a "group" for purposes of Sections 13(d) and 13(g) of the Securities Exchange Act of 1934. The total Class A and B Stock beneficially owned by The Naify Interests as of November 11, 1999 is 3,507,382 (41.92%) and 1,703,636 (97.51%), respectively.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

         (a) Financial Statements and Schedules are as listed in the "Index to Financial Statements and Schedule" on page 29 of this 10-K Report.

         (b) A report on Form 8-K was filed on June 21, 1999 disclosing the acquisition by merger agreement of all the issued and outstanding common stock of Sound One Corporation.

         (c) Exhibits are as listed in the Exhibit Index on page 25 of this 10-K Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  The Todd-AO Corporation

      December 7, 1999                   By          /s/ Silas R. Cross
                                           ------------------------------------
                                                       Silas R. Cross
                                                  Vice President, Treasurer
                                               and Principal Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


December 7, 1999  By /s/   Salah M. Hassanein       December 7, 1999   By /s/    Marshall Naify
                         ----------------------                              ----------------------
                            Salah M. Hassanein                                   Marshall Naify
                         Director, President and                                Chairman of the
                         Chief Executive Officer                               Board of Directors


December 7, 1999  By /s/     David P. Malm          December 7, 1999   By /s/    Richard Hassanein
                         -------------------                                 -----------------------
                             David P. Malm                                       Richard Hassanein
                                Director                                         Vice President and
                                                                                      Director


December 7, 1999  By /s/    Sydney Pollack          December 7, 1999   By /s/    Michael S. Naify
                         -------------------                                 -----------------------
                            Sydney Pollack                                       Michael S. Naify
                               Director                                              Director


December 7, 1999  By /s/   Robert I. Knudson        December 7, 1999   By /s/     Zelbie Trogden
                         -------------------                                 -----------------------
                           Robert I. Knudson                                      Zelbie Trogden
                                Director                                             Director


December 7, 1999  By /s/  Herbert L. Hutner         December 7, 1999   By /s/    A. Frank Pierce
                         -------------------                                 ----------------------
                          Herbert L. Hutner                                      A. Frank Pierce
                              Director                                              Director


December 7, 1999  By /s/     David Haas
                         -------------------
                             David Haas
                               Director


                                            EXHIBIT INDEX

 EXHIBIT
   NO.       DESCRIPTION
---------    -----------

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



 EXHIBIT
   NO.       DESCRIPTION
---------    -----------

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

                                        26


 EXHIBIT
   NO.       DESCRIPTION
---------    -----------

   10.35     Joint Venture Agreement dated September 8, 1998 between The Todd-AO
             Corporation and United Artists Theatre Circuit, Inc. is incorporated by reference from the Registrant's Form 10-K filed on November 19, 1998.

   10.36     Lease Intended as Security dated as of December 30, 1998 between BA
             Leasing and Capital Corporation and The Todd-AO Corporation is incorporated by reference from the Registrant's Form 10-Q filed on January 13, 1999.

   10.36a Appendix to Lease Intended as Security dated as of December 30, 1998 between BA Leasing and Capital Corporation and The Todd-AO
             Corporation is incorporated by reference from the Registrant's Form
             10-Q filed on January 13, 1999.

   10.37 Merger Agreement among The Todd-AO Corporation, Todd-AO East, Inc., and Sound One Corporation dated as of June 8, 1999 is incorporated by reference from the Registrant's Form 8-K filed on June 21, 1999.

   10.38     Credit Agreement dated as of June 30, 1999 by and among The Todd-AO
             Corporation, Union Bank of California, N.A., Societe Generale, Sanwa
             Bank California, and Bank of America National Trust and Savings
             Association, as Administrative Agent and Issuing Bank is filed herewith.

   10.39     Purchase Agreement dated as of September 22, 1999 between 103
             Estudio, S.A. and Todd-AO, Espana is filed herewith.

   11.1      Computation of Per Share Earnings.

               See Note 1 of Notes to Financial Statements.

   12.1      Computation of Earnings to Fixed Charges.

               Not applicable.

   13.1      Annual Report to Stockholders.

               The Annual Report to Stockholders will consist of this Form 10-K
               Report.

   18.1      Changes in Accounting Principles.

               See Note 1 of Notes to Financial Statements.

   21.1      Subsidiaries of the Registrant

               Todd-AO Studios East, Inc., incorporated in New York (parent).
                  SUBSIDIARIES
                  Sound One Corporation, incorporated in New York.

               Todd-AO Studios, incorporated in California.

               Todd-AO Studios West, incorporated in California.

               Todd-AO Video Services, incorporated in California.



 EXHIBIT
   NO.       DESCRIPTION
---------    -----------

              Todd-AO DVD, Inc., incorporated in California.

              Todd-AO Hollywood Digital, incorporated in California.

              Todd-AO Europe Holding Company Ltd., incorporated in the U.K. (parent)
                  SUBSIDIARIES
                  Todd-AO UK, Ltd, incorporated in the U.K.
                  Todd-AO Filmatic Laboratories Ltd., incorporated in the U.K.
                  Tele-Cine Cell Group Ltd., organized in the U.K. (parent)
                      SUBSIDIARIES
                      Tele-Cine Ltd., incorporated in the U.K.
                      XTV Ltd., incorporated in the U.K.
                      XTV Cell, Ltd., incorporated in the U.K. (inactive).
                      Silver Digital Ltd., incorporated in the U.K. (inactive).
                      File Exchange Ltd., incorporated in the U.K. (inactive).

              Todd-AO, Espana (formerly Todd-AO's Land of the Future),
                  incorporated in California.

              Todd-AO Digital Images, incorporated in California (inactive).

              Hollywood Supply Company, incorporated in California (inactive).

              Todd-AO Productions, Inc., incorporated in California (inactive).

              Todd-AO Preservation Services, incorporated in California (inactive).

   27.1      Financial Data Schedule

              Filed herewith.


                            THE TODD-AO CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                     Page
Report of Independent Public Accountants                                               30

Independent Auditors' Report                                                           31

Consolidated Balance Sheets, August 31, 1998 and 1999                                  32

Consolidated Statements of Income for the Years Ended
   August 31, 1997, 1998 and 1999                                                      34

Consolidated Statements of Stockholders' Equity and Comprehensive
   Income (Loss) for the Years Ended August 31, 1997, 1998 and 1999                    35

Consolidated Statements of Cash Flows for the Years Ended
   August 31, 1997, 1998 and 1999                                                      36

Notes to Consolidated Financial Statements                                             39

Supplemental Financial Statement Schedule:

   II  Valuation and Qualifying Accounts For The Years Ended
       August 31, 1997, 1998 and 1999                                                  52

   Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Todd-AO Corporation:

         We have audited the accompanying consolidated balance sheets of The Todd-AO Corporation (a Delaware corporation) and its subsidiaries as of August 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Todd-AO Corporation and its subsidiaries as of August 31, 1998 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

         As explained in Note 1 to the consolidated financial statements, effective September 1, 1998, the Company changed its method of accounting for the cost of start-up activities in accordance with Statements of Position No. 98-5.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions' rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              /s/  ARTHUR ANDERSEN LLP


Los Angeles, California
November 9, 1999

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of The Todd-AO Corporation:

         We have audited the accompanying consolidated statements of income, stockholders' equity and comprehensive income, and cash flows of The Todd-AO Corporation and subsidiaries (the "Company") for the year ended August 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14a for the year ended August 31, 1997. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended August 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ DELOITTE & TOUCHE LLP



Los Angeles, California
October 24, 1997

                             THE TODD-AO CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

                                                                                            AUGUST 31,
                                                                                   ---------------------------
                                                                                        1998          1999
                                                                                   ------------  -------------
CURRENT ASSETS
Cash and cash equivalents..............................................                $  3,997      $  9,739
Marketable securities..................................................                   1,490         1,317
Trade receivables
   (net of allowance for doubtful accounts of $1,768 and $1,215 at
   August 31, 1998 and 1999, respectively).............................                  18,164        18,169
Income taxes receivable................................................                   1,397           634
Inventories (first-in first-out basis).................................                     783           856
Deferred income taxes..................................................                     532           755
Prepaid deposits and other.............................................                   3,628         3,005
                                                                                   ------------  ------------
Total current assets...................................................                  29,991        34,475
                                                                                   ------------  ------------
INVESTMENTS............................................................                     956           892
                                                                                   ------------  ------------

PROPERTY AND EQUIPMENT - At Cost:
Land...................................................................                   4,270         4,270
Buildings..............................................................                  11,293        17,688
Leasehold improvements.................................................                  15,054        18,603
Lease acquisition costs................................................                   2,187         2,187
Equipment..............................................................                  76,172        79,651
Equipment under capital leases.........................................                   1,151         1,151
Construction in progress...............................................                   1,466         4,803
                                                                                   ------------  ------------

Total..................................................................                 111,593       128,353
Accumulated depreciation and amortization..............................                 (38,046)      (48,305)
                                                                                   ------------  ------------

Property and equipment - net...........................................                  73,547        80,048
                                                                                   ------------  ------------

GOODWILL
   (net of accumulated amortization of $1,646 and $2,875 at
   August 31, 1998 and 1999, respectively).............................                  29,193        33,875
                                                                                   ------------  ------------

OTHER ASSETS...........................................................                   1,909         3,890
                                                                                   ------------  ------------

TOTAL..................................................................               $ 135,596     $ 153,180
                                                                                   ============  ============

                 See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         AUGUST 31,
                                                                                 --------------------------
                                                                                     1998          1999
                                                                                 ------------  ------------
CURRENT LIABILITIES:
Accounts payable.......................................................              $  6,464      $  5,465
Accrued liabilities:
   Payroll and related taxes...........................................                 3,520         3,089
   Interest............................................................                   369           762
   Equipment lease.....................................................                   569         1,588
   Other...............................................................                 3,201         4,706
   Income taxes payable..............................................                   1,090         2,247
Current maturities of long-term debt...................................                   537           979
Capitalized lease obligations - current................................                   422           336
Deferred income........................................................                   897           914
                                                                                 ------------  ------------
Total current liabilities..............................................                17,069        20,086
                                                                                 ------------  ------------

LONG-TERM DEBT.........................................................                44,654        65,520
DEFERRED COMPENSATION AND OTHER........................................                   266           208
DEFERRED GAIN ON SALE/LEASEBACK TRANSACTIONS...........................                 6,085         4,046
DEFERRED INCOME TAXES..................................................                 5,141         3,254
OTHER..................................................................                 2,061         1,231
                                                                                 ------------  ------------

Total liabilities......................................................                75,276        94,345
                                                                                 ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock:
   Class A; authorized 30,000,000 shares of $0.01 par value;
   issued 8,438,700 at August 31, 1998 and 8,124,333
   at August 31, 1999..................................................                    84            82
   Class B; authorized 6,000,000 shares of $0.01 par value;
   issued and outstanding 1,747,178 at August 31, 1998 and 1999........                    17            17
Additional capital.....................................................                40,805        37,887
Treasury stock (235,151 and 6,000 shares at cost
    as of August 31, 1998 and 1999, respectively)......................                (2,338)          (47)
Retained earnings......................................................                20,538        21,432

Accumulated other comprehensive income (loss)..........................                 1,214          (536)
                                                                                 ------------  ------------
Total stockholders' equity.............................................                60,320        58,835
                                                                                 ------------  ------------
TOTAL..................................................................              $135,596      $153,180
                                                                                 ============  ============

                 See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEARS ENDED AUGUST 31,
                                                                       -----------------------------------------
                                                                            1997         1998           1999
                                                                       ------------  ------------  -------------

REVENUES......................................................           $  78,971     $ 102,614      $ 118,517
                                                                       ------------  ------------  -------------
COSTS AND EXPENSES:
Operating costs and other expenses............................              61,755        83,034         96,890
Depreciation and amortization.................................               7,128        10,685         12,829
Interest......................................................                 920         1,807          3,617
Equipment lease expense - net.................................                 265           245          1,494
Restructuring and other charges:
   Equipment..................................................                  --         2,414             --
   Lease costs................................................                  --           353             --
   Loss on equipment lease commitments........................                  --            --            788
Other (income) expense - net..................................                 (50)         (573)          (413)
                                                                      ------------  ------------  -------------
Total costs and expenses......................................              70,018        97,965        116,031
                                                                      ------------  ------------  -------------
INCOME BEFORE PROVISION FOR INCOME TAXES
   AND CHANGE IN ACCOUNTING PRINCIPLE.........................               8,953         4,649          2,486
  PROVISION FOR INCOME TAXES..................................               2,948         1,230            880
                                                                      ------------  ------------  -------------
INCOME BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE.......................................               6,005         3,419          1,606

CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF INCOME TAXES OF $150................................                  --            --           (293)
                                                                      ------------  ------------  -------------
NET INCOME....................................................          $    6,005      $  3,419       $  1,313
                                                                      ============  ============  =============

Net income available to common stockholders...................          $    6,005      $  3,419       $  1,313

Effect of dilutive securities:
   5% convertible debentures..................................                  47           302             --
                                                                      ------------  ------------  -------------
Net income available to common stockholders
   plus assumed conversions...................................          $    6,052      $  3,721       $  1,313
                                                                      ------------  ------------  -------------
WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC........................................           9,539,312     9,987,429      9,570,187
Effect of dilutive securities:
   Stock options..............................................             549,681       519,565        262,427
   5% convertible debentures..................................             118,510       711,057             --
                                                                      ------------  ------------  -------------
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED......................................          10,207,503    11,218,051      9,832,614
                                                                      ------------  ------------  -------------
NET INCOME PER COMMON SHARE:
   Income before change in accounting principle - Basic.......          $     0.63      $   0.34       $   0.17
   Change in accounting principle.............................                  --            --          (0.03)
                                                                      ------------  ------------  -------------
   Net income - Basic.........................................          $     0.63      $   0.34       $   0.14
                                                                      ============  ============  =============

   Income before change in accounting principle - Diluted.....          $     0.59      $   0.33       $   0.16
   Change in accounting principle.............................                  --            --          (0.03)
                                                                      ------------  ------------  -------------
   Net income - Diluted.......................................          $     0.59      $   0.33       $   0.13
                                                                      ============  ============  =============


                 See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
               FOR THE YEARS ENDED AUGUST 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                     COMMON STOCK                                     ACCUM. OTHER
                                        ----------------------------------------                         COMPRE-    COMPRE-
                                              CLASS A                                                    HENSIVE    HENSIVE
                                        -------------------- CLASS B  ADDITIONAL  RETAINED   TREASURY    INCOME     INCOME
                                         SHARES      AMOUNT   AMOUNT    CAPITAL   EARNINGS     STOCK     (LOSS)     (LOSS)
                                        ----------  -------  -------  ----------  ---------  --------  ---------  ----------
BALANCE AT AUGUST 31, 1996..........     6,555,640    $  65    $  17    $ 24,291    $12,267    $   --    $  (217)   $     --
Exercise of stock options...........        76,564        1       --         226         --        --         --          --
Tax benefit from exercise
   of stock options.................            --       --       --          67         --        --         --          --
Purchase of treasury shares.........            --       --       --          --         --    (1,047)        --          --
Treasury shares cancellation........       (36,710)      --       --        (305)        --       305         --          --
Treasury shares transfer to 401(k) .            --       --       --          --         --        51         --          --
Shares issued in stock offering.....     1,645,000       16       --      15,512         --        --         --          --
Shares issued for stock award.......        50,000        1       --         205         --        --         --          --
Unrealized gain on
   investment securities............            --       --       --          --         --        --         52          52
Gain on foreign currency translation            --       --       --          --         --        --        428         428
Cash dividends:
   Class A ($.06) per share.........            --       --       --          --       (475)       --         --          --
   Class B ($.054) per share........            --       --       --          --        (86)       --         --          --
Net income..........................            --       --       --          --      6,005        --         --       6,005
                                        ----------  -------  -------  ----------  ---------  --------  ---------  ----------

BALANCE AT AUGUST 31, 1997..........     8,290,494       83       17      39,996     17,711      (691)     263      $  6,485
                                                                                                                  ==========
Exercise of stock options...........        98,206        1       --         341         --        --         --          --
Tax benefit from exercise
   of stock options.................            --       --       --         200         --        --         --          --
Purchase of treasury shares.........            --       --       --          --         --    (1,857)        --          --
Treasury shares transfer to 401(k) .            --       --       --          --         --       210         --          --
Shares issued for stock award.......        50,000       --       --         268         --        --         --          --
Unrealized gain on
   investment securities............            --       --       --          --         --        --        104     $   104
Gain on foreign currency translation            --       --       --          --         --        --        847         847
Cash dividends:
   Class A ($.06) per share.........            --       --       --          --       (506)       --         --          --
   Class B ($.054) per share........            --       --       --          --        (86)       --         --          --
Net income..........................            --       --       --          --      3,419        --         --       3,419
                                        ----------  -------  -------  ----------  ---------  --------  ---------  ----------

BALANCE AT AUGUST 31, 1998..........     8,438,700       84       17      40,805     20,538    (2,338)    1,214     $  4,370
                                                                                                                  ==========
Exercise of stock options...........       274,080        3       --       1,095         --        --         --          --
Tax benefit from exercise
   of stock options.................            --       --       --         123         --        --         --          --
Purchase of treasury shares.........            --       --       --          --         --    (3,288)        --          --
Treasury shares cancellation........      (723,447)      (7)      --      (5,316)        --     5,323         --          --
Treasury shares transfer to 401(k) .            --       --       --          --         --       256         --          --
Shares issued as compensation.......       135,000        2       --       1,180         --        --         --          --
Unrealized (loss) on
   investment securities............            --       --       --          --         --        --       (148)    $  (148)
(Loss) on foreign currency
  translation.......................            --       --       --          --         --        --     (1,602)     (1,602)
Cash dividends:
   Class A ($.045) per share........            --       --       --          --       (349        --         --          --
   Class B ($.0405) per share.......            --       --       --          --        (70        --         --          --
Net income..........................            --       --       --          --      1,313        --         --       1,313
                                        ----------  -------  -------  ----------  ---------  --------  ---------  ----------

BALANCE AT AUGUST 31, 1999..........     8,124,333    $  82    $  17    $ 37,887    $21,432    $  (47)   $  (536)    $  (437)
                                        ==========  =======  =======  ==========  =========  ========  =========  ==========

                 See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                YEARS ENDED AUGUST 31,
                                                                       -----------------------------------------
                                                                           1997          1998           1999
                                                                       ------------  -------------  ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income................................................            $  6,005       $  3,419      $  1,313
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization..........................               7,128         10,685        12,829
        Restructuring and other charges........................                  --          2,767           788
        Deferred income taxes..................................                 968            327        (2,695)
        Tax benefit from exercise of stock options.............                  67            200           123
        Deferred compensation and other........................                 (72)           (60)          (40)
        Foreign currency exchange rate (gain) loss.............                 (21)           847          (718)
        Amortization of deferred gain on
            sale/leaseback transaction.........................              (1,472)        (2,288)       (2,425)
        (Gain) loss on sale of marketable securities
            and investments....................................                 (20)           (83)         (115)
        Loss (gain) on disposition of fixed assets.............                 103           (209)         (254)
        Shares issued for stock award..........................                 206            268            --
        Changes in assets and liabilities (net of acquisitions):
           Trade receivables, net..............................              (1,249)         2,241         1,053
           Inventories and other current assets................              (1,133)          (526)          645
           Accounts payable and accrued liabilities............               1,149            712         1,202
           Accrued equipment lease.............................                 (21)           290           231
           Income taxes payable, net...........................                (931)           254         1,900
           Provision for liabilities and other.................                  --         (1,277)         (769)
           Deferred income.....................................                 759           (603)           17
                                                                       ------------  -------------  ------------
   Net cash provided by operating activities...................              11,466         16,964        13,085
                                                                       ------------  -------------  ------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities and investments.........                  --           (431)         (283)
     Proceeds from sale of marketable securities
        and investments........................................                 708          1,146           294
     Proceeds from disposition of fixed assets.................                  87            416           426
     Capital expenditures......................................             (13,147)       (24,348)      (23,176)
     Purchase of Sound One.....................................                  --             --       (12,315)
     Purchase of Tele-Cine Cell Group plc......................                  --        (15,741)           --
     Purchase of Editworks.....................................                (500)            --            --
     Purchase of Hollywood Digital.............................             (17,761)            --            --
     Other assets..............................................                (234)           319         1,791
                                                                       ------------  -------------  ------------
   Net cash flows used in investing activities.................           $ (30,847)     $ (38,639)    $ (33,263)
                                                                       ------------  -------------  ------------


                             THE TODD-AO CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)

                                                                            YEARS ENDED AUGUST 31,
                                                                       ----------------------------------------
                                                                           1997          1998          1999
                                                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt..............................           $  23,800       $  28,101     $  34,202
  Payments on long-term debt................................             (16,309)        (13,912)      (14,350)
  Payments on capital lease obligations.....................                (603)            (64)          (73)
  Proceeds from sale/leaseback transaction..................                  --           8,500         8,809
  Proceeds from issuance of common stock....................              15,755             342         1,098
  Treasury stock purchases..................................                (996)         (1,857)       (3,288)
  Dividends paid............................................                (561)           (592)         (419)
                                                                       ------------  ------------  ------------
Net cash flows provided by financing activities:                          21,086          20,518        25,979
  Effect of exchange rate changes on cash...................                  37              27           (59)
                                                                       ------------  ------------  ------------
 NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.........................................               1,742          (1,130)        5,742
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR........................................               3,385           5,127         3,997
                                                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT
   END OF YEAR..............................................            $  5,127       $   3,997     $   9,739
                                                                       ============  ============  ============
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................            $    526       $   1,696     $   3,130
                                                                       ============  ============  ============
  Income taxes..............................................            $  1,725       $     860     $     753
                                                                       ============  ============  ============


SUPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

1999:

     In June 1999 the Company acquired substantially all of the outstanding shares of Sound One Corporation. In connection with the acquisition the Company paid cash as follows:


Assets acquired:
    Property and equipment.....................................................          $  4,069
    Trade and other receivables - net..........................................             1,304
    Inventory..................................................................               108
    Deferred tax asset.........................................................             1,000
    Other assets...............................................................             1,811
    Goodwill...................................................................             7,137
Liabilities assumed:
    Accounts payable and accrued liabilities - net.............................               270
    Bank loan..................................................................              (833)
    Deferred income tax........................................................              (569)
Common stock issued as compensation............................................            (1,182)
Non-compete agreements payable to sellers......................................              (800)
                                                                                      -----------
Cash paid in acquisition.......................................................          $ 12,315
                                                                                      ===========

1998:

     On May 8, 1998 the Company acquired substantially all of the outstanding shares of Tele-Cine Cell Group plc. In connection with the acquisition the Company paid cash as follows:


Assets acquired:
    Property and equipment.....................................................          $  8,378
    Trade and other receivables - net..........................................             7,755
    Investments................................................................               119
    Inventory..................................................................               200
    Goodwill...................................................................            10,699
Liabilities assumed:
    Accounts payable and accrued liabilities - net.............................            (2,888)
    Bank loan..................................................................            (2,638)
    Equipment leases...........................................................              (438)
    Provision for liabilities and charges......................................            (3,239)
Long-term debt issued to sellers...............................................            (2,207)
                                                                                      -----------
Cash paid in acquisition.......................................................          $ 15,741
                                                                                      ===========

1997:

     On June 20, 1997, the Company acquired substantially all of the assets and certain of the liabilities of Hollywood Digital Limited Partnership. In connection with this acquisition the Company paid cash as follows:


Assets acquired:
    Property and equipment.....................................................          $ 12,117
    Accounts receivable........................................................             2,640
    Goodwill...................................................................            14,100
    Other assets...............................................................               344
Liabilities assumed:
    Accounts payable and accrued expenses......................................            (2,745)
    Deferred rent and notes payable............................................              (296)
Convertible subordinated notes issued to seller................................            (8,399)
                                                                                      -----------
Cash paid in acquisition.......................................................          $ 17,761
                                                                                      ===========


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

                             THE TODD-AO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND OPTION DATA)


1.   SIGNIFICANT ACCOUNTING POLICIES

         OWNERSHIP AND BUSINESS - At August 31, 1999, Robert Naify, Marshall Naify, and certain members of their families and various trusts for the benefit of family members (the "Naify Interests") owned approximately 53% of the outstanding shares of The Todd-AO Corporation (the "Company"), representing approximately 80% of the total voting power.

         ON JULY 30, 1999, THE COMPANY ANNOUNCED THAT IT HAD ENTERED INTO A LETTER OF INTENT WITH LIBERTY MEDIA CORPORATION IN WHICH LIBERTY MEDIA SHALL ACQUIRE CONTROL OF TODD-AO IN A TAX-FREE TRANSACTION. NEGOTIATIONS WITH LIBERTY MEDIA ARE IN A FINAL STAGE, AND A DEFINITIVE MERGER AGREEMENT IS IMMINENT.

         BASIS OF PRESENTATION - The consolidated financial statements include the Company and its wholly owned subsidiaries Todd-AO Studios East, Inc. and its wholly owned subsidiary ("Todd-AO East"), Todd-AO Studios, Todd-AO Studios West ("TSW"), Todd-AO Video Services ("TVS"), Todd-AO DVD, Inc. ("TAO DVD"), Todd-AO Hollywood Digital ("THD"), Todd-AO Europe Holding Company, Ltd. and its wholly owned subsidiaries ("Todd Europe"), Todd-AO Productions, Inc., Todd-AO Digital Images, Hollywood Supply Company, Todd-AO, Espana (formerly Todd-AO's Land of the Future), and Todd-AO Preservation Services. All significant intercompany balances and transactions have been eliminated.

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

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed at straight-line rates based upon the estimated useful lives of the various classes of assets. The principal rates are as follows: buildings, 3-5% per annum; equipment, 10-20% per annum; leaseholds, leasehold improvements, and lease acquisition costs over the term of the lease.

         GOODWILL - Goodwill represents the excess purchase price paid over the value of net assets acquired, and is being amortized on a straight-line basis over their useful lives ranging from 15 to 40 years.

         LONG-LIVED Assets - Management continuously monitors and evaluates the realizability of its long-lived assets, including goodwill, to determine whether their carrying values have been impaired. In evaluating the value and future benefits of long-term assets, their carrying value is compared to management's best estimate of undiscounted future cash flows over the remaining amortization period. Management also considers events or changes in circumstances, which indicate that an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

         As a result of the Company's recent investment in advanced digital technologies and the acceleration in demand by the marketplace for these advanced technologies, certain older composite digital and analogue-based technologies have experienced a significant reduction in demand. In fiscal year 1998 the Company recorded an impairment loss based on an appraisal of this older equipment in the amount of $2,414. In addition, a lease impairment cost of $353 was also recognized in 1998 due to the loss of a beneficial option in the renegotiation of a building lease.

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

         NET INCOME PER COMMON SHARE - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), during the year ending August 31, 1998 and has restated its net income per common share disclosures for prior periods to comply with SFAS No. 128. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method.

         During a loss period the assumed exercise of in-the-money stock options has an antidilutive effect. As a result of the fourth quarter loss in fiscal year 1999, the weighted average of dilutive stock options was reduced by 137,527 shares of common stock. Additionally, out-of-the money options to purchase approximately 454,000, 543,000, and 365,000 shares of common stock were outstanding during fiscal years ended August 31, 1997, 1998, and 1999, respectively. They were excluded from the computation of diluted income per share as they would have been antidilutive. As of August 31, 1999, debentures that are convertible into 643,341 shares of common stock were excluded from the computation of diluted income per share as they would have been antidilutive.

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

         CONCENTRATION OF CREDIT RISK - The Company's accounts receivable are related primarily to the entertainment industry and are unsecured. The Company's ten largest customers account for approximately 52% of revenues for the year ended August 31, 1999 and 56% for the year ended August 31, 1998. The Walt Disney Company and its affiliated companies, the only customer to account for more than 10% of revenues, accounted for approximately 16%, 15% and 17% of revenues for 1999, 1998 and 1997, respectively.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

         STOCK-BASED COMPENSATION - In fiscal 1998, the Company adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company continues to account for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

         CHANGE IN ACCOUNTING PRINCIPLE - The Company adopted the Statements of Position (SOP) No. 98-5 "Reporting on the Costs of Start-Up Activities" during fiscal year 1999. The effect of the adoption was to record an expense, net of tax, of $293 in the current year.

         COMPREHENSIVE INCOME - In fiscal year 1999, the Company adopted Statement of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The implementation of SFAS No. 130 did not have an impact on the Company's results of operations.

         RECLASSIFICATIONS - Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year's presentation.

         RECENT ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

         The Company is currently reviewing the Statement and will apply such provisions as deemed appropriate.

2.   ACQUISITIONS

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

         TeleCine has recorded against acquisition reserves equipment abandonment charges of $1,229, severance and related payments of $205 and other charges of $561 from the date of acquisition to August 31, 1998 and severance and related payments of $249, lease payments for unused equipment of $481 and other charges of $217 for the year ended August 31, 1999. During the fiscal year ended August 31, 1999, $851 of acquisition reserves no longer required was credited to goodwill.

         In June 1999 all of the issued and outstanding shares of Sound One Corporation ("Sound One"), a New York corporation, were acquired by the Company through a Merger Agreement signed June 8, 1999. Todd-AO East, Inc., an indirect wholly owned subsidiary of the Company was merged into Sound One extinguishing all of the issued and outstanding shares of common stock of Sound One in exchange for a cash consideration of $11.50 per share. In consideration of the purchase, the Company paid $11,962 in cash for the common stock and an additional $353 in cash for costs incurred in connection with the acquisition. In addition, $800 is represented by non-compete agreements. Sound One is the leading post production sound facility in New York servicing the entertainment industry.

         The acquisitions are being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the years ended August 31, 1998 and 1999 are presented as if the acquisitions had occurred on September 1, 1997. Pro forma adjustments for Sound One are primarily for amortization of goodwill and non-compete agreements, changes in executive compensation, depreciation adjustments, interest expense on borrowings in connection with the acquisition, and income taxes. Pro forma adjustments for TeleCine are primarily to eliminate operations discontinued as part of the acquisition plan, to adjust depreciation to estimated useful lives of assets acquired, amortization of goodwill, interest expense on borrowings in connection with the acquisition, and income taxes.

                                                                               1998         1999
                                                                           -----------  -----------
Revenues..........................................................           $ 128,996    $ 130,106
                                                                           ===========  ===========
Net income before change in accounting principle..................           $   5,723    $   1,995
                                                                           ===========  ===========
Net income........................................................           $   5,723    $   1,702
                                                                           ===========  ===========
Net income per common share - before change in
   accounting principle - Basic...................................           $    0.57    $    0.21
                                                                           ===========  ===========
Net income per common share - Basic...............................           $    0.57    $    0.18
                                                                           ===========  ===========
Net income per common share - before change in
   accounting principle - Diluted.................................           $    0.54    $    0.20
                                                                           ===========  ===========
Net income per common share - Diluted.............................           $    0.54    $    0.17
                                                                           ===========  ===========

3.   SALE/LEASEBACK

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

           The net equipment lease expense is as follows for the years ended August 31,


                                                                  1997         1998         1999
                                                               ---------    ---------    ---------
Equipment lease costs................................           $ 1,737      $ 2,533      $ 3,690
Amortization of deferred gain
   on sale of equipment..............................            (1,472)      (2,288)      (2,196)
                                                               ---------    ---------    ---------
Equipment lease expense, net.........................           $   265      $   245      $ 1,494
                                                               =========    =========    =========
Loss on equipment lease commitments..................           $    --      $    --      $   788
                                                               =========    =========    =========


         In December 1999, one of the Company's sale/leaseback agreements is maturing. The Company has exercised its option to purchase for $5,699 the equipment currently being leased under this agreement. The purchase price exceeds the equipment's estimated fair value, as determined by an independent valuation, by approximately $788. The Company recorded a pre-tax loss on equipment lease commitments in this amount.

4.   LONG-TERM DEBT

         Long-term debt outstanding as of August 31, 1999 and 1998 was as follows:

                                                                               1998        1999
                                                                           -----------  -----------
Revolving credit facility (including multi-currency)..............            $ 33,975     $ 51,790
Mortgage payable - TeleCine Charlotte Street property.............                  --        5,141
Payables pursuant to non-compete agreements.......................                  --          700
Notes payable (unsecured) - TeleCine acquisition (UK).............               2,207          419
Convertible subordinated notes payable -
   Hollywood Digital acquisition..................................               8,399        7,599
Other.............................................................                 610          850
                                                                           -----------  -----------
Total.............................................................              45,191       66,499
Less: current maturities..........................................                (537)        (979)
                                                                           -----------  -----------
Total long-term debt..............................................            $ 44,654     $ 65,520
                                                                           ===========  ===========


         Aggregate loan maturities subsequent to August 31, 1999 are as follows:


FISCAL YEARS ENDING                                                                       TOTALS
                                                                                        ----------
2000 ..........................................................................           $    979
2001 ..........................................................................                434
2002 ..........................................................................                809
2003 ..........................................................................                 96
2004 ..........................................................................              1,893
Thereafter ....................................................................             54,689
                                                                                        ----------
Subtotal ......................................................................             58,900
Debt convertible into common stock subsequent to
   August 31, 1999 ............................................................              7,599
                                                                                        ----------
Total .........................................................................           $ 66,499
                                                                                        ==========


         Under a new long-term credit agreement dated June 30, 1999 and expiring on May 31, 2004, the Company may borrow up to $80,000 in revolving loans until May 31, 2002. On that date and thereafter the revolving loan commitment will reduce to nil by the expiration of the agreement. Prior to May 31, 2002 the Company may request an automatic extension of the revolving period of the facility for one year that will also extend the term period and the expiration date of the agreement. Prior to December 31, 2000 the Company may make a one-time request to increase the credit line by up to $20,000. Such increase to be at the sole discretion of the Banks. The Company also has the availability of Standby Letters of Credit up to $20,000 under the facility. The credit facility provides for borrowings based on the Bank's Reference, CD, and LIBOR rates. The facility includes commitment fees on the unused balance of the credit facility. Other material restrictions include: the Fixed Charge Coverage Ratio may not be less than 1.25:1; Other Indebtedness (excluding up to $35,000 in Capital or Off Balance Sheet Leases, the convertible subordinated notes issued in the Hollywood Digital acquisition, non-recourse debt up to $50,000 of less than 100% owned Joint Ventures, $5,000 in purchase money mortgage financing and the existing TeleCine mortgage debt for the Charlotte Street property) many not exceed $10,000; Leverage Ratio is not to exceed 4:1 through May 31, 2001 (decreasing thereafter); Net Worth is not be to less than $54,000 plus net proceeds from issuance of equity plus 50% of consolidated net income subsequent to May 31, 1998 (excluding the effect of stock repurchases up to $3,000 from the closing date through the fiscal year ending August 31, 2000). As of August 31, 1999, the Company was in compliance with the covenants.

         In April 1999, the Company, through its indirectly wholly owned subsidiary, TeleCine, Ltd., financed the purchase of the freehold property at 50/54 Charlotte Street, London, U.K. with a 10-year term mortgage loan in the amount of $5,246. The loan is secured by the property. Equal payments of $105 (principal and interest) are due quarterly based on a 25-year amortization period with the balance of the note due after 10 years. Interest is fixed at 6.7251%. The note contains a minimum net worth requirement of at least $8,965 plus 50% of earnings subsequent to fiscal year 1998.

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

         In connection with the acquisition of Hollywood Digital, the Company issued convertible subordinated notes. The notes are convertible into the Company's Class A common stock at the adjusted conversion price of $11.812 per share at any time before the maturity date and bear interest at 5% payable annually. In November 1998, $800 of the notes were paid at the election of the holders.

         In November 1999, the Company exercised its right to convert the remaining Hollywood Digital notes to common stock. These notes in the amount of $7,599 are classified as long-term debt on the balance sheet at August 31, 1999.

         In connection with the acquisition of TeleCine, Todd Europe, the Company's U.K. wholly owned subsidiary, issued unsecured loan notes in the amount of $2,207 guaranteed as to principal only and bearing interest at 4.5% payable annually in arrears. $1,788 of the notes were paid down during the current year at the election of the noteholders.

         Other long-term debt consists of notes and obligations acquired in connection with other acquisitions and bearing interest between the prime rate and the prime rate plus 1/4%.

5.   INCOME TAXES

         The Company's effective income tax rate differs from the federal statutory income tax rate due to the following:


YEARS ENDED AUGUST 31,                                                   1997      1998      1999
----------------------                                                  -------   -------   -------
Federal statutory income tax rate...............................           35.0 %    35.0 %    35.0 %
Adjust to actual Company rate...................................           (1.0)     (1.0)     (1.0)
                                                                        -------   -------   -------

Adjusted federal statutory income tax rate......................           34.0      34.0      34.0
State taxes, net of federal benefit.............................           (2.2)     (6.8)      0.0
Other, net......................................................            1.1      (0.7)      1.7
                                                                        -------   -------   -------
Total...........................................................           32.9 %    26.5 %    35.7 %
                                                                        =======   =======   =======


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

         Components of the income tax provision are as follows:

                                                                          1997       1998      1999
                                                                        --------  ---------  --------
  Current provision - domestic..................................          $1,156     $  (84)    $ 312
  Current provision - foreign...................................            (217)       988     2,114
  Deferred provision - domestic.................................           1,343        550    (1,029)
  Deferred provision - foreign..................................             666       (224)     (667)
                                                                        --------  ---------  --------
  Total.........................................................          $2,948     $1,230     $ 730
                                                                        ========  =========  ========

  Components of pre-tax income are as follows:
                                                                          1997       1998      1999
                                                                        --------  ---------  --------
  Domestic......................................................          $7,454     $1,675  $ (2,179)
  Foreign.......................................................           1,499      2,974     4,222
                                                                        --------  ---------  --------
  Total.........................................................          $8,953     $4,649    $2,043
                                                                        ========  =========  ========

         Deferred income tax assets and liabilities consist of the following:

                                                     FEDERAL      STATE       FOREIGN      TOTAL
                                                    ----------  -----------  ----------  -----------
1999:
Current Asset:
    Accounts receivable reserves........              $     20      $     8      $   35     $     63
    Vacation pay accruals...............                   223           55           0          278
    State income taxes..................                  (133)          --           0         (133)
    General and pension provisions......                    --           --         476          476
    Other...............................                    55           16          --           71
                                                    ----------  -----------  ----------  -----------
TOTAL CURRENT ASSET.....................              $    165      $    79      $  511     $    755
                                                    ==========  ===========  ==========  ===========
Long-Term Asset:
    Deferred compensation...............              $     19      $     5      $   --     $     24
    Net operating loss carryovers.......                 2,597        1,131          58        3,786
    U.K. capital allowances.............                    --           --         944          944
    State income tax credit carryover...                    --        1,743          --        1,743
    Other...............................                   119           81          --          200
                                                    ----------  -----------  ----------  -----------
Total long-term asset...................                 2,735        2,960       1,002        6,697
                                                    ----------  -----------  ----------  -----------
Long-Term Liability:
    Depreciation........................                (5,827)      (1,474)       (295)      (7,596)
    Goodwill............................                  (244)         (60)         --         (304)
    Deferred gains on property..........                (1,420)        (348)        (77)      (1,845)
    Other...............................                  (191)         (14)         (1)        (206)
                                                    ----------  -----------  ----------  -----------
Total long-term liability...............                (7,682)      (1,896)       (373)      (9,951)
                                                    ----------  -----------  ----------  -----------
NET LONG-TERM LIABILITY.................              $ (4,947)     $ 1,064      $  629     $ (3,254)
                                                    ==========  ===========  ==========  ===========
1998:
Current Asset:
    Accounts receivable reserves........              $     21      $     5      $  234     $    260
    Vacation pay accruals...............                   275           67          --          342
    State income taxes..................                   (77)          --          --          (77)
    Other...............................                    --            7          --            7
                                                    ----------  -----------  ----------  -----------
TOTAL CURRENT ASSET.....................              $    219      $    79      $  234     $    532
                                                    ==========  ===========  ==========  ===========
Long-Term Asset:
    Deferred compensation...............              $     44      $    10      $   --     $     54
    U.K loss carryover..................                    --           --                       84
                                                                                     84
    U.K. capital allowances.............                    --           --         255          255
    State income tax credit carryover...                    --        1,656          --        1,656
    Other...............................                    (5)          96          --           91
                                                    ----------  -----------  ----------  -----------
Total long-term asset...................                    39        1,762         339        2,140
                                                    ----------  -----------  ----------  -----------
Long-Term Liability:
    Depreciation........................                (3,481)      (1,192)         --       (4,673)
    Goodwill............................                  (128)         (31)         --         (159)
    Deferred gains on property..........                (1,869)        (454)        (80)      (2,403)
    Other...............................                   (53)           9          (2)         (46)
                                                    ----------  -----------  ----------  -----------
Total long-term liability...............                (5,531)      (1,668)        (82)      (7,281)
                                                    ----------  -----------  ----------  -----------
NET LONG-TERM LIABILITY.................              $ (5,492)     $    94      $  257     $ (5,141)
                                                    ==========  ===========  ==========  ===========

         Pursuant to the Internal Revenue Code Section 382, the Company's existing net operating loss carryovers and other deferred tax assets and liabilities may be unavailable for future use in the event of significant ownership changes of the Company's common stock.

6.       STOCKHOLDERS' EQUITY

         The Company has 1,000,000 shares of $.01 par value preferred stock authorized. As of August 31, 1999 no shares of preferred stock have been issued or were outstanding.

         The Class B stock is convertible at the option of the holder into Class A stock and is automatically converted to Class A stock under certain circumstances; holders have ten votes per share; transferability is restricted; and dividends are limited to 90% of any dividends paid on Class A stock.

         The Company has a stock repurchase program under which 2,300,000 shares may be purchased from time to time in the open market or in private transactions. As of August 31, 1999, 1,621,756 shares had been repurchased. 1,555,303 of these shares have been canceled and returned to authorized but unissued status.

7.   STOCK OPTIONS

STOCK OPTION PLANS

         The Company has five stock option plans: The 1986, 1994, 1995, and 1997 Stock Option Plans and the 1998 Stock Incentive Plan. As of August 31, 1999, no stock options or shares have been issued from the 1998 Plan. These plans provide for the granting of either non-qualified or incentive stock options at not less than 85% and 100% of the market value of the stock on the date of the grant, respectively. Options generally become exercisable in installments commencing as of the beginning of a fiscal year near the date of grant.

         On December 10, 1998, the Company granted to all option holders a one-time re-pricing adjustment with respect to all options outstanding with exercise prices in excess of the $8.00 per share market value determined as of that date. Option holders electing to reduce the exercise price of their share options agreed to reduce the number of their affected option shares outstanding by the same ratio as the price reduction.

         The following summarizes stock option activity for the three years ended August 31, 1999:

                                                                                     WEIGHTED
                                                                     NUMBER OF    AVERAGE PRICE
                                                                       SHARES       PER SHARE
                                                                    ------------  ---------------
Options outstanding, August 31, 1996........................           1,008,645     $ 4.17
Awarded.....................................................             773,000      10.40
Exercised...................................................             (78,564)      2.93
Forfeited...................................................             (37,490)      8.32
                                                                    ------------  ---------------
Options outstanding, August 31, 1997........................           1,665,591     $ 7.03
Awarded.....................................................              96,000       9.92
Exercised...................................................             (96,206)      3.50
Forfeited...................................................             (31,984)      9.85
                                                                    ------------  ---------------
Options outstanding, August 31, 1998........................           1,633,401     $ 7.35
Awarded.....................................................              70,500       9.34
Exercised...................................................            (274,080)      4.00
Forfeited...................................................             (53,696)      8.33
Forfeited due to repricing..................................            (176,775)     10.41
                                                                    ------------  ---------------
Options outstanding, August 31, 1999........................           1,199,350     $ 6.57
                                                                    ============  ===============
Vested as of August 31, 1999................................             814,528
                                                                    ============


         As of August 31, 1999, 71,765 shares, 72,000 shares, 314,045 shares,
35,150 shares and 536,783 shares were available for grant under the 1986, 1994, 1995, 1997 and 1998 plans respectively. Common Shares have been reserved for issuance under the plans for all options outstanding at August 31, 1999.

                                     OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                         ---------------------------------------------  ------------------------------
                                          WEIGHTED
                            NUMBER         AVERAGE        WEIGHTED                        WEIGHTED
                         OUTSTANDING      REMAINING        AVERAGE       EXERCISABLE       AVERAGE
         RANGE OF         AT AUGUST      CONTRACTUAL      EXERCISE        AT AUGUST       EXERCISE
     EXERCISE PRICES       31, 1999         LIFE            PRICE         31, 1999          PRICE
     -----------------   -------------  --------------  --------------  --------------  --------------
     $ 4.50 - 13.88         741,500         5 years          $6.38         498,558           $5.71
       3.26 -  8.00         320,258         4 years           6.37         236,152            5.79
       8.00                  17,742       2.3 years           8.00          10,648            8.00
       8.00                 119,850         7 years           8.00          69,170            8.00
     -----------------   -------------  --------------  --------------  --------------  --------------
     $ 3.26 - 13.88       1,199,350      4.89 years          $6.57         814,528           $5.96
                         =============                                  ==============

         The Company has adopted the disclosure-only provisions of SFAS 123. The estimated fair value of options granted during 1999, 1998 and 1997 pursuant to SFAS 123 was approximately $490, $343 and $2,738, respectively. Had the Company adopted SFAS 123, pro forma net income for those years would have been $621, $2,863 and $5,461, respectively. Pro forma "basic" net income per share would have been $0.06, $0.29 and $0.57 and "diluted" net income per share would have been $0.06, $0.28 and $0.54 for 1999, 1998 and 1997, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.43%-0.75%, volatility of 25%, a risk free interest rate of 4.95% for 1999, 5.05% for 1998 and 6.28% for 1997 and expected option lives of 5 to 9 years.

8.   COMMITMENTS

         OPERATING LEASES - Rent expense for noncancellable operating leases for real property and equipment was $4,736, $6,524 and $8,242 for the years ended August 31, 1997, 1998 and 1999, respectively. Minimum rentals for operating leases for years ending after August 31, 1999 are as follows: 2000, $14,009; 2001, $7,607; 2002, $7,142; 2003, $5,385; 2004, $4,347 and $20,021,
thereafter. Some of the leases have options to extend terms and are subject to escalation clauses and two leases are subject to additional rent based on revenue.

         Additionally, the Company has guaranteed the residual values of $1,221 and $2,823 for sale/leaseback transactions maturing in 2003 and 2005. The Company exercised its option to purchase for $5,699 the equipment currently being leased under the sale/leaseback transaction maturing in December 1999.

         EMPLOYMENT AGREEMENTS - At August 31, 1999, the Company is committed to compensation under long-term employment agreements with certain of its officers and key employees as follows: 2000, $2,984; 2001, $2,009 and 2002, $1,309.

9.   PENSION PLAN

         Certain officers and employees of the Company are eligible for participation in the "Motion Picture Industry Pension Plan" ("MPIPP"), a multi-employer defined benefit pension plan, the Company's 401(k) Profit Sharing Plan and Trust in the U.S. or the Group Personal Pension Plan in the U.K. Contributions to the MPIPP are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Plans are funded by employer and employee contributions. Total pension plan expense for the Plans for the years ended August 31, 1997, 1998, and 1999 are as follows:

                                                                      AUGUST 31,
                                                              ---------------------------
                                                                1997       1998      1999
                                                                ----       ----      ----
         MPIPP............................................     $ 618      $ 648     $ 687
         U.S. 401(k)......................................     $ 225      $ 370     $ 485
         U.K. Plan........................................     $  85      $  95     $ 273


10.  JOINT VENTURES

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

11.  CONTINGENCIES

         The Company is involved in litigation and similar claims incidental to the conduct of its business. In management's opinion, none of the pending actions is likely to have a material adverse impact on the Company's financial position or results of operations.

12.  BUSINESS SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for its fiscal year ended August 31, 1999, which changed the way the Company reports information about its operating segments. The Company's business units have been aggregated into two reportable operating segments: sound and video services. The Other column includes corporate related items and income and expenses not allocated to reportable segments. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon several factors, including segment income (loss) before income taxes, interest, depreciation and amortization of intangibles.

         Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                      SOUND        VIDEO
                                                     SERVICES     SERVICES      OTHER       TOTAL
                                                    ----------  -----------  ----------  -----------
YEAR ENDED AUGUST 31, 1999:

   Revenues.............................              $ 41,242     $ 77,275     $    --    $ 118,517
   Income (loss) before income taxes,
      interest, depreciation and
      amortization of intangibles.......                 4,030       17,629      (2,727)      18,932
   Identifiable assets..................                39,822       77,148       2,335      119,305
   Intangible assets, net...............                 7,102       26,773          --       33,875
   Capital expenditures.................                 3,591       19,585          --       23,176
   Depreciation expense.................                 2,191        9,396          --       11,587

YEAR ENDED AUGUST 31, 1998:

   Revenues.............................              $ 42,855     $ 59,759     $    --    $ 102,614
   Income (loss) before income taxes,
      interest, depreciation and
      amortization of intangibles.......                 5,537       11,452         152       17,141
   Identifiable assets..................                34,934       68,604       2,865      106,403
   Intangible assets, net...............                    --       29,193          --       29,193
   Capital expenditures.................                 7,147       17,201          --       24,348
   Depreciation expense.................                 2,533        7,116          --        9,649

YEAR ENDED AUGUST 31, 1997:

   Revenues.............................              $ 47,248     $ 31,723     $    --     $ 78,971
   Income (loss) before income taxes,
      interest, depreciation and
      amortization of intangibles.......                 9,985        7,297        (281)      17,001
   Identifiable assets..................                34,797       46,619       2,873       84,289
   Intangible assets, net...............                    --       19,162          --       19,162
   Capital expenditures.................                 2,690       10,457          --       13,147
   Depreciation expense.................                 2,959        3,787          --        6,746



         The following table reconciles segment income (loss) before income taxes, interest, depreciation and amortization of intangibles to the Company's consolidated or combined (as applicable) net income (in thousands):

                                                                     YEARS ENDED AUGUST 31,
                                                               ----------------------------------
                                                                  1997        1998        1999
                                                               ----------  ----------  -----------
Income before income taxes, interest,
   depreciation and amortization of intangibles........          $ 17,001    $ 17,141     $ 18,932
Amortization of intangibles............................              (382)     (1,036)      (1,242)
Interest expense.......................................              (920)     (1,807)      (3,617)
Depreciation...........................................            (6,746)     (9,649)     (11,587)
Provision for income taxes.............................            (2,948)     (1,230)        (880)
                                                               ----------  ----------  -----------
Net income before change in
   accounting principle................................             6,005       3,419        1,606
Change in accounting principle, net....................                --          --         (293)
                                                               ----------  ----------  -----------
Net income.............................................           $ 6,005     $ 3,419     $  1,313
                                                               ==========  ==========  ===========

         Information as to the Company's operations in different geographic areas is as follows for the years ended August 31, 1997, 1998 and 1999.

                                                                  1997        1998          1999
                                                               ----------  ----------  -----------
REVENUES:
 United States.........................................          $ 65,436    $ 79,143     $ 79,330
 United Kingdom........................................            13,535      23,471       39,187
                                                               ----------  ----------  -----------
 Total.................................................          $ 78,971    $102,614     $118,517
                                                               ==========  ==========  ===========
NET INCOME (LOSS):
 United States.........................................          $  4,955    $  1,209     $ (1,169)
 United Kingdom........................................             1,050       2,210        2,775
                                                               ----------  ----------  -----------
 Subtotal..............................................             6,005       3,419        1,606
 United States - net change in accounting principle....                --          --         (293)
                                                               ==========  ==========  ===========
 Total.................................................          $  6,005    $  3,419     $  1,313
                                                               ==========  ==========  ===========
ASSETS:
 United States.........................................          $ 85,569    $ 91,001     $106,258
 United Kingdom........................................            17,882      44,365       46,922
                                                               ----------  ----------  -----------
 Total.................................................          $103,451    $135,366     $153,180
                                                               ==========  ==========  ===========

13.      SUBSEQUENT EVENTS

         On September 22, 1999, the Company, through its newly-formed wholly owned subsidiary, Todd-AO, Espana, purchased a fifty percent (50%) interest in a Barcelona-based sound facility named 103 Estudio, S.L., for $2,010. The purchase agreement includes plans for expansion of the current Barcelona facility, comprising state-of-the-art digital dubbing studios designed for foreign language dubbing of feature films and television programs. New premises near the two existing facilities have already been acquired. Existing management shall remain in place, and the Company shall assume two positions on the Board, thereby participating in all top management policies and decisions of the new company, which shall be named 103 Todd-AO Estudio, S.L.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         BASIC          DILUTED
                                                                        EARNINGS        EARNINGS
                                                                         (LOSS)          (LOSS)
                                                                           PER             PER
                                                                         COMMON          COMMON
                                 TOTAL        GROSS       NET INCOME      SHARE           SHARE
1998                            REVENUES      PROFIT        (LOSS)     OUTSTANDING     OUTSTANDING
                              ------------  ----------   -----------  --------------  --------------
First Quarter............        $  25,024     $ 3,262      $  1,773       $   .18          $  .16
Second Quarter...........           22,582       1,991         1,316           .13             .12
Third Quarter............           27,252       2,860         1,627           .16             .15
Fourth Quarter...........           27,756         537        (1,297)         (.13)           (.11)
                              ------------  ----------   -----------  --------------  --------------
TOTAL....................        $ 102,614     $ 8,650      $  3,419       $   .34(a)       $  .33(a)
                              ============  ==========   ===========  ==============  ==============

                                                                         BASIC          DILUTED
                                                                        EARNINGS        EARNINGS
                                                                         (LOSS)          (LOSS)
                                                                           PER             PER
                                                                         COMMON          COMMON
                                 TOTAL        GROSS       NET INCOME      SHARE           SHARE
1998                            REVENUES      PROFIT        (LOSS)     OUTSTANDING     OUTSTANDING
                              ------------  ----------   -----------  --------------  --------------
First Quarter............         $ 33,947     $ 4,784      $  2,468       $   .26          $  .24
Second Quarter...........           28,388       1,167           897           .10             .09
Third Quarter............           28,093         784            62           .01             .01
Fourth Quarter...........           28,089         569        (2,114)         (.22)           (.21)
                              ------------  ----------   -----------  --------------  --------------
TOTAL....................        $ 118,517     $ 7,304      $  1,313       $   .14(a)       $  .13(a)
                              ============  ==========   ===========  ==============  ==============


--------------

(a) Aggregate per share amounts for each quarter may differ from annual totals as each is independently calculated.

                                              THE TODD-AO CORPORATION                       SCHEDULE II

                                         VALUATION AND QUALIFYING ACCOUNTS
                                              (DOLLARS IN THOUSANDS)
                                    YEARS ENDED AUGUST 31, 1997, 1998 AND 1999



               COLUMN                     COLUMN          COLUMN          COLUMN         COLUMN         COLUMN
                  A                          B              C               D              E               F
                                        ------------  ---------------  -------------  -------------   ------------
                                                        ADDITIONS       ADDITIONS
                                                         CHARGED       ACQUIRED OR
                                        BALANCE AT    (CREDITED) TO     CHARGED TO                      BALANCE
                                         BEGINNING      COSTS AND         OTHER        DEDUCTIONS      AT END OF
             DESCRIPTION                 OF PERIOD       EXPENSES        ACCOUNTS      AND OTHER        PERIOD
--------------------------------------  ------------  ---------------  -------------  -------------   ------------
Allowance for doubtful accounts:

Year ended August 31, 1997...........      $  696          $ 106        $  351 (a)        $ (591)       $  562
                                        ============  ===============  =============  =============   ============

Year ended August 31, 1998...........      $  562          $ (28)       $1,220 (b)        $   14        $1,768
                                        ============  ===============  =============  =============   ============

Year ended August 31, 1999...........      $1,768          $(650)       $   94 (c)        $    3        $1,215
                                        ============  ===============  =============  =============   ============

(a)      Balance acquired in acquisition of Hollywood Digital.
(b)      Balance acquired in acquisition of TeleCine.
(c)      Balance acquired in acquisition of Sound One.


Allowance for acquisition reserves:

Year ended August 31, 1997...........      $   --          $  --        $   --            $    --       $   --
                                        ============  ===============  =============  =============   ============

Year ended August 31, 1998...........      $   --          $  --        $3,995 (a)        $(1,995)      $2,000
                                        ============  ===============  =============  =============   ============

Year ended August 31, 1999...........      $2,000          $  --        $ (851)(b)        $  (947)      $  202
                                        ============  ===============  =============  =============   ============

(a)      Balance acquired in acquisition of TeleCine ($3,995).
(b)      Excess reserves credited to goodwill ($851).
