Form 10-K/A
period 1999-08-31
TODD AO CORP
filed 2000-01-11
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A#1

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


                                                  The Todd-AO Corporation

      January 11, 1999                   By          /s/ Silas R. Cross
                                           ------------------------------------
                                                       Silas R. Cross
                                                  Vice President, Treasurer
                                               and Principal Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


January 11, 1999  By /s/   Salah M. Hassanein       January 11, 1999   By /s/    Marshall Naify
                         ----------------------                              ----------------------
                            Salah M. Hassanein                                   Marshall Naify
                         Director, President and                                Chairman of the
                         Chief Executive Officer                               Board of Directors


January 11, 1999  By /s/     David P. Malm          January 11, 1999   By /s/    Richard Hassanein
                         -------------------                                 -----------------------
                             David P. Malm                                       Richard Hassanein
                                Director                                         Vice President and
                                                                                      Director


January 11, 1999  By /s/    Sydney Pollack          January 11, 1999   By /s/    Michael S. Naify
                         -------------------                                 -----------------------
                            Sydney Pollack                                       Michael S. Naify
                               Director                                              Director


January 11, 1999  By /s/   Robert I. Knudson        January 11, 1999   By /s/     Zelbie Trogden
                         -------------------                                 -----------------------
                           Robert I. Knudson                                      Zelbie Trogden
                                Director                                             Director


January 11, 1999  By /s/  Herbert L. Hutner         January 11, 1999   By /s/    A. Frank Pierce
                         -------------------                                 ----------------------
                          Herbert L. Hutner                                      A. Frank Pierce
                              Director                                              Director


January 11, 1999  By /s/     David Haas
                         -------------------
                             David Haas
                               Director


                             THE TODD-AO CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEARS ENDED AUGUST 31,
                                                                       -----------------------------------------
                                                                            1997         1998           1999
                                                                       ------------  ------------  -------------

REVENUES......................................................           $  78,971     $ 102,614      $ 118,517
                                                                       ------------  ------------  -------------
COSTS AND EXPENSES:
Operating costs and other expenses............................              61,755        83,034         96,890
Depreciation and amortization.................................               7,128        10,685         12,829
Interest......................................................                 920         1,807          3,617
Equipment lease expense - net.................................                 265           245          1,494
Restructuring and other charges:
   Equipment..................................................                  --         2,414             --
   Lease costs................................................                  --           353             --
   Loss on equipment lease commitments........................                  --            --            788
Other (income) expense - net..................................                 (50)         (573)           413
                                                                      ------------  ------------  -------------
Total costs and expenses......................................              70,018        97,965        116,031
                                                                      ------------  ------------  -------------
INCOME BEFORE PROVISION FOR INCOME TAXES
   AND CHANGE IN ACCOUNTING PRINCIPLE.........................               8,953         4,649          2,486
  PROVISION FOR INCOME TAXES..................................               2,948         1,230            880
                                                                      ------------  ------------  -------------
INCOME BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE.......................................               6,005         3,419          1,606

CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF INCOME TAXES OF $150................................                  --            --           (293)
                                                                      ------------  ------------  -------------
NET INCOME....................................................          $    6,005      $  3,419       $  1,313
                                                                      ============  ============  =============

Net income available to common stockholders...................          $    6,005      $  3,419       $  1,313

Effect of dilutive securities:
   5% convertible debentures..................................                  47           302             --
                                                                      ------------  ------------  -------------
Net income available to common stockholders
   plus assumed conversions...................................          $    6,052      $  3,721       $  1,313
                                                                      ------------  ------------  -------------
WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC........................................           9,539,312     9,987,429      9,570,187
Effect of dilutive securities:
   Stock options..............................................             549,681       519,565        262,427
   5% convertible debentures..................................             118,510       711,057             --
                                                                      ------------  ------------  -------------
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED......................................          10,207,503    11,218,051      9,832,614
                                                                      ------------  ------------  -------------
NET INCOME PER COMMON SHARE:
   Income before change in accounting principle - Basic.......          $     0.63      $   0.34       $   0.17
   Change in accounting principle.............................                  --            --          (0.03)
                                                                      ------------  ------------  -------------
   Net income - Basic.........................................          $     0.63      $   0.34       $   0.14
                                                                      ============  ============  =============

   Income before change in accounting principle - Diluted.....          $     0.59      $   0.33       $   0.16
   Change in accounting principle.............................                  --            --          (0.03)
                                                                      ------------  ------------  -------------
   Net income - Diluted.......................................          $     0.59      $   0.33       $   0.13
                                                                      ============  ============  =============


                 See notes to consolidated financial statements.