Form 10-Q
period 1999-11-30
TODD AO CORP
filed 2000-01-13
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended NOVEMBER 30, 1999

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

The number of shares of common stock outstanding at January 5, 2000 was:
8,944,775 Class A Shares and 1,747,178 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

NOVEMBER 30, 1999


INDEX
---------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                                       Page
-----------------------------
  Item 1- FINANCIAL STATEMENTS

     The following financial statements are filed herewith:

          Consolidated Balance Sheets, August 31, 1999 and November 30, 1999                            3

          Consolidated Statements of Income and Retained Earnings for the
                 Three Months Ended November 30, 1998 (restated) and 1999                               5

          Consolidated Statements of Cash Flows for the Three Months Ended
                 November 30, 1998 (restated) and 1999                                                  6

          Notes to Consolidated Financial Statements for the Three Months
                 Ended November 30, 1999                                                                8

  Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                               12

PART II - OTHER INFORMATION
---------------------------

  Item 1 - Legal Proceedings                                                                           15

  Item 6 - Exhibits and Reports on Form 8-K                                                            15

           Signature                                                                                   15


                             THE TODD-AO CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                    AUGUST 31,    NOVEMBER 30,
                                                                                       1999           1999
                                                                                    ----------    ------------
CURRENT ASSETS:
Cash and cash equivalents..............................................                $  9,739       $  8,855
Marketable securities..................................................                   1,317            400
Trade receivables
   (net of allowance for doubtful accounts of $1,215 at
   August 31, 1999 and $1,429 at November 30, 1999) ...................                  18,169         22,340
Income tax receivable..................................................                     634            492
Inventories (first-in first-out basis).................................                     856            773
Deferred income taxes..................................................                     755            755
Prepaid deposits and other.............................................                   3,005          3,013
                                                                                    -----------   -------------
Total current assets...................................................                  34,475         36,628
                                                                                    -----------   -------------
INVESTMENTS............................................................                     892          2,688
                                                                                    -----------   -------------
PROPERTY AND EQUIPMENT - At Cost:
Land...................................................................                   4,270          4,270
Buildings..............................................................                  17,688         17,688
Leasehold improvements.................................................                  18,603         18,636
Lease acquisition costs................................................                   2,187          2,187
Equipment..............................................................                  79,651         85,443
Equipment under capital leases.........................................                   1,151          1,151
Construction in progress...............................................                   4,803          2,072
                                                                                    -----------   -------------
Total..................................................................                 128,353        131,447
Accumulated depreciation and amortization..............................                 (48,305)       (51,485)
                                                                                    -----------   -------------
Property and equipment - net...........................................                  80,048         79,962
                                                                                    -----------   -------------
GOODWILL
   (net of accumulated amortization of $2,875 at
   August 31, 1999 and $3,217 at November 30, 1999)....................                  33,875         33,533
                                                                                    -----------   -------------
OTHER ASSETS...........................................................                   3,890          3,724
                                                                                    -----------   -------------
TOTAL..................................................................                $153,180       $156,535
                                                                                    ===========   =============

                 See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    AUGUST 31,     NOVEMBER 30,
                                                                                       1999            1999
                                                                                    ------------   -------------
  CURRENT LIABILITIES:
  Accounts payable.......................................................               $  5,465        $  4,004
  Accrued liabilities:
     Payroll and related taxes...........................................                  3,089           3,456
     Interest............................................................                    762             829
     Equipment lease.....................................................                  1,588           2,033
     Other...............................................................                  4,706           3,650
       Income taxes payable..............................................                  2,247           1,893
  Current maturities of long-term debt...................................                    979             851
  Capitalized lease obligations - current................................                    336             341
  Deferred income........................................................                    914           1,004
                                                                                    ------------   -------------
  Total current liabilities..............................................                 20,086          18,061
                                                                                    ------------   -------------
  LONG-TERM DEBT.........................................................                 65,520          69,948
  DEFERRED COMPENSATION AND OTHER........................................                  1,439           1,383
  DEFERRED GAIN ON SALE/LEASEBACK TRANSACTIONS...........................                  4,046           3,839
  DEFERRED INCOME TAXES..................................................                  3,254           3,254
                                                                                    ------------   -------------
  Total liabilities......................................................                 94,345          96,485
                                                                                    ------------   -------------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
  Common Stock:
     Class A; authorized 30,000,000 shares of $0.01 par value;
     issued 8,124,333 at August 31, 1999 and 8,160,785 at
     November 30, 1999...................................................                     82              83
     Class B; authorized 6,000,000 shares of $0.01 par value;
     issued and outstanding 1,747,178....................................                     17              17
  Additional capital.....................................................                 37,887          38,154
  Treasury stock (6,000 shares at cost as of August 31, 1999
      and November 30, 1999).............................................                    (47)            (47)
  Retained earnings......................................................                 21,432          22,440
  Accumulated other comprehensive income (loss) .........................                   (536)           (597)
                                                                                    ------------   -------------
  Total stockholders' equity.............................................                 58,835          60,050
                                                                                    ------------   -------------
  TOTAL..................................................................               $153,180        $156,535
                                                                                    ============   =============

                 See notes to consolidated financial statements.

                             THE TODD-AO CORPORATION

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 (RESTATED) AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1998            1999
                                                            ------------    ------------
REVENUES ................................................   $     33,947    $     33,556
                                                            ------------    ------------
COSTS AND EXPENSES:
Operating costs and other expenses ......................         25,781          26,252
Depreciation and amortization ...........................          3,403           3,580
Interest ................................................            866           1,259
Equipment lease expense - net ...........................             55             929
Other (income) expense - net ............................             68             102
                                                            ------------    ------------
Total costs and expenses ................................         30,173          32,122
                                                            ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND CHANGE IN ACCOUNTING PRINCIPLE ....................          3,774           1,434
  PROVISION FOR INCOME TAXES ............................          1,306             426
                                                            ------------    ------------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE ............          2,468           1,008
CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF INCOME TAXES OF $150 ...........................           (293)             --
                                                            ------------    ------------
NET INCOME ..............................................          2,175           1,008
RETAINED EARNINGS BEGINNING OF PERIOD ...................         20,510          21,432
LESS:  DIVIDENDS PAID ...................................           (140)             --
                                                            ------------    ------------
RETAINED EARNINGS END OF PERIOD .........................   $     22,545    $     22,440
                                                            ============    ============
NET INCOME PER COMMON SHARE:
Net income available to common stockholders .............   $      2,175    $      1,008

Effect of dilutive securities:
   5% convertible debentures ............................             67              62
                                                            ------------    ------------
Net income available to common stockholders
   plus assumed conversions .............................   $      2,242    $      1,070
                                                            ------------    ------------
WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC ..................................      9,535,765       9,882,827
Effect of dilutive securities:
   Stock options ........................................        331,538         683,097
   5% convertible debentures ............................        697,677         643,341
                                                            ------------    ------------
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED ................................     10,564,980      11,209,265
                                                            ------------    ------------
NET INCOME PER COMMOM SHARE:

   Income before change in accounting principle - Basic .   $       0.26    $       0.10
   Change in accounting principle .......................          (0.03)             --
                                                            ------------    ------------
   Net income - Basic ...................................   $       0.23    $       0.10
                                                            ============    ============
   Income before change in accounting principle - Diluted   $       0.24    $       0.10
   Change in accounting principle .......................          (0.03)             --
                                                            ------------    ------------
   Net income - Diluted .................................   $       0.21    $       0.10
                                                            ============    ============

          See notes to consolidated financial statements.


                             THE TODD-AO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 (RESTATED) AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                       1998           1999
                                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................                $  2,175       $  1,008
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization...................................                   3,403          3,580
     Deferred income taxes...........................................                     876              -
     Deferred compensation and other.................................                    (130)           (30)
     Foreign currency exchange rate loss.............................                       -             74
     Amortization of deferred gain on
         sale/leaseback transaction..................................                    (616)          (207)
     (Gain) on sale of marketable securities
         and investments.............................................                       -           (413)
     (Gain) loss on disposition of fixed assets......................                     (39)             5
     Changes in assets and liabilities (net of acquisitions):
        Trade receivables, net.......................................                  (4,404)        (4,171)
        Inventories and other current assets.........................                     169            122
        Accounts payable and accrued liabilities.....................                     172         (2,083)
        Accrued equipment lease......................................                       -            445
        Income taxes payable, net....................................                     330           (259)
        Provision for liabilities and other..........................                    (346)           (26)
        Deferred income..............................................                     (19)            90
                                                                                     --------       --------
Net cash provided by (used in) operating activities: ................                   1,571         (1,865)
                                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities and investments..................                       -            427
  Proceeds from sale of marketable securities
     and investments.................................................                     161          1,056
  Proceeds from disposition of fixed assets..........................                     101             23
  Capital expenditures...............................................                  (4,601)        (3,180)
  Purchase of 50% investment in 103 Estudio, S.L.....................                       -         (2,084)
  Other assets.......................................................                     152            171
                                                                                     --------       --------
Net cash flows used in investing activities: ........................                $ (4,187)      $ (3,587)
                                                                                     --------       --------

                             THE TODD-AO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 (RESTATED) AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)

                                                                                      1998           1999
                                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt.........................................             $  8,060       $ 4,775
  Payments on long-term debt...........................................                 (742)         (475)
  Payments on capital lease obligations................................                  (26)            -
  Proceeds from issuance of common stock...............................                    -           268
  Treasury stock purchases.............................................               (2,767)            -
  Dividends paid.......................................................                 (141)            -
                                                                                    --------       --------
Net cash flows provided by financing activities: ......................                4,384         4,568
                                                                                    --------       --------
   Effect of exchange rate changes on cash ............................                    -             -
                                                                                    --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS....................................................                1,768          (884)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD.................................................                3,997         9,739
                                                                                    --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD.......................................................             $  5,765       $ 8,855
                                                                                    ========       ========
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.............................................................             $    653       $ 1,167
                                                                                    ========       ========
  Income taxes.........................................................             $      0       $     0
                                                                                    ========       ========

THE TODD-AO CORPORATION
-----------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999
(Dollars in Thousands, except per share amounts)
--------------------------------------------------------------------------------

If complete notes were to accompany these statements they would be substantially in the same form as those to the Company's Financial Statements for the Year Ended August 31, 1999. In addition the following notes are applicable:

1. In the opinion of management for the Company, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of operations have been included.

2. The consolidated financial statements include the Company and its wholly owned subsidiaries.

3.     During fiscal year 1999, the Company adopted the Statements of Position
       (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities". The effect of the adoption was to record an expense, net of tax, of $293 in 1999. The prior year quarter ended November 30, 1998 has been restated to reflect this change. The restatement had no impact on previously reported income before change in accounting principle.

4. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), during the year ending August 31, 1998 and has restated its net income per common share disclosures for prior periods to comply with SFAS No. 128. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method.

5. In June 1999 all of the issued and outstanding shares of Sound One Corporation ("Sound One"), a New York corporation, were acquired by the Company through a Merger Agreement signed June 8, 1999. Todd-AO East, Inc., an indirect wholly owned subsidiary of the Company, was merged into Sound One extinguishing all of the issued and outstanding shares of common stock of Sound One in exchange for a cash consideration of $11.50 per share. In consideration of the purchase, the Company paid $11,962 in cash for the common stock and an additional $353 in cash for costs incurred in connection with the acquisition. In addition, $800 is represented by non-compete agreements. Sound One is the leading post production sound facility in New York servicing the entertainment industry.

       The acquisition is being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the three months ended November 30, 1998 is presented as if the acquisition had occurred on September 1, 1998. Pro forma adjustments for Sound One are primarily for amortization of goodwill and non-compete agreements, changes in executive compensation, depreciation adjustments, interest expense on borrowings in connection with the acquisition, and income taxes.

                                                                               1998
                                                                            ----------
    Revenues..........................................................      $   37,085

    Net income before change in accounting principle..................      $    2,636
                                                                            ==========
    Net income........................................................      $    2,343
    Net income per common share - before change in                          ==========
       accounting principle - Basic...................................      $     0.28
                                                                            ==========
    Net income per common share - Basic...............................      $     0.25
                                                                            ==========
    Net income per common share - before change in
       accounting principle - Diluted.................................      $     0.26
                                                                            ==========
    Net income per common share - Diluted.............................      $     0.23
                                                                            ==========

6. In December 1998, November 1997 and December 1994 the Company signed agreements with its bank to implement the sale/leaseback of certain equipment. The agreements terminate on December 30, 2005, December 1, 2002 and December 30, 1999, respectively, and are being treated as operating leases for financial statement purposes. The termination date for the agreement terminating on December 30, 1999 has been extended to June 30, 2000. On December 30, 1998, November 3, 1997 and December 30, 1994 an aggregate of $8,809, $8,500 and $11,218, respectively, of sound studio and video equipment was sold and leased back. The total deferred gain on the transactions to be amortized over five to seven years is $12,525. The annual lease cost currently is approximately $3,350.

       The net equipment lease expense is as follows for the three months ended November 30:

                                                                                   1998        1999
                                                                                 --------    --------
      Equipment lease costs...........................................           $    671    $  1,136
      Amortization of deferred gain on sale of equipment..............               (616)       (207)
                                                                                 --------    --------
      Equipment lease expense, net....................................           $     55    $    929
                                                                                 ========    ========

       In June 2000, one of the Company's sale/leaseback agreements is maturing. In fiscal year 1999, the Company exercised its option to purchase for $5,699 the equipment currently being leased under this agreement. The purchase price exceeds the equipment's estimated fair value, as determined by an independent valuation, by approximately $788. The Company recorded a pre-tax loss on equipment lease commitments in this amount during the fiscal year ended August 31, 1999.

7. The Company has a stock repurchase program under which 2,300,000 shares may be purchased from time to time in the open market or in private transactions. As of November 30, 1999, 1,621,756 shares had been repurchased. 1,555,303 of these shares have been cancelled and returned to authorized but unissued status. 60,453 of these shares were transferred to the Company's 401(k) plan.

8. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted SFAS No. 130 beginning in the first quarter of fiscal 1999. Comprehensive income is defined as all changes in shareholders' equity, except those resulting from investments by or distributions to shareholders. The Company's comprehensive income is as follows for the three months ended:

                                                         NOVEMBER 30,   NOVEMBER 30,
                                                            1998           1999
                                                         ------------   ------------
Net income.....................................          $     2,175   $      1,008
Unrealized gain (loss) on marketable
    securities and long-term investments.......                 (221)          (135)
Foreign currency translation adjustments.......                    1             74
                                                         ------------  -------------
Comprehensive income...........................          $     1,955   $        947
                                                         ============  =============


9. The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for its fiscal year ended August 31, 1999, which changed the way the Company reports information about its operating segments. The Company's business units have been aggregated into two reportable operating segments: sound and video services. The Other column includes corporate related items and income and expenses not allocated to reportable segments. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, including segment income (loss) before income taxes, interest, depreciation and amortization of intangibles.

       Summarized financial information concerning the Company's reportable segments is shown in the following tables:


                                                    SOUND        VIDEO
                                                   SERVICES     SERVICES      OTHER       TOTAL
                                                  ----------   ----------    -------     -------
      THREE MONTHS ENDED
         NOVEMBER 30, 1998:

         Revenues.............................    $    12,546  $    21,401   $      --   $   33,947
         Income (loss) before income taxes,
            interest, depreciation and
            amortization of intangibles.......          2,550        5,975        (482)       8,043
         Identifiable assets..................         37,613       74,264       1,219      113,096
         Intangible assets, net...............             --       28,843          --       28,843
         Capital expenditures.................            280        4,321           -        4,601
         Depreciation expense.................            615        2,438           -        3,053


      THREE MONTHS ENDED
         NOVEMBER 30, 1999:

         Revenues.............................    $    11,903  $    21,653   $    --     $   33,556
         Income (loss) before income taxes,
            interest, depreciation and
            amortization of intangibles.......            (14)       6,464        (177)       6,273
         Identifiable assets..................         40,423       79,779       2,800      123,002
         Intangible assets, net...............          7,062       26,471           -       33,533
         Capital expenditures.................            538        2,642           -        3,180
         Depreciation expense.................            672        2,566           -        3,238

       The following table reconciles segment income (loss) before income taxes, interest, depreciation and amortization of intangibles to the Company's consolidated net income:

                                                                            THREE MONTHS ENDED
                                                                                NOVEMBER 30,
                                                                          --------------------
                                                                           1998         1999
                                                                         --------     --------
Income before income taxes, interest,
   depreciation and amortization of intangibles...............            $8,043       $6,273
Amortization of intangibles...................................              (350)        (342)
Interest expense..............................................              (866)      (1,259)
Depreciation..................................................            (3,053)      (3,238)
Provision for income taxes....................................            (1,306)        (426)
                                                                         --------     --------
Net income before change in accounting principle..............             2,468        1,008
Change in accounting principle, net...........................              (293)           -
                                                                         --------     --------
Net income....................................................            $2,175       $1,008
                                                                         --------     --------
                                                                         --------     --------

10. On December 10, 1999, the Company entered into an Agreement and Plan of Merger with Liberty Media Corporation (subject to shareholder approval) in which Liberty Media shall acquire control of Todd-AO in a tax-free transaction. The agreement provides for a reclassification of Todd-AO existing common stock followed by a merger in which a portion of the reclassified Todd-AO common stock is exchanged for Liberty Media common stock. As a result of the reclassification and merger, Todd-AO shareholders will receive, for each share of existing Todd-AO common stock, one-quarter of a share of Liberty Media common stock and four-tenths of a share of the new Todd-AO common stock. Liberty Media will own 60% of the outstanding equity and more than 90% of the outstanding voting power of Todd-AO.

        In connection with the acquisition of Hollywood Digital, the Company issued convertible subordinated notes. In November 1999, the Company exercised its right to convert the existing Hollywood Digital notes and in December 1999 converted the notes to 643,327 shares of Todd-AO Class A common stock. These notes in the amount of $7,599 are classified as long-term debt on the balance sheet at November 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

1.     Material Changes in Financial Condition

       Under a new long-term credit agreement dated June 30, 1999 and expiring on May 31, 2004, the Company may borrow up to $80,000 in revolving loans until May 31, 2002. On that date and thereafter, the revolving loan commitment will reduce incrementally to nil by the expiration of the agreement. Prior to May 31, 2002 the Company may request an automatic extension of the revolving period of the facility for one year that will also extend the term period and the expiration date of the agreement. Prior to December 31, 2000 the Company may make a one-time request to increase the credit line by up to $20,000. Such increase is at the sole discretion of the Banks; however, the Company has the option to bring a new bank to the syndicate, thereby avoiding the Banks' discretion. The Company also has the availability of Standby Letters of Credit up to $20,000 under the facility. The credit facility provides for borrowings based on the Bank's Reference, CD, and LIBOR rates. The facility includes commitment fees on the unused balance of the credit facility. Other material restrictions include: the Fixed Charge Coverage Ratio may not be less than 1.25:1; Other Indebtedness (excluding up to $35,000 in Capital or Off Balance Sheet Leases, the convertible subordinated notes issued in the Hollywood Digital acquisition, non-recourse debt up to $50,000 of less than 100% owned Joint Ventures, $5,000 in purchase money mortgage financing and the existing TeleCine mortgage debt for the Charlotte Street property) may not exceed $10,000; Leverage Ratio is not to exceed 4:1 through May 31, 2001 (decreasing thereafter); Net Worth is not to be less than $54,000 plus net proceeds from issuance of equity plus 50% of consolidated net income subsequent to May 31, 1998 (excluding the effect of stock repurchases up to $3,000 from the closing date through the fiscal year ending August 31, 2000).

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

       Through August 31, 1999 the Company has signed three agreements with its bank to implement the sale/leaseback of certain equipment. An aggregate of $28,527 of sound studio and video equipment has been sold and leased back. The agreements terminate on December 30, 1999, December 1, 2002 and December 30, 2005. The termination date for the agreement terminating on December 30, 1999 has been extended to June 30, 2000. All the agreements provide for interest based on LIBOR rates.

       The credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that funds generated from operations, proceeds from the sale/leaseback agreements and the borrowings available under the restated credit facility will be sufficient to meet the needs of the Company at least through the end of 2000.

       In June 1997, the Company used $15,760 under its credit facility to acquire the assets of Hollywood Digital. In May 1998, the Company used $14,000 to fund a substantial portion of the TeleCine acquisition. In June 1999, $11,962 was used to fund the Sound One acquisition. In September 1999, $2,084 was used to acquire a 50% interest in a Barcelona-based sound facility named 103 Estudio, S.L. As of November 30, 1999, the Company had $56,174 outstanding under the credit facility, which has been used principally to fund the acquisitions described and for capital expenditures.

       The Company has exercised its option to purchase for $5,699 the equipment currently being leased under the sale/leaseback transaction maturing in June 2000. The purchase will be funded by borrowings under credit facilities.

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

2.     Material Changes in Results of Operations

       THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1998

       Revenues remained relatively flat, decreasing $391 from $33,947 to $33,556. Increases in revenue due to the acquisition of Sound One in June 1999 ($3,456) were offset by lower utilization and activity in the Company's other sound services divisions ($4,099) while the Company's video services divisions remained flat, increasing revenues by $252.

       Operating costs and other expenses also remained relatively flat, increasing $471 from $25,781 to $26,252. Cost increases related to the acquisition of Sound One ($2,860) were offset by cost decreases in the Company's other sound and video divisions as a result of the revenue decreases described above.

       Depreciation and amortization increased $177 or 5.2% primarily due to the equipment and goodwill acquired with the Sound One acquisition.

       Interest expense increased $393 or 45.4% primarily due to the Sound One acquisition financing.

       Net equipment lease expense increased $874 primarily as a result of the sale/leaseback to the Company's financial institution of certain equipment in December 1998.

       Net other expense increased $34 primarily due to costs incurred to date in connection with the Liberty Media Corporation merger ($560) reduced by gains from the sale of investments ($413) in the current period and offset by other costs ($109) recorded in the prior period. The Company expects to incur additional costs in connection with the Liberty merger.

       As a result of the above, income before taxes and net change in accounting principle decreased $2,340 from $3,774 to $1,434 and net income before net change in accounting principle decreased $1,460 from $2,468 to $1,008.

       The Company elected early adoption of Statements of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" in the prior year and reported the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, in the amount of $293, net of income tax benefit in the amount of $150.

       As a result of the above, net income after net change in accounting principle decreased $1,167 from $2,175 to $1,008.

       MATERIAL CHANGES IN CASH FLOWS

       For the three months ended November 30, 1999, the Company used $1,865 in cash from operating activities compared to generating $1,571 in 1998. Net income of $1,008 adjusted for depreciation and net amortization of $3,373 provided cash of $4,381 in 1999 compared to $4,962 in 1998. Decreases in accounts payable and other liabilities were $1,833 in 1999 compared to an increase of $137 in 1998. Cash provided by operations supplemented by borrowings from the Company's credit facility were used to pay down accounts payable and other liabilities and to fund trade receivables in 1999 and cash provided by operations was utilized primarily to fund trade receivables in 1998.

       Borrowings from the Company's credit facility of $4,775 supplemented by net cash generated from the sale of marketable securities and other assets of $1,506 were also used to acquire a 50% interest in a Barcelona-based sound facility named 103 Estudio, S.L. for $2,084 and to reinvest in capital assets of the Company.

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

       YEAR 2000 COMPLIANCE ISSUE

       The Company's program consisting of identifying, assessing and, where necessary, upgrading and/or replacing its systems and equipment that may be vulnerable to Year 2000 problems has been completed. Based upon the assessment of operations through January 7, 2000, the Company has not experienced any significant Year 2000 issues.

       The Company assessed, inventoried and classified Year 2000 issues on all of our information systems, infrastructure and technical operating equipment. Information systems that were Year 2000 deficient were modified, upgraded or replaced and tested for compliance. All technical operating equipment was tested and upgraded where necessary. The costs incurred for addressing internal system Year 2000 issues totaled approximately $325 through the 15 months ended November 30, 1999 and did not have a material adverse impact on the Company's financial position, results of operation or cash flows. There have been no costs incurred subsequent to November 30, 1999.

       The Company has surveyed significant customers, suppliers and third parties critical to business operations to determine their Year 2000 compliance. The Company has experienced no significant Year 2000 issues arising from such third parties' systems. The Company shall continue to monitor its internal information systems and material third party relationships for ongoing Year 2000 issues that might arise at a later date.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is involved in litigation and similar claims incidental to the conduct of its business. None of the pending actions is considered material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a).        (1)      A report on Form 8-K was filed on December 22,
                             1999 disclosing an Agreement and Plan of Merger entered into on December 10, 1999 by and among AT&T
                             Corp., B-Group Merger Corp., Liberty Media
                             Corporation and The Todd-AO Corporation.

                    (2)      Exhibit 27 Financial Data Schedule.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE TODD-AO CORPORATION

    January 13, 2000                        /s/      Silas R. Cross
------------------------                 -------------------------------
            Date                                     Silas R. Cross
                                                Chief Accounting Officer