Form 10-Q
period 2000-02-29
TODD AO CORP
filed 2000-04-14
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended FEBRUARY 29, 2000

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

The number of shares of common stock outstanding at April 4, 2000 was: 9,040,218 Class A Shares and 1,747,178 Class B Shares.

THE TODD-AO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FEBRUARY 29, 2000


INDEX
---------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION                                                                       Page
------------------------------
  Item 1- FINANCIAL STATEMENTS

     The following financial statements are filed herewith:

          Condensed Consolidated Balance Sheets, February 29, 2000
                 (Unaudited) and August 31, 1999                                                        3

          Condensed Consolidated Statements of Income and Retained Earnings for the
                 Six and Three Months Ended February 28, 1999 and February 29, 2000 (Unaudited)         5

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                 February 28, 1999 and February 29, 2000 (Unaudited)                                    6

          Notes to Condensed Consolidated Financial Statements for the Six Months
                 Ended February 29, 2000 (Unaudited)                                                    8

  Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                               12



PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                           15

  Item 6 - Exhibits and Reports on Form 8-K                                                            15

           Signature                                                                                   15

                             THE TODD-AO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                    AUGUST 31,    FEBRUARY 29,
                                                                                  -------------  -------------
                                                                                      1999           2000
                                                                                                  (UNAUDITED)
                                                                                  -------------  -------------
CURRENT ASSETS:
Cash and cash equivalents..............................................               $   9,739      $   9,652
Marketable securities..................................................                   1,317            412
Trade receivables
   (net of allowance for doubtful accounts of $1,215 at
   August 31, 1999 and $1,275 at February 29, 2000) ...................                  18,169         22,828
Income tax receivable..................................................                     634            493
Inventories (first-in first-out basis).................................                     856            744
Deferred income taxes..................................................                     755            755
Prepaid deposits and other.............................................                   3,005          3,013
                                                                                  -------------  -------------
Total current assets...................................................                  34,475         37,897
                                                                                  -------------  -------------
INVESTMENTS............................................................                     892          4,365
                                                                                  -------------  -------------
PROPERTY AND EQUIPMENT - At Cost:
Land...................................................................                   4,270          4,270
Buildings..............................................................                  17,688         17,650
Leasehold improvements.................................................                  18,603         19,384
Lease acquisition costs................................................                   2,187          2,187
Equipment..............................................................                  79,651         86,649
Equipment under capital leases.........................................                   1,151          1,151
Construction in progress...............................................                   4,803          2,954
                                                                                  -------------  -------------
Total..................................................................                 128,353        134,245
Accumulated depreciation and amortization..............................                 (48,305)       (54,708)
                                                                                  -------------  -------------
Property and equipment - net...........................................                  80,048         79,537
                                                                                  -------------  -------------
GOODWILL
   (net of accumulated amortization of $2,875 at
   August 31, 1999 and $3,565 at February 29, 2000)....................                  33,875         33,185
                                                                                  -------------  -------------
OTHER ASSETS...........................................................                   3,890          2,740
                                                                                  -------------  -------------
TOTAL..................................................................               $ 153,180     $  157,724
                                                                                  =============  =============

           See notes to condensed consolidated financial statements.

                             THE TODD-AO CORPORATION

                             (DOLLARS IN THOUSANDS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    AUGUST 31,     FEBRUARY 29,
                                                                                  --------------  -------------
                                                                                      1999            2000
                                                                                                   (UNAUDITED)
                                                                                  --------------   -------------
  CURRENT LIABILITIES:
  Accounts payable.......................................................              $   5,465       $   5,127
  Accrued liabilities:
     Payroll and related taxes...........................................                  3,089           3,714
     Interest............................................................                    762             503
     Equipment lease.....................................................                  1,588           1,404
     Other...............................................................                  4,706           3,641
       Income taxes payable..............................................                  2,247           1,674
  Current maturities of long-term debt...................................                    979             800
  Capitalized lease obligations - current................................                    336             324
  Deferred income........................................................                    914           1,053
                                                                                   -------------   -------------
  Total current liabilities..............................................                 20,086          18,240
                                                                                   -------------   -------------


  LONG-TERM DEBT.........................................................                 65,520          61,866
  DEFERRED COMPENSATION AND OTHER........................................                  1,439           1,303
  DEFERRED GAIN ON SALE/LEASEBACK TRANSACTIONS...........................                  4,046           3,674
  DEFERRED INCOME TAXES..................................................                  3,254           3,254
                                                                                   -------------   -------------
  Total liabilities......................................................                 94,345          88,337
                                                                                   -------------   -------------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
  Common Stock:
     Class A; authorized 30,000,000 shares of $0.01 par value; issued 8,124,333 at August 31, 1999 and 9,008,180 at
     February 29, 2000...................................................                     82              91
     Class B; authorized 6,000,000 shares of $0.01 par value;
     issued and outstanding 1,747,178....................................                     17              17
  Additional capital.....................................................                 37,887          47,306
  Treasury stock (6,000 shares at cost as of August 31, 1999
      and February 29, 2000).............................................                    (47)            (47)
  Retained earnings......................................................                 21,432          21,997
  Accumulated other comprehensive income (loss) .........................                   (536)             23
                                                                                   -------------   -------------
  Total stockholders' equity.............................................                 58,835          69,387
                                                                                   -------------   -------------
  TOTAL..................................................................              $ 153,180       $ 157,724
                                                                                   =============   =============

           See notes to condensed consolidated financial statements.

                             THE TODD-AO CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
   FOR THE SIX AND THREE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              SIX MONTHS                THREE MONTHS
                                                                     -------------------------- --------------------------
                                                                        1999          2000          1999          2000
                                                                     ------------  ------------  ------------  ------------
                                                                       RESTATED
REVENUES.....................................................           $  62,335     $  64,675     $  28,388     $  31,119
                                                                     ------------  ------------  ------------  ------------
COSTS AND EXPENSES:
Operating costs and other expenses...........................              49,701        52,344        23,920        26,092
Depreciation and amortization................................               6,371         7,298         2,968         3,718
Interest.....................................................               1,618         2,498           752         1,239
Equipment lease expense - net................................                 420         1,409           365           480
Other expense (income) - net.................................                (811)          277          (879)          175
                                                                     ------------  ------------  ------------  ------------
Total costs and expenses.....................................              57,299        63,826        27,126        31,704
                                                                     ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND CHANGE IN
  ACCOUNTING PRINCIPLE                                                      5,036           849         1,262          (585)
PROVISION FOR INCOME TAXES...................................               1,671           284           365          (142)
                                                                     ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE......................................               3,365           565           897          (443)
CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF INCOME TAXES OF $150...............................                (293)           --            --            --
                                                                     ------------  ------------  ------------  ------------
NET INCOME (LOSS)............................................               3,072           565       $   897      $   (443)
                                                                                                 ============  ============
RETAINED EARNINGS BEGINNING OF PERIOD........................              20,538        21,432
LESS: DIVIDENDS PAID                                                         (280)           --
                                                                     ------------  ------------
RETAINED EARNINGS END OF PERIOD..............................           $  23,330     $  21,997
                                                                     ============  ============
NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss) available to common stockholders...........            $  3,072       $   565       $   897      $   (443)
Effect of dilutive securities:  5% convertible debentures....                 129            --            62            --
                                                                     ------------  ------------  ------------  ------------
Net income (loss) available to common stockholders
   plus assumed conversions..................................            $  3,201       $   565       $   959      $   (443)
                                                                     ============  ============  ============  ============
WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC.......................................           9,506,418    10,166,543     9,477,070    10,450,259
Effect of dilutive securities:
   Stock options.............................................             380,694       341,549       429,850            --
   5% convertible debentures.................................             670,509            --       643,341            --
                                                                     ------------  ------------  ------------  ------------
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED.....................................          10,557,621    10,508,092    10,550,261    10,450,259
                                                                     ------------  ------------  ------------  ------------
NET INCOME (LOSS) PER COMMON SHARE:
   Income (loss) before change in
      accounting principle - Basic...........................            $   0.35      $   0.06      $   0.10      $  (0.04)
   Change in accounting principle............................               (0.03)           --            --            --
                                                                     ------------  ------------  ------------  ------------
   Net income (loss) - Basic.................................            $   0.32      $   0.06      $   0.10      $  (0.04)
                                                                     ============  ============  ============  ============
   Income (loss) before change in
      accounting principle - Diluted.........................            $   0.33      $   0.05      $   0.09      $  (0.04)
   Change in accounting principle............................               (0.03)           --            --            --
                                                                     ------------  ------------  ------------  ------------
   Net income (loss) - Diluted...............................            $   0.30      $   0.05      $   0.09      $  (0.04)
                                                                     ============  ============  ============  ============

           See notes to condensed consolidated financial statements.

                           THE TODD-AO CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                    1999           2000
                                                                                -------------  -------------
                                                                                  RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................               $   3,072       $    565
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...................................                   6,371          7,298
     Deferred income taxes...........................................                     (56)            --
     Deferred compensation and other.................................                     (93)          (110)
     Foreign currency exchange rate..................................                      --           (241)
     Amortization of deferred gain on
         sale/leaseback transaction..................................                  (1,230)          (372)
     (Gain) on sale of marketable securities
         and investments.............................................                      --           (391)
     (Gain) on disposition of fixed assets...........................                    (190)            (4)
     Changes in assets and liabilities (net of acquisitions):
        Trade receivables, net.......................................                  (2,824)        (4,659)
        Inventories and other current assets.........................                     557            353
        Accounts payable and accrued liabilities.....................                    (651)        (1,037)
        Accrued equipment lease......................................                     181           (184)
        Income taxes payable, net....................................                   1,178           (681)
        Provision for liabilities....................................                    (559)           (26)
        Deferred income..............................................                     109            139
                                                                                -------------  -------------
Net cash flows provided by operating activities .....................                   5,865            650
                                                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities and investments..................                     (92)          (674)
  Proceeds from sale of marketable securities
     and investments.................................................                      --          1,381
  Proceeds from disposition of fixed assets..........................                     136             23
  Capital expenditures...............................................                  (8,640)        (6,116)
  Purchase of 50% investment in 103 Estudio, S.L.....................                      --         (2,084)
  Other assets.......................................................                     237          1,150
                                                                                -------------  -------------
Net cash flows (used in) investing activities........................               $  (8,359)     $  (6,320)
                                                                                -------------  -------------

                             THE TODD-AO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)

                                                                                   1999          2000
                                                                               -------------  ------------
                                                                                 RESTATED
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt.........................................            $  10,846     $   4,848
  Payments of long-term debt...........................................              (10,068)       (1,082)
  Payments on capital lease obligations................................                  (52)          (12)
  Proceeds from sale/leaseback transaction.............................                8,809            --
  Proceeds from issuance of common stock...............................                    4         1,829
  Treasury stock transactions..........................................               (2,989)           --
  Dividends paid.......................................................                 (280)           --
                                                                               -------------  ------------

Net cash flows provided by financing activities........................                6,270         5,583
   Effect of exchange rate changes on cash ............................                   --            --
                                                                               -------------  ------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS................................................                3,776           (87)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD.................................................                3,997         9,739
                                                                               -------------  ------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD.......................................................            $   7,773     $   9,652
                                                                               =============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

  Interest.............................................................            $   1,392     $   2,706
                                                                               =============  ============

  Income taxes.........................................................             $    240       $     0
                                                                               =============  ============

           See notes to condensed consolidated financial statements.

THE TODD-AO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

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

3.   During fiscal year 1999, the Company adopted the Statements of Position
     (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities". The effect of the adoption was to record an expense, net of tax, of $293 in 1999. The quarter ended November 30, 1998 has been restated to reflect this change. The restatement had no impact on previously reported income before change in accounting principle.

4. Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method.

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

     The acquisition is being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the six months ended February 28, 1999 is presented as if the acquisition had occurred on September 1, 1998. Pro forma adjustments for Sound One are primarily for amortization of goodwill and non-compete agreements, changes in executive compensation, depreciation adjustments, interest expense on borrowings in connection with the acquisition, and income taxes.

                                                                              1998
                                                                           ----------
    Revenues..........................................................        $69,158
                                                                             ========
    Net income before change in accounting principle..................        $ 3,821
                                                                             ========
    Net income........................................................        $ 3,528
                                                                             ========
    Net income per common share - before change in
       accounting principle - Basic...................................        $  0.40
                                                                             ========
    Net income per common share - Basic...............................        $  0.37
                                                                             ========
    Net income per common share - before change in
       accounting principle - Diluted.................................        $  0.37
                                                                             ========
    Net income per common share - Diluted.............................        $  0.35
                                                                             ========

6. In December 1998, November 1997 and December 1994 the Company signed agreements with its bank to implement the sale/leaseback of certain equipment. The agreements, as amended, terminate on December 30, 2005, December 1, 2002 and June 30, 2000, respectively, and are being treated as operating leases for financial statement purposes. On December 30, 1998, November 3, 1997 and December 30, 1994 an aggregate of $8,809, $8,500 and $11,218, respectively, of sound studio and video equipment was sold and leased back. The total deferred gain on the transactions to be amortized over five to seven years is $12,525. The annual lease cost currently is approximately $3,350.

       The net equipment lease expense is as follows for the six months ended:

                                                                 FEBRUARY 28,    FEBRUARY 29,
                                                                -------------- ---------------
                                                                     1999           2000
                                                                --------------  --------------
Equipment lease costs.........................................       $   1,650       $   1,781
Amortization of deferred gain on sale of equipment............          (1,230)           (372)
                                                                 -------------  --------------
Equipment lease expense, net..................................        $    420       $   1,409
                                                                 =============  ==============


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

7. In September 1998, the Company adopted a stock repurchase program under which 2,300,000 shares could be purchased from time to time in the open market or in private transactions. As of February 29, 2000, 1,621,756 shares had been repurchased. 1,555,303 of these shares have been cancelled and returned to authorized but unissued status. 60,453 of these shares were transferred to the Company's 401(k) plan.
       Purchases under this program were discontinued in April 1999.

       In connection with the acquisition of Hollywood Digital, the Company issued convertible subordinated notes. In November 1999, the Company exercised its right to convert the existing Hollywood Digital notes (totalling $7,599) and in December 1999 converted the notes to 643,327 shares of Todd-AO Class A common stock.

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

                                                         FEBRUARY 28,   FEBRUARY 29,
                                                        -------------- --------------
                                                             1999            2000
                                                        -------------- --------------
Net income.....................................            $   3,072       $    565
Unrealized gain on marketable securities
   and long-term investments...................                   50          1,177
Less: Classification adjustment for gains
   included in net income......................                   --           (224)
Foreign currency translation adjustments.......                  (31  )        (241)
Tax effect on other comprehensive income.......                  (79  )        (346)
                                                      --------------  -------------
Comprehensive income...........................            $   3,012       $    931
                                                      ==============  =============

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

     Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                               SOUND        VIDEO
                                              SERVICES     SERVICES     OTHER       TOTAL
                                             ----------  -----------  ----------  -----------
SIX MONTHS ENDED
   FEBRUARY 28, 1999:

   Revenues.............................       $ 22,181     $ 40,154       $  --     $ 62,335
   Income before income taxes,
      interest, depreciation and
      amortization of intangibles.......          3,208        9,688         129       13,025
   Identifiable assets..................         30,795       73,132       2,796      106,723
   Intangible assets, net...............             --       28,680          --       28,680
   Capital expenditures.................          1,536        7,104          --        8,640
   Depreciation expense.................          1,173        4,588          --        5,761

SIX MONTHS ENDED
   FEBRUARY 29, 2000:

   Revenues.............................       $ 23,843     $ 40,832       $  --     $ 64,675
   Income (loss) before income taxes,
      interest, depreciation and
      amortization of intangibles.......             88       10,764        (207)      10,645
   Identifiable assets..................         41,315       77,611       5,613      124,539
   Intangible assets, net...............          7,017       26,168          --       33,185
   Capital expenditures.................          2,353        3,763          --        6,116
   Depreciation expense.................          1,412        5,196          --        6,608

       The following table reconciles segment income before income taxes, interest, depreciation and amortization of intangibles to the Company's consolidated net income:

                                                                     SIX MONTHS ENDED
                                                               ------------------------------
                                                               FEBRUARY 28,    FEBRUARY 29,
                                                               --------------  --------------
                                                                   1999            2000
                                                               --------------  --------------
Income before income taxes, interest,
   depreciation and amortization of intangibles...........         $   13,025      $   10,645
Amortization of intangibles...............................               (610)           (690)
Interest expense..........................................             (1,618)         (2,498)
Depreciation..............................................             (5,761)         (6,608)
Provision for income taxes................................             (1,671)           (284)
                                                               --------------  --------------
Net income before change in accounting principle..........              3,365             565
Change in accounting principle, net.......................               (293)             --
                                                               --------------  --------------
Net income................................................          $   3,072        $    565
                                                               ==============  ==============


10. On December 10, 1999, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Liberty Media Corporation (subject to stockholder approval) in which Liberty Media shall acquire 60% of the outstanding equity and more than 90% of the outstanding voting power of Todd-AO in a tax-free transaction. On March 6, 2000, the Agreement was amended to allow the merger closing to occur no later than June 9, 2000, to adopt the Amended and Restated Certificate of Incorporation which increases the authorized stock of the Company after the merger, and to provide for stockholder approval of the terms and conditions of the post-merger business combinations of Soundelux Entertainment Group and Four Media Company with Todd-AO. A special meeting of Todd-AO stockholders shall occur in May 2000.

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

       Through August 31, 1999 the Company has signed three agreements with its bank to implement the sale/leaseback of certain equipment. An aggregate of $28,527 of sound studio and video equipment has been sold and leased back. The agreements, as amended, terminate on June 30, 2000, December 1, 2002 and December 30, 2005. All the agreements provide for interest based on LIBOR rates.

       The credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that funds generated from operations, proceeds from the sale/leaseback agreements and the borrowings available under the restated credit facility will be sufficient to meet the needs of the Company at least through the end of 2000.

       In June 1997, the Company used $15,760 under its credit facility to acquire the assets of Hollywood Digital. In May 1998, the Company used $14,000 to fund a substantial portion of the TeleCine acquisition. In June 1999, $11,962 was used to fund the Sound One acquisition. In September 1999, $2,084 was used to acquire a 50% interest in a Barcelona-based sound facility named 103 Estudio, S.L. As of February 29, 2000, the Company had $55,874 outstanding under the credit facility, which has been used principally to fund the acquisitions described and for capital expenditures.

       The Company has exercised its option to purchase for $5,699 the equipment currently being leased under the sale/leaseback transaction maturing in June 2000. The purchase will be funded by borrowings under credit facilities.

       In December 1999, the Company converted subordinated notes totalling $7,599 issued in connection with the Hollywood Digital acquisition into 643,327 shares of Todd-AO Class A common stock.

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

2.     Material Changes in Results of Operations

       SIX MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1999

       Revenues increased $2,340 or 3.75% from $62,335 to $64,675. Increases in revenue due to the acquisition of Sound One in June 1999 ($5,807) were offset by lower utilization and activity in the Company's other sound services divisions ($4,145) while the Company's video services divisions remained flat, increasing revenues by $678.

       Operating costs and other expenses increased $2,643 or 5.32% from $49,701 to $52,344. Cost increases related to the acquisition of Sound One ($4,619) were offset by cost decreases in the Company's other sound and video divisions as a result of the revenue decreases described above.

       Depreciation and amortization increased $927 or 14.55% primarily due to the equipment and goodwill acquired with the Sound One acquisition.

       Interest expense increased $880 or 54.39% primarily due to the Sound One acquisition financing.

       Net equipment lease expense increased $989 primarily as a result of the sale/leaseback to the Company's financial institution of certain equipment in December 1998.

       Net other expense increased $1,088 primarily due to costs incurred to date in connection with the Liberty Media Corporation merger ($810). The Company expects to incur additional costs in connection with the Liberty merger.

       As a result of the above, income before taxes and net change in accounting principle decreased $4,187 from $5,036 to $849 and net income before change in accounting principle decreased $2,800 from $3,365 to $565.

       The Company elected early adoption of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" in the prior year and reported the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, in the amount of $293, net of income tax benefit in the amount of $150.

       As a result of the above, net income after net change in accounting principle decreased $2,507 from $3,072 to $565.

       THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999

       Revenues increased $2,731 or 9.62% from $28,388 to $31,119. Increases in revenue due to the acquisition of Sound One in June 1999 ($3,384) were offset by lower utilization and activity in the Company's other sound services divisions ($1,079) while the Company's video services divisions remained flat, increasing revenues by $426.

       Operating costs and other expenses increased $2,172 or 9.08% from $23,920 to $26,092. Cost increases related to the acquisition of Sound One ($2,553) were offset by cost decreases in the Company's other sound and video divisions as a result of the revenue decreases described above.

       Depreciation and amortization increased $750 or 25.27% primarily due to the equipment and goodwill acquired with the Sound One acquisition.

       Interest expense increased $487 or 64.76% primarily due to the Sound One acquisition financing.

       Net equipment lease expense increased $115 primarily as a result of the sale/leaseback to the Company's financial institution of certain equipment in December 1998.

       Net other expense increased $1,054 due to costs incurred in the current quarter in connection with the Liberty Media Corporation merger ($250) and to the reduction of expenses in connection with the Company's development projects reported in the prior period. The Company expects to incur additional costs in connection with the Liberty merger.

       As a result of the above, income before taxes decreased $1,847 from $1,262 to a loss before taxes of $585 and net income decreased $1,340 from $897 to a net loss of $443.

       MATERIAL CHANGES IN CASH FLOWS

       For the six months ended February 29, 2000, the Company generated $650 in cash from operating activities compared to $5,865 in 1999. Net income of $565 adjusted for depreciation and net amortization of $6,926 provided cash of $7,491 in 2000 compared to $8,213 in 1999. Trade receivables increased $4,659 in 2000 compared to $2,824 in 1999. Decreases in accounts payable and other liabilities were $1,789 in 2000 compared to an increase of $258 in 1999. Cash provided by operations supplemented by borrowings from the Company's credit facility were used to pay down accounts payable and other liabilities and to fund trade receivables in 2000 and cash provided by operations was utilized primarily to fund capital expenditures in 1999.

       Borrowings from the Company's credit facility of $4,848 supplemented by net cash generated from the sale of marketable securities, other assets and the cash proceeds from issuing common stock totalling $3,709 were also used to acquire a 50% interest in a Barcelona-based sound facility named 103 Estudio, S.L. for $2,084 and to reinvest in capital assets of the Company.

       FORWARD LOOKING STATEMENTS

       When used in this document, the words "believes," "expects," "anticipates," "intends" and similar expressions are intended to identify forward looking statements. Such statements are subject to a number of known risks and uncertainties. Actual results in the future could differ materially from those described in the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors such as the timing of, and spending on, feature film and television programming production, foreign and domestic television advertising, and foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries. In addition, the failure of the company to maintain relationships with key customers and certain key personnel, more rapid than expected technological obsolescence, and failure to integrate acquired operations in expected time frames could also cause actual results to differ materially from those described in forward looking statements.

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

                                        THE TODD-AO CORPORATION



     APRIL 14, 2000                         /s/  Silas R. Cross
---------------------                   ----------------------------------
            Date                                 Silas R. Cross
                                              Chief Accounting Officer