Form 10-Q
period 2000-05-31
LIBERTY LIVEWIRE CORP
filed 2000-07-17
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended MAY 31, 2000

                                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to

Commission file number: 0-1461


                          LIBERTY LIVEWIRE CORPORATION
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

Former name of registrant:  THE TODD-AO CORPORATION

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

The number of shares of common stock outstanding at July 1, 2000 was: 4,361,143 Class A Shares and 23,156,666 Class B Shares.

LIBERTY LIVEWIRE CORPORATION
(formerly the Todd-AO Corporation)

QUARTERLY REPORT ON FORM 10-Q

May 31, 2000

INDEX
--------------------------------------------------------------------------------

                                                                                                    Page
PART I - FINANCIAL INFORMATION

  Item 1- FINANCIAL STATEMENTS

     The following financial statements are filed herewith:

          Condensed Consolidated Balance Sheets, May 31, 2000
                 (Unaudited) and August 31, 1999                                                        3

          Condensed Consolidated Statements of Income and Retained Earnings for the
                 Nine and Three Months Ended May 31, 1999 and May 31, 2000 (Unaudited)                  5

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                 May 31, 1999 and May 31, 2000 (Unaudited)                                              6

          Notes to Condensed Consolidated Financial Statements for the Nine Months
                 Ended May 31, 2000 (Unaudited)                                                         8

  Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                               12


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                           15

  Item 6 - Exhibits and Reports on Form 8-K                                                            15

           Signature                                                                                   15


                          LIBERTY LIVEWIRE CORPORATION
                       (FORMERLY THE TODD-AO CORPORATION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS


                                                                                    AUGUST 31,      MAY 31,
                                                                                  -------------  -------------
                                                                                      1999           2000
                                                                                                  (UNAUDITED)
                                                                                  -------------  -------------
CURRENT ASSETS:
Cash and cash equivalents..............................................               $   9,739      $   9,437
Marketable securities..................................................                   1,317            423
Trade receivables
   (net of allowance for doubtful accounts of $1,215 at
   August 31, 1999 and $1,239 at May 31, 2000) ........................                  18,169         21,473
Income tax receivable..................................................                     634          1,128
Inventories (first-in first-out basis).................................                     856            715
Deferred income taxes..................................................                     755            855
Prepaid deposits and other.............................................                   3,005          3,083
                                                                                  -------------  -------------
Total current assets...................................................                  34,475         37,114
                                                                                  -------------  -------------
INVESTMENTS............................................................                     892          7,838
                                                                                  -------------  -------------
PROPERTY AND EQUIPMENT - At Cost:
Land...................................................................                   4,270          4,270
Buildings..............................................................                  17,688         17,418
Leasehold improvements.................................................                  18,603         19,573
Lease acquisition costs................................................                   2,187          2,187
Equipment..............................................................                  79,651         89,899
Equipment under capital leases.........................................                   1,151          1,151
Construction in progress...............................................                   4,803          1,244
                                                                                  -------------  -------------
Total..................................................................                 128,353        135,742
Accumulated depreciation and amortization..............................                 (48,305)       (57,876)
                                                                                  -------------  -------------
Property and equipment - net...........................................                  80,048         77,866
                                                                                  -------------  -------------
GOODWILL
   (net of accumulated amortization of $2,875 at
   August 31, 1999 and $3,891 at May 31, 2000).........................                  33,875         32,649
                                                                                  -------------  -------------
OTHER ASSETS...........................................................                   3,890          4,662
                                                                                  -------------  -------------
TOTAL..................................................................               $ 153,180     $  160,129
                                                                                  =============  =============

            See notes to condensed consolidated financial statements.

                          LIBERTY LIVEWIRE CORPORATION
                       (FORMERLY THE TODD-AO CORPORATION)

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 AUGUST 31,          MAY 31,
                                                                              ---------------    ---------------
                                                                                    1999             2000
                                                                                                  (UNAUDITED)
                                                                              ----------------   ---------------
  CURRENT LIABILITIES:
  Accounts payable......................................................            $    5,465        $    3,925
  Accrued liabilities:
     Payroll and related taxes..........................................                 3,089             4,260
     Interest...........................................................                   762               518
     Equipment lease....................................................                 1,588             1,501
     Other..............................................................                 4,706             3,313
       Income taxes payable.............................................                 2,247               482
  Current maturities of long-term debt..................................                   979               300
  Capitalized lease obligations - current...............................                   336               318
  Deferred income.......................................................                   914             1,048
                                                                              ----------------   ---------------


  Total current liabilities.............................................                20,086            15,665
                                                                              ----------------   ---------------


  LONG-TERM DEBT........................................................                65,520            61,210
  DEFERRED COMPENSATION AND OTHER.......................................                 1,439             1,274
  DEFERRED GAIN ON SALE/LEASEBACK TRANSACTIONS..........................                 4,046             3,490
  DEFERRED INCOME TAXES.................................................                 3,254             4,205
                                                                              ----------------   ---------------

  Total liabilities.....................................................                94,345            85,844
                                                                              ----------------   ---------------


  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
  Common Stock:
     Class A; authorized 30,000,000 shares of $0.01 par value; issued 8,124,333 at August 31, 1999 and 9,102,722 at
      May 31, 2000......................................................                    82                91
     Class B; authorized 6,000,000 shares of $0.01 par value;
     issued and outstanding 1,747,178...................................                    17                17
  Additional capital....................................................                37,887            47,865
  Treasury stock (6,000 shares at cost as of August 31, 1999
      and May 31, 2000).................................................                   (47)              (47)
  Retained earnings.....................................................                21,432            20,887
  Accumulated other comprehensive income (loss) ........................                  (536)            5,472
                                                                              ----------------   ---------------


  Total stockholders' equity............................................                58,835            74,285
                                                                              ----------------   ---------------

  TOTAL.................................................................
                                                                                   $   153,180       $   160,129
                                                                              ================   ===============


            See notes to condensed consolidated financial statements.

                          LIBERTY LIVEWIRE CORPORATION
                       (FORMERLY THE TODD-AO CORPORATION)

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
  FOR THE NINE AND THREE MONTHS ENDED MAY 31, 1999 AND MAY 31, 2000 (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                           NINE MONTHS                THREE MONTHS
                                                                   -------------------------- ---------------------------
                                                                      1999          2000          1999           2000
                                                                   ------------  ------------  ------------  -------------
                                                                     RESTATED

REVENUES ...................................................... $     90,428    $     96,504    $     28,093    $     31,829
                                                                ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
Operating costs and other expenses ............................       73,050          79,281          23,457          26,937
Depreciation and amortization .................................        9,735          11,060           3,364           3,762
Interest ......................................................        2,454           3,745             836           1,247
Equipment lease expense - net .................................          908           2,081             488             672
Other expense (income) - net ..................................         (895)          1,188            (192)            911
                                                                ------------    ------------    ------------    ------------
Total costs and expenses ......................................       85,252          97,355          27,953          33,529
                                                                ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND CHANGE IN
  ACCOUNTING PRINCIPLE ........................................        5,176            (851)            140          (1,700)
PROVISION FOR INCOME TAXES ....................................        1,749            (306)             78            (590)
                                                                ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE .......................................        3,427            (545)             62          (1,110)
CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF INCOME TAXES OF $150 ................................         (293)           --              --              --
                                                                ------------    ------------    ------------    ------------
NET INCOME (LOSS) .............................................        3,134            (545)   $         62    $     (1,110)
                                                                                                ============    ============

RETAINED EARNINGS BEGINNING OF PERIOD .........................       20,538          21,432
LESS: DIVIDENDS PAID...........................................         (419)             --
                                                                ------------    ------------

RETAINED EARNINGS END OF PERIOD ............................... $     23,253    $     20,887
                                                                ============    ============
NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss) available to common stockholders ............ $      3,134    $       (545)   $         62    $     (1,110)
Effect of dilutive securities:  5% convertible debentures .....          191              --              62              --
                                                                ------------    ------------    ------------    ------------

Net income (loss) available to common stockholders
   plus assumed conversions ................................... $      3,325    $       (545)   $        124    $     (1,110)
                                                                ============    ============    ============    ============


WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC ........................................    9,489,372      10,383,354       9,455,280      10,816,977
Effect of dilutive securities:
   Stock options ..............................................      349,902              --         288,319              --
   5% convertible debentures ..................................      661,453              --         643,341              --
                                                                ------------    ------------    ------------    ------------

WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED ......................................   10,500,727      10,383,354      10,386,940      10,816,977
                                                                ------------    ------------    ------------    ------------

NET INCOME (LOSS) PER COMMON SHARE:
   Income (loss) before change in
      accounting principle - Basic ............................ $       0.36    $      (0.05)   $       0.01    $      (0.10)
   Change in accounting principle .............................        (0.03)             --              --
                                                                ------------    ------------    ------------    ------------
   Net income (loss) - Basic .................................. $       0.33    $      (0.05)   $       0.01    $      (0.10)
                                                                ============    ============    ============    ============
   Income (loss) before change in
      accounting principle - Diluted .......................... $       0.34    $      (0.05)   $       0.01    $      (0.10)
   Change in accounting principle .............................        (0.03)             --              --              --
                                                                ------------    ------------    ------------    ------------
   Net income (loss) - Diluted ................................ $       0.31    $      (0.05)   $       0.01    $      (0.10)
                                                                ============    ============    ============    ============


            See notes to condensed consolidated financial statements.

                          LIBERTY LIVEWIRE CORPORATION
                       (FORMERLY THE TODD-AO CORPORATION)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED MAY 31, 1999 AND MAY 31, 2000 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                      1999           2000
                                                                  -------------  -------------
                                                                    RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................................   $  3,427    $   (545)
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization .............................      9,735      11,060
      Deferred income taxes ....................................         22         830
     Deferred compensation and other ...........................       (229)       (130)
     Foreign currency exchange rate ............................         --         263
     Amortization of deferred gain on
         sale/leaseback transaction ............................     (1,856)       (556)
     (Gain) on sale of marketable securities
         and investments .......................................         --        (391)
      (Gain) on disposition of fixed assets ....................       (253)         (3)
     Changes in assets and liabilities (net of acquisitions):
        Trade receivables, net .................................     (1,563)     (3,407)
        Inventories and other current assets ...................      1,094          34
        Accounts payable and accrued liabilities ...............     (1,936)     (1,933)
           Accrued equipment lease .............................        182         (81)
        Income taxes payable, net ..............................        606      (2,219)
        Provision for liabilities ..............................       (836)        (24)
        Deferred income ........................................         45         151
                                                                   --------    --------
Net cash flows provided by operating activities ................      8,438       3,049
                                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities and investments ............        (91)      1,219
  Proceeds from sale of marketable securities
     and investments ...........................................         --       1,381
  Proceeds from disposition of fixed assets ....................        370          23
  Capital expenditures .........................................    (20,023)     (8,317)
  Purchase of 50% investment in 103 Estudio, S.L ...............         --      (1,891)
  Other assets .................................................       (409)       (774)
                                                                   --------    --------
Net cash flows (used in) investing activities ..................   $(20,153)   $ (8,359)
                                                                   --------    --------

                          LIBERTY LIVEWIRE CORPORATION
                       (FORMERLY THE TODD-AO CORPORATION)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED MAY 31, 1999 AND MAY 31, 2000 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)


                                                        1999          2000
                                                    -------------  ------------
                                                      RESTATED
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt .....................   $ 22,206    $  5,148
  Payments of long-term debt .......................     (9,436)     (2,436)
  Payments on capital lease obligations ............        (80)        (18)
  Proceeds from sale/leaseback transaction .........      8,500          --
  Proceeds from issuance of common stock ...........        206       2,388
  Treasury stock transactions ......................     (1,195)         --
  Dividends paid ...................................       (443)         --
                                                       --------    --------



Net cash flows provided by financing activities ....     19,758       5,082
   Effect of exchange rate changes on cash .........         --         (74)
                                                       --------    --------



 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ............................        883        (302)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD .............................      5,127       9,739
                                                       --------    --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD ...................................   $  6,010    $  9,437
                                                       ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

  Interest .........................................   $    736    $  3,913
                                                       ========    ========

  Income taxes .....................................   $    860    $      0
                                                       ========    ========


            See notes to condensed consolidated financial statements.

LIBERTY LIVEWIRE CORPORATION
(formerly the Todd-AO Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2000 (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
If complete notes were to accompany these statements they would be substantially in the same form as those to the Company's Financial Statements for the Year Ended August 31, 1999. In addition the following notes are applicable:

1. In the opinion of management for the Company, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of operations have been included.

     These condensed consolidated financial statements contain only information with respect to Liberty Livewire Corporation (formerly The Todd-AO Corporation) and do not reflect any activities with respect to the acquisition by Liberty Media Group of a controlling interest in the Company or of the post-merger business combination with Four Media Company referred to in Note 10 herein.

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

     The acquisition is being accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the nine months ended May 31, 1999 is presented as if the acquisition had occurred on September 1, 1998. Pro forma adjustments for Sound One are primarily for amortization of goodwill and non-compete agreements, changes in executive compensation, depreciation adjustments, interest expense on borrowings in connection with the acquisition, and income taxes.


                                                          1999
                                                       ----------
Revenues ..........................................   $   100,894
                                                      ===========

Net income before change in accounting principle ..   $     3,795
                                                      ===========

Net income ........................................   $     3,502
                                                      ===========
Net income per common share - before change in
   accounting principle - Basic ...................   $      0.40
                                                      ===========

Net income per common share - Basic ...............   $      0.37
                                                      ===========

Net income per common share - before change in
   accounting principle - Diluted .................   $      0.38
                                                      ===========

Net income per common share - Diluted .............   $      0.35
                                                      ===========


6. In December 1998, November 1997 and December 1994 the Company signed agreements with its bank to implement the sale/leaseback of certain equipment. The agreements, as amended, terminate on December 30, 2005, December 1, 2002 and December 30, 2000, respectively, and are being treated as operating leases for financial statement purposes. On December 30, 1998, November 3, 1997 and December 30, 1994 an aggregate of $8,809, $8,500 and $11,218, respectively, of sound studio and video equipment was sold and leased back. The total deferred gain on the transactions to be amortized over five to seven years is $12,525. The annual lease cost currently is approximately $3,350.

     The net equipment lease expense is as follows for the nine months ended:


                                                                    MAY 31,        MAY 31,
                                                                 -------------  --------------
                                                                     1999           2000
                                                                 -------------  --------------
Equipment lease costs.........................................       $   2,764       $   2,637
Amortization of deferred gain on sale of equipment............          (1,856)           (556)
                                                                 -------------  --------------

Equipment lease expense, net..................................        $    908       $   2,081
                                                                 =============  ==============



     In December 2000, one of the Company's sale/leaseback agreements is maturing. In fiscal year 1999, the Company exercised its option to purchase for $5,699 the equipment currently being leased under this agreement. The purchase price exceeds the equipment's estimated fair value, as determined by an independent valuation, by approximately $788. The Company recorded a pre-tax loss on equipment lease commitments in this amount during the fiscal year ended August 31, 1999.

7. In September 1998, the Company adopted a stock repurchase program under which 2,300,000 shares could be purchased from time to time in the open market or in private transactions. As of May 31, 2000, 1,621,756 shares had been repurchased. 1,555,303 of these shares have been cancelled and returned to authorized but unissued status. 60,453 of these shares were transferred to the Company's 401(k) plan. Purchases under this program were discontinued in April 1999.

     In connection with the acquisition of Hollywood Digital, the Company issued convertible subordinated notes. In November 1999, the Company exercised its right to convert the existing Hollywood Digital notes (totaling $7,599) and in December 1999 converted the notes to 643,327 shares of Todd-AO Class A common stock.

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



                                                MAY 31,        MAY 31,
                                             -------------- --------------
                                                   1999            2000
                                             --------------  -------------
Net income ..................................   $ 3,427       $  (545)
Unrealized gain on marketable securities
   and long-term investments ................        41         9,799
Less: Classification adjustment for gains
   included in net income ...................        --          (224)
Foreign currency translation adjustments ....      (153)          263
Tax effect on other comprehensive income ....       (76)       (3,395)
                                                -------       -------


Comprehensive income ........................   $ 3,239       $ 5,898
                                                =======       =======


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

     Summarized financial information concerning the Company's reportable segments is shown in the following tables:



                                              SOUND       VIDEO
                                            SERVICES     SERVICES      OTHER       TOTAL
                                           ----------  -----------  ----------  -----------
NINE MONTHS ENDED
   MAY 31, 1999:

   Revenues ..............................   $30,698   $59,730       $    --    $ 90,428
   Income before income taxes,
      interest, depreciation and
      amortization of intangibles ........     2,940    14,251           174      17,365
   Identifiable assets ...................    30,682    75,308         2,746     108,736
   Intangible assets, net ................        --    28,281            --      28,281
   Capital expenditures ..................     3,144    16,879            --      20,023
   Depreciation expense ..................     1,687     7,132            --       8,819

NINE MONTHS ENDED
   MAY 31, 2000:

   Revenues ..............................   $35,950   $60,554       $    --    $ 96,504

   Income (loss) before income taxes,
      interest, depreciation and
      amortization of intangibles ........        60    14,974        (1,080)     13,954
   Identifiable assets ...................    40,597    77,062         9,821     127,480
   Intangible assets, net ................     6,972    25,677            --      32,649
   Capital expenditures ..................     2,962     5,355            --       8,317
   Depreciation expense ..................     2,252     7,777            --      10,029


     The following table reconciles segment income before income taxes, interest, depreciation and amortization of intangibles to the Company's consolidated net income:

                                                           NINE MONTHS ENDED
                                                     ------------------------------
                                                         MAY 31,         MAY 31,
                                                     --------------  --------------
                                                          1999            2000
                                                     --------------  --------------
Income before income taxes, interest,
   Depreciation and amortization of intangibles ....   $   17,365    $   13,954
Amortization of intangibles ........................          916         1,031
Interest expense ...................................        2,454         3,745
Depreciation .......................................        8,819        10,029
Provision for income taxes .........................        1,749          (306)
                                                       ----------    ----------

Net income before change in accounting principle ...        3,427          (545)
Change in accounting principle, net ................         (293)           --
                                                       ----------    ----------
Net income .........................................   $    3,134    $     (545)
                                                       ==========    ==========



10. On June 9, 2000, the Company's stockholders approved the acquisition by Liberty Media Group of a controlling interest in Todd-AO (and related merger proposals), voted in favor of the Company's post-merger business combination with Four Media Company, and allowed the change of Todd-AO's name to Liberty Livewire Corporation. In the transaction, each issued and outstanding share of Todd-AO Common Stock was converted into the right to receive 0.4 of a share of Class A Liberty Livewire Common Stock and 0.5 of a share of Class A Liberty Media Group Stock. Subsequent to the stockholder meeting, the merger and change in name became effective immediately upon the filing of an Amended Certificate of Incorporation and Certificate of Merger. The post-merger business combination with Four Media Company was completed on June 9, 2000, and provided for the acquisition by the Company from Liberty Media Group of 100% of the capital stock of Four Media Company in exchange for 16,614,952 shares of the Company's Class B common stock.

     On June 9, 2000 and in connection with Liberty Media's acquisition of a controlling interest in the Company, the Company amended its bank credit facility and certain sale/leaseback agreements to allow Robert Naify, Marshall Naify, and Salah M. Hassanein to relinquish their aggregate control of more than 20% of the capital stock and more than 50% of the voting power of the Company to Liberty Media. In connection with the Company's post-merger acquisition of Four Media Company ("4MC"), the Company also obtained a written waiver which allowed the exclusion of 4MC's existing indebtedness from certain covenants and restrictions under the credit agreement and confirmed the existing indebtedness of 4MC as non-recourse to the Company and its subsidiaries.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

1.   Material Changes in Financial Condition

     Under a new long-term credit agreement dated June 30, 1999 and expiring on May 31, 2004, the Company may borrow up to $80,000 in revolving loans until May 31, 2002. On that date and thereafter, the revolving loan commitment will reduce incrementally to nil by the expiration of the agreement. Prior to May 31, 2002 the Company may request an automatic extension of the revolving period of the facility for one year that will also extend the term period and the expiration date of the agreement. Prior to December 31, 2000 the Company may make a one-time request to increase the credit line by up to $20,000. Such increase is at the sole discretion of the Banks; however, the Company has the option to bring a new bank to the syndicate, thereby avoiding the Banks' discretion. In addition to the revolving loans, the Company also has the availability of standby Letters of Credit up to $20,000 under the facility. The credit facility provides for borrowings based on the Bank's Reference, CD, and LIBOR rates. The facility includes commitment fees on the unused balance of the credit facility. Other material restrictions include: the Fixed Charge Coverage Ratio may not be less than 1.25:1; Other Indebtedness (excluding up to $35,000 in Capital or Off Balance Sheet Leases, the convertible subordinated notes issued in the Hollywood Digital acquisition, non-recourse debt up to $50,000 of less than 100% owned Joint Ventures, $5,000 in purchase money mortgage financing and the existing TeleCine mortgage debt for the Charlotte Street property) may not exceed $10,000; Leverage Ratio is not to exceed 4:1 through May 31, 2001 (decreasing thereafter); Net Worth is not to be less than $54,000 plus net proceeds from issuance of equity plus 50% of consolidated net income subsequent to May 31, 1998
     (excluding the effect of stock repurchases up to $3,000 from the closing date through the fiscal year ending August 31, 2000). The Company is in compliance with its covenants.

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

     Through August 31, 1999 the Company has signed three agreements with its bank to implement the sale/leaseback of certain equipment. An aggregate of $28,527 of sound studio and video equipment has been sold and leased back. The agreements, as amended, terminate on December 30, 2000, December 1, 2002 and December 30, 2005. All the agreements provide for interest based on LIBOR rates.

     The credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that funds generated from operations, proceeds from the sale/leaseback agreements and the borrowings available under the restated credit facility will be sufficient to meet the needs of the Company at least through the next twelve months.

     In June 1997, the Company used $15,760 under its credit facility to acquire the assets of Hollywood Digital. In May 1998, the Company used $14,000 to fund a substantial portion of the TeleCine acquisition. In June 1999, $11,962 was used to fund the Sound One acquisition. In September 1999, $2,084 was used to acquire a 50% interest in a Barcelona-based sound facility named 103 Estudio, S.L. As of May 31, 2000, the Company had $55,574 outstanding under the credit facility, which has been used principally to fund the acquisitions described and for capital expenditures.

     The Company has exercised its option to purchase for $5,699 the equipment currently being leased under the sale/leaseback transaction maturing in December 2000. The purchase will be funded by borrowings under credit facilities.

     In December 1999, the Company converted subordinated notes totaling $7,599 issued in connection with the Hollywood Digital acquisition into 643,327 shares of Todd-AO Class A common stock.

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

2.   Material Changes in Results of Operations

     NINE MONTHS ENDED MAY 31, 2000 COMPARED TO NINE MONTHS ENDED MAY 31, 1999

     Revenues increased $6,076 or 6.72% from $90,428 to $96,504. Increases in revenue due to the acquisition of Sound One in June 1999 ($8,271) were offset by lower utilization and activity in the Company's other sound services divisions ($3,019) while the Company's video services divisions increased revenues by $823.

     Operating costs and other expenses increased $6,231 or 8.53% from $73,050 to $79,281. Cost increases related to the acquisition of Sound One ($6,908) were primarily responsible for the increase while the costs in the Company's other sound and video divisions remained relatively flat.

     Depreciation and amortization increased $1,325 or 13.61% due to the equipment and goodwill acquired with the Sound One acquisition and the Company's capital expenditures.

     Interest expense increased $1,291 or 52.61% primarily due to the Sound One acquisition financing.

     Net equipment lease expense increased $1,173 primarily as a result of the sale/leaseback to the Company's financial institution of certain equipment in December 1998.

     Net other expense increased $2,083 primarily due to costs incurred to date in connection with the Liberty Media Corporation merger transaction ($1,723).

     As a result of the above, income before taxes and net change in accounting principle decreased $6,027 from $5,176 to a loss of $851 and net income before change in accounting principle decreased $3,972 from $3,427 to a loss of $545.

     The Company elected early adoption of Statements of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" in the prior year and reported the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, in the amount of $293, net of income tax benefit in the amount of $150.

     As a result of the above, net income after net change in accounting principle decreased $3,680 from $3,135 to a loss of $545.

     THREE MONTHS ENDED MAY 31, 2000 COMPARED TO THREE MONTHS ENDED MAY 31, 1999

     Revenues increased $3,736 or 13.3% from $28,093 to $31,829. Increases in revenue due to the acquisition of Sound One in June 1999 ($2,464) were augmented by higher utilization and activity in the Company's other sound services divisions ($1,126) while the Company's video services divisions remained flat, increasing revenues by $145.

     Operating costs and other expenses increased $3,480 or 14.84% from $23,457 to $26,937. Cost increases related to the acquisition of Sound One ($2,289) were augmented by cost increases in the Company's other sound and video divisions as a result of the revenue increases described above.

     Depreciation and amortization increased $398 or 11.83% primarily due to the equipment and goodwill acquired with the Sound One acquisition.

     Interest expense increased $411 or 49.16% primarily due to the Sound One acquisition financing.

     Net equipment lease expense increased $184 primarily as a result of the sale/leaseback to the Company's financial institution of certain equipment in December 1998.

     Net other expense increased $1,103 due to costs incurred in the current quarter in connection with the Liberty Media Corporation merger transaction ($931) and to the reduction of expenses in connection with the Company's loss on the sale of assets reported in the prior period.

     As a result of the above, income before taxes decreased $1,840 from $140 to a loss before taxes of $1,700 and net income decreased $1,172 from $62 to a net loss of $1,110.

     MATERIAL CHANGES IN CASH FLOWS

     For the nine months ended May 31, 2000, the Company generated $3,049 in cash from operating activities compared to $8,438 in 1999. A net loss of $545 adjusted for depreciation and net amortization of $10,504 provided cash of $9,959 in 2000 compared to $11,306 in 1999. Trade receivables increased $3,407 in 2000 compared to $1,563 in 1999. Decreases in accounts payable and other liabilities were $4,257 in 2000 compared to $939 in 1999. Cash provided by operations was utilized primarily to pay down accounts payable and other liabilities and to fund trade receivables in 2000 and cash provided by operations was utilized primarily to fund capital expenditures in 1999.

     Net borrowings from the Company's credit facility of $2,712 supplemented by net cash generated from the sale of marketable securities and the cash proceeds from issuing common stock totaling $4,988 were also used to acquire a 50% interest in a Barcelona-based sound facility named 103 Estudio, S.L. for $1,891 and to reinvest in capital assets of the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a).   (1)  A report on Form 8-K was filed on June 9, 2000 disclosing an announcement by Todd-AO Corporation and Liberty Media Group regarding changes in a previously announced transaction with SoundDelux Entertainment Group, Inc.
               (2) A report on Form 8-K was filed on June 13, 2000 disclosing a change in control of Registrant, an announcement that Todd-AO Corporation had changed its name to Liberty Livewire Corporation, the completion of its previously announced transaction with Liberty Media Group and the acquisition of 100% of the capital stock of Four Media Company.
               (3)  Exhibit 27 Financial Data Schedule.





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LIBERTY LIVEWIRE CORPORATION
                                            (formerly the Todd-AO Corporation)



       JULY 14, 2000                        /s/ JEFFERY J. MARCKETTA
--------------------------------           -------------------------------------
         Date                                   Jeffery J. Marcketta
                                                Chief Financial Officer