Form 10-QT
period 1999-12-31
LIBERTY LIVEWIRE CORP
filed 2000-09-25
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended

                                       OR
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from SEPTEMBER 1, 1999 to DECEMBER 31, 1999

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

The number of shares of common stock outstanding at September 20, 2000 was 5,265,137 Class A Shares and 31,636,145 Class B Shares.

LIBERTY LIVEWIRE CORPORATION
(formerly The Todd-AO Corporation)

TRANSITION REPORT ON FORM 10-Q

DECEMBER 31, 1999

INDEX
----------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION                                                                       Page

  Item 1 - FINANCIAL STATEMENTS

     The following financial statements are filed herewith:

           Condensed Consolidated Balance Sheets, August 31, 1999 and December 31, 1999
                 (Unaudited)                                                                            3

           Condensed Consolidated Statements of Income and Retained Earnings for the
                 Four Months Ended December 31, 1998 (Restated) and 1999 (Unaudited)                    5

           Condensed Consolidated Statements of Cash Flows for the Four Months Ended
                 December 31, 1998 (Restated) and 1999 (Unaudited)                                      6

           Notes to Condensed Consolidated Financial Statements for the Four Months
                 Ended December 31, 1999 (Unaudited)                                                    8

  Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                               13
           ---------------------------------------------


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                           16

  Item 6 - Exhibits and Reports on Form 8-K                                                            16

           Signature                                                                                   16

                          LIBERTY LIVEWIRE CORPORATION
                       (FORMERLY THE TODD-AO CORPORATION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

                                                              AUGUST 31,    DECEMBER 31,
                                                             -----------    -----------
                                                                 1999           1999
                                                                            (UNAUDITED)
                                                             -----------    -----------
CURRENT ASSETS:
Cash and cash equivalents ................................   $     9,739    $    10,300
Marketable securities ....................................         1,317            416
Trade receivables
   (net of allowance for doubtful accounts of $1,215 at
   August 31, 1999 and $1,388 at December 31, 1999) ......        18,169         23,896
Income tax receivable ....................................           634            675
Inventories (first-in first-out basis) ...................           856            786
Deferred income taxes ....................................           755            573
Prepaid deposits and other ...............................         3,005          2,925
                                                             -----------    -----------
Total current assets .....................................        34,475         39,571
                                                             -----------    -----------
INVESTMENTS ..............................................           892          3,718
                                                             -----------    -----------
PROPERTY AND EQUIPMENT - Cost:
Land .....................................................         4,270          4,270
Buildings ................................................        17,688         17,943
Leasehold improvements ...................................        18,603         18,655
Lease acquisition costs ..................................         2,187          2,187
Equipment ................................................        79,651         85,746
Equipment under capital leases ...........................         1,151          1,151
Construction in progress .................................         4,803          2,631
                                                             -----------    -----------
Total ....................................................       128,353        132,583
Accumulated depreciation and amortization ................       (48,305)       (52,575)
                                                             -----------    -----------
Property and equipment - net .............................        80,048         80,008
                                                             -----------    -----------
GOODWILL
   (net of accumulated amortization of $2,875 at
   August 31, 1999 and $3,354 at December 31, 1999) ......        33,875         33,396
                                                             -----------    -----------
OTHER ASSETS .............................................         3,890          2,958
                                                             -----------    -----------
TOTAL ....................................................   $   153,180    $   159,651
                                                             ===========    ===========


            See notes to condensed consolidated financial statements.

                          LIBERTY LIVEWIRE CORPORATION
                       (FORMERLY THE TODD-AO CORPORATION)

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   AUGUST 31,     DECEMBER 31,
                                                                  ------------    ------------
                                                                      1999            1999
                                                                                   (UNAUDITED)
                                                                  ------------    ------------
CURRENT LIABILITIES:
Accounts payable ..............................................   $      5,465    $      5,039
Accrued liabilities:
   Payroll and related taxes ..................................          3,089           2,649
   Interest ...................................................            762           1,177
   Equipment lease ............................................          1,588             976
   Other ......................................................          4,706           4,757
   Income taxes payable .......................................          2,247           1,097
Current maturities of long-term debt ..........................            979             840
Capitalized lease obligations - current .......................            336             341
Deferred income ...............................................            914           2,419
                                                                  ------------    ------------
Total current liabilities .....................................         20,086          19,295
                                                                  ------------    ------------
LONG-TERM DEBT ................................................         65,520          63,016
DEFERRED COMPENSATION AND OTHER ...............................          1,439           1,373
DEFERRED GAIN ON SALE/LEASEBACK TRANSACTIONS ..................          4,046           3,770
DEFERRED INCOME TAXES .........................................          3,254           3,337
                                                                  ------------    ------------
Total liabilities .............................................         94,345          90,791
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock:
   Class A; authorized 30,000,000 shares of $0.01 par value;
   issued 8,124,333 at August 31, 1999 and 8,951,404 at
   December 31, 1999 ..........................................             82              91
   Class B; authorized 6,000,000 shares of $0.01 par value;
   issued and outstanding 1,747,178 ...........................             17              17
Additional capital ............................................         37,887          47,089
Treasury stock (6000 shares at cost) ..........................            (47)            (47)
Retained earnings .............................................         21,432          21,881
Accumulated other comprehensive income (loss) .................           (536)           (171)
                                                                  ------------    ------------
Total stockholders' equity ....................................         58,835          68,860
                                                                  ------------    ------------
TOTAL .........................................................   $    153,180    $    159,651
                                                                  ============    ============


           See notes to condensed consolidated financial statements.

                          LIBERTY LIVEWIRE CORPORATION
                       (FORMERLY THE TODD-AO CORPORATION)

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
  FOR THE FOUR MONTHS ENDED DECEMBER 31, 1998 (RESTATED) AND 1999 (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  1998               1999
                                                            ---------------    ---------------
REVENUES ................................................   $        43,362    $        43,261
                                                            ---------------    ---------------
COSTS AND EXPENSES:
Operating costs and other expenses ......................            33,885             34,787
Depreciation and amortization ...........................             4,519              4,816
Interest ................................................             1,174              1,713
Equipment lease expense - net ...........................                72              1,231
Other (income) expense - net ............................                 6                130
                                                            ---------------    ---------------
Total costs and expenses ................................            39,656             42,677
                                                            ---------------    ---------------
INCOME BEFORE PROVISION FOR INCOME TAXES
   AND CHANGE IN ACCOUNTING PRINCIPLE ...................             3,706                584
PROVISION FOR INCOME TAXES ..............................             1,245                135
                                                            ---------------    ---------------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE ............             2,461                449
CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF INCOME TAXES OF $150 ..........................               293               --
                                                            ---------------    ---------------
NET INCOME ..............................................             2,168                449
RETAINED EARNINGS BEGINNING OF PERIOD ...................            20,510             21,432
LESS:  DIVIDENDS PAID ...................................              (140)              --
                                                            ---------------    ---------------
RETAINED EARNINGS END OF PERIOD .........................   $        22,538    $        21,881
                                                            ===============    ===============
NET INCOME PER COMMON SHARE:
Net income available to common stockholders (basic) .....   $         2,168    $           449
Effect of dilutive securities:
   5% convertible debentures ............................                82               --
                                                            ---------------    ---------------
Net income available to common stockholders
   plus assumed conversions (diluted) ...................   $         2,250    $           531
                                                            ---------------    ---------------
WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC ..................................         9,476,263          9,927,077
Effect of dilutive securities:
   Stock options ........................................           313,186            729,263
   5% convertible debentures ............................           643,341               --
                                                            ---------------    ---------------
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED ................................        10,432,790         10,656,340
                                                            ---------------    ---------------
NET INCOME PER COMMOM SHARE:
   Income before change in accounting principle - Basic .   $          0.26    $          0.05
   Change in accounting principle .......................             (0.03)              --
                                                            ---------------    ---------------
   Net income - Basic ...................................   $          0.23    $          0.05
                                                            ===============    ===============
   Income before change in accounting principle - Diluted   $          0.24    $          0.04
   Change in accounting principle .......................             (0.02)              --
                                                            ---------------    ---------------
   Net income - Diluted .................................   $          0.22    $          0.04
                                                            ===============    ===============


           See notes to condensed consolidated financial statements.

                          LIBERTY LIVEWIRE CORPORATION
                       (FORMERLY THE TODD-AO CORPORATION)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE FOUR MONTHS ENDED DECEMBER 31, 1998 (RESTATED) AND 1999 (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              1998        1999
                                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................................   $  2,168    $    449
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization ......................................      4,519       4,816
     Deferred income taxes ..............................................          1         265
     Deferred compensation and other ....................................       (121)        (40)
     Foreign currency exchange rate loss ................................        715          73
     Amortization of deferred gain on
         sale/leaseback transaction .....................................       (820)       (276)
     Gain on sale of marketable securities
         and investments ................................................       --          (391)
     Gain on disposition of fixed assets ................................       (135)         (4)
     Changes in assets and liabilities (net of acquisitions):
        Trade receivables, net ..........................................     (5,197)     (5,727)
        Inventories and other current assets ............................        164         150
        Accounts payable and accrued liabilities ........................       (240)       (400)
        Accrued equipment lease .........................................       (138)       (612)
        Income taxes payable, net .......................................        495      (1,191)
        Provision for liabilities and other .............................       (445)        (26)
        Deferred income .................................................      1,414       1,505
                                                                            --------    --------
Net cash provided by (used in) operating activities: ....................      2,380      (1,409)
                                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities and investments .....................        161        (539)
  Proceeds from sale of marketable securities
     and investments ....................................................       --         1,381
  Proceeds from disposition of fixed assets .............................        101          23
  Capital expenditures ..................................................     (5,437)     (4,316)
  Purchase of 50% investment in 103 Estudio, S.L ........................       --        (2,084)
  Other assets ..........................................................        (21)        932
                                                                            --------    --------
Net cash flows used in investing activities: ............................   $ (5,196)   $ (4,603)
                                                                            --------    --------

                          LIBERTY LIVEWIRE CORPORATION
                       (FORMERLY THE TODD-AO CORPORATION)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE FOUR MONTHS ENDED DECEMBER 31, 1998 (RESTATED) AND 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)


                                                                  1998          1999
                                                               ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt .............................   $    8,060    $    5,748

  Payments on long-term debt ...............................       (8,405)         (792)
  Borrowings under capital lease obligations ...............         --               5
  Payments on capital lease obligations ....................          (24)         --
  Proceeds from sale/leaseback transaction .................        8,809          --
  Proceeds from issuance of common stock ...................         --           1,612
  Treasury stock purchases .................................       (2,896)         --
  Dividends paid ...........................................         (141)         --
                                                               ----------    ----------
Net cash flows provided by financing activities: ...........        5,403         6,573
                                                               ----------    ----------
Effect of exchange rate changes on cash ....................         --            --
                                                               ----------    ----------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS ........................................        2,587           561
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD .....................................        3,997         9,739
                                                               ----------    ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD ...........................................   $    6,584    $   10,300
                                                               ==========    ==========


SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest .................................................   $    1,055    $    1,264
                                                               ==========    ==========

  Income taxes .............................................   $     --      $     --
                                                               ==========    ==========


SUPPLEMENTAL DISCLOSURES OF
   NON CASH FINANCING ACTIVITIES:

Conversion of 5% convertible subordinated notes to Class A
  common stock .............................................   $     --      $    7,599
                                                               ==========    ==========

Unrealized gain on marketable securities ...................   $       55    $      292
                                                               ==========    ==========


            See notes to condensed consolidated financial statements.

LIBERTY LIVEWIRE CORPORATION
(FORMERLY THE TODD-AO CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FOUR MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The financial information provided in this Form 10-Q for the transition period from September 1, 1999 to December 31, 1999 will be audited and included in the December 31, 2000 Form 10-K pursuant to the transition rules.

If complete notes were to accompany these statements they would be substantially in the same form as those to the Company's Financial Statements for the Year Ended August 31, 1999. In addition the following notes are applicable:

1. In the opinion of management of the Company, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of operations have been included.

2. The consolidated financial statements include the Company and its wholly owned subsidiaries.

3.   During fiscal year 1999, the Company adopted the Statements of Position
     (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities". The effect of the adoption was to record an expense, net of tax, of $293 in 1999. The prior year four month period ended December 31, 1998 has been restated to reflect this change. The restatement had no impact on previously reported income before change in accounting principle.

4. Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options or other contracts are included as share equivalents in computing diluted earnings per share using the treasury stock method. In the period covered by this report, the Hollywood Digital convertible subordinated notes are not included in the calculation of diluted earnings per share as they are anti-dilutive.

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

     The acquisition was accounted for under the purchase method of accounting. The following unaudited pro forma consolidated financial information for the four months ended December 31, 1998 is presented as if the acquisition had occurred on September 1, 1998. Pro forma adjustments for Sound One are primarily for amortization of goodwill and non-compete agreements, changes in executive compensation, depreciation adjustments, interest expense on borrowings in connection with the acquisition, and income taxes.

                                                                 1998
                                                               --------
              Revenues .....................................   $ 47,604
                                                               ========
              Income before change in accounting principle .   $  2,684
                                                               ========
              Net income ...................................   $  2,391
                                                               ========
              Income per common share - before change in
                 accounting principle - Basic ..............   $   0.28
                                                               ========
              Net income per common share - Basic ..........   $   0.25
                                                               ========
              Net income per common share - before change
                 in accounting principle - Diluted .........   $   0.27
                                                               ========
              Net income per common share - Diluted ........   $   0.24
                                                               ========

6. In December 1998, November 1997 and December 1994 the Company signed agreements with its bank for the sale/leaseback of certain equipment. The agreements, as amended, terminate on December 30, 2005, December 1, 2002 and June 30, 2000, respectively, and are being treated as operating leases for financial statement purposes. On December 30, 1998, November 3, 1997 and December 30, 1994 an aggregate of $8,809, $8,500 and $11,218, respectively, of sound studio and video equipment was sold and leased back. The total deferred gain on the transactions to be amortized over five to seven years is $12,525. The annual lease cost currently is approximately $3,350.

     The net equipment lease expense is as follows for the four months ended December 31:

                                                                                  1998         1999
                                                                               ---------    ---------
      Equipment lease costs...........................................         $     892    $   1,507
      Amortization of deferred gain on sale of equipment..............              (820)        (276)
                                                                               ---------    ---------
      Equipment lease expense, net....................................         $      72    $   1,231
                                                                               =========    =========

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

7. The Company had a stock repurchase program under which 2,300,000 shares could be purchased from time to time in the open market or in private transactions. As of December 31, 1999, 1,621,756 shares had been repurchased. 1,555,303 of these shares have been cancelled and returned to authorized but unissued status. 60,453 of the shares were transferred to the Company's 401k plan. In April 1999, the stock repurchase program was suspended.

     In connection with the acquisition of Hollywood Digital, the Company issued convertible subordinated notes. In November 1999, the Company exercised its right to convert the existing Hollywood Digital notes (totaling $7,599) and in December 1999 converted the notes to 643,327 shares of Class A common stock.

8. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted SFAS No. 130 beginning in the first quarter of fiscal 1999. Comprehensive income is defined as all changes in shareholders' equity, except those resulting from investments by or distributions to shareholders. The Company's comprehensive income is as follows for the four months ended:

                                                          DECEMBER 31,   DECEMBER 31,
                                                         ------------    ------------
                                                             1998            1999
                                                         ------------    ------------
         Net income ..................................   $      2,168    $        449
         Unrealized gain on marketable
             securities and long-term investments ....             55             292
         Less:  Classification adjustment for gains
             included in net income ..................           --              (224)
         Foreign currency translation adjustments ....            715              73
         Tax effect on other comprehensive income ....            (81)             30
                                                         ------------    ------------
         Comprehensive income ........................   $      2,857    $        620
                                                         ============    ============


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

     Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                    SOUND        VIDEO
                                                   SERVICES     SERVICES      OTHER       TOTAL
                                                   ----------  -----------  ----------  -----------

      FOUR MONTHS ENDED
         DECEMBER 31, 1998:

         Revenues.............................        $15,886     $ 27,476      $    0     $ 43,362
         Income (loss) before income taxes,
            interest, depreciation and
            amortization of intangibles.......          2,868        7,015        (484)       9,399
         Identifiable assets..................         30,772       73,162       2,481      106,415
         Intangible assets, net...............             --       28,784          --       28,784
         Capital expenditures.................            440        4,997          --        5,437
         Depreciation expense.................            829        3,282          --        4,111


      FOUR MONTHS ENDED
         DECEMBER 31, 1999:

         Revenues.............................        $15,630     $ 27,631           0     $ 43,261
         Income (loss) before income taxes,
            interest, depreciation and
            amortization of intangibles.......           (234)       7,516        (169)       7,113
         Identifiable assets..................         40,252       83,118       2,885      126,255
         Intangible assets, net...............          7,047       26,349          --       33,396
         Capital expenditures.................          1,072        3,244          --        4,316
         Depreciation expense.................            900        3,437          --        4,337

     The following table reconciles segment income (loss) before income taxes, interest, depreciation and amortization of intangibles to the Company's consolidated net income:

                                                                         FOUR MONTHS ENDED
                                                                            DECEMBER 31,
                                                                      -----------------------
                                                                         1998         1999
                                                                      ----------  -----------
Income before income taxes, interest,
   depreciation and amortization of intangibles...............        $    9,399   $    7,113
Amortization of intangibles...................................               408          479
Interest expense..............................................             1,174        1,713
Depreciation..................................................             4,111        4,337
Provision for income taxes....................................             1,245          135
                                                                      ----------  -----------
Income before change in accounting principle..................             2,461          449
Change in accounting principle, net...........................               293
                                                                      ----------  -----------
Net income....................................................        $    2,168  $       449
                                                                      ==========  ===========

10. In June 1998, the FASB issued Statement No. 133 ("FAS 133"), "Accounting For Derivative Instruments and Hedging Activities". In July 1999 the FASB issued Statement No. 137, "Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of FAS 133 to no later than January 1, 2001 for the Company's financial statements. FAS 133 requires companies to record derivatives on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in the earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities", an amendment of FAS 133. The Company does not expect to implement FAS 133 before January 1, 2001 and is in the process of assessing the impact of the implementation on the financial statements.

11. On June 9, 2000, the Company's stockholders approved the acquisition by Liberty Media Group of a controlling interest in Todd-AO (and related merger proposals), voted in favor of certain post-merger business combinations as set forth in an Agreement between the Company and Liberty Media, dated as of February 11, 2000, and approved the change of Todd-AO's name to Liberty Livewire Corporation. In the transaction, each issued and outstanding share of Todd-AO Common Stock was converted into the right to receive 0.4 of a share of Class A Liberty Livewire Common Stock and 0.5 of a share of Class A Liberty Media Group Stock. Subsequent to the stockholder meeting, the merger and change in name became effective immediately upon the filing of an Amended Certificate of Incorporation and Certificate of Merger. The post-merger business combination with Four Media Company was completed on June 9, 2000, and provided for the acquisition by the Company from Liberty Media Group of 100% of the capital stock of Four Media Company in exchange for 16,614,952 shares of the Company's Class B common stock.

     On June 9, 2000 and in connection with Liberty Media's acquisition of a controlling interest in the Company, the Company amended its bank credit facility and certain sale/leaseback agreements to allow Robert Naify, Marshal Naify, and Salah M. Hassanein to reduce their aggregate ownership interest and voting power in the Company below the minimums formerly required under such credit agreements. In connection with the Company's post-merger acquisition of Four Media Company ("4MC"), the Company also obtained a written waiver which allowed the exclusion of 4MC's existing indebtedness from certain covenants and restrictions under the credit agreement and confirmed the existing indebtedness of 4MC as non-recourse to the Company and its subsidiaries.

     On July 19, 2000, Liberty SEG Acquisition Sub LLC ("Liberty Sub"), of which Liberty Media was the sole member, acquired the post-production content and sound editorial businesses of SounDelux Entertainment Group of Delaware, Inc. ("SounDelux"), for $90 million in cash. Immediately following the closing of this asset purchase, Liberty Media contributed 100% of its ownership interests in Liberty Sub to the Company in exchange for 8,181,818 shares of the Company's Class B common stock pursuant to a previously negotiated contribution agreement between Liberty Media and the Company.

     On August 10, 2000, the Board of Directors of the Company approved the change of the Company's fiscal year end from August 31 to December 31.

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

     Through December 31, 1999 the Company has signed three agreements with its bank to implement the sale/leaseback of certain equipment. An aggregate of $28,527 of sound studio and video equipment has been sold and leased back. The agreements, as amended, terminate on June 30, 2000, December 1, 2002 and December 30, 2005. All the agreements provide for interest based on LIBOR rates.

     The credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that funds generated from operations, proceeds from the sale/leaseback agreements and the borrowings available under the restated credit facility will be sufficient to meet the needs of the Company at least through the next twelve months.

     In June 1997, the Company used $15,760 under its credit facility to acquire the assets of Hollywood Digital. In May 1998, the Company used $14,000 to fund a substantial portion of the TeleCine acquisition. In June 1999, $11,962 was used to fund the Sound One acquisition. In September 1999, $2,084 was used to acquire a 50% interest in a Barcelona-based sound facility named 103 Estudio, S.L. As of December 31, 1999, the Company had $57,074 outstanding under the credit facility, which has been used principally to fund the acquisitions described and for capital expenditures.

     The Company has exercised its option to purchase for $5,699 the equipment currently being leased under the sale/leaseback transaction maturing in June 2000. The purchase is expected to be funded by borrowings under credit facilities.

     In December 1999, the Company converted subordinated notes totaling $7,599 issued in connection with the Hollywood Digital acquisition into 643,327 shares of Todd-AO Class A common stock.

     The Company expects capital expenditures of approximately $14,000 for its Los Angeles, Santa Monica, New York City, Atlanta and London facilities in fiscal 2000. These capital expenditures are expected to be financed by internally generated funds and borrowings under credit facilities.

     The Company does not believe that it is currently exposed to any material foreign exchange rate risk and, at present, does not have a policy for managing such risk beyond the utilization of local currency borrowings to fund foreign acquisitions whenever possible.

2.   Material Changes in Results of Operations

     FOUR MONTHS ENDED DECEMBER 31, 1999 COMPARED TO FOUR MONTHS ENDED DECEMBER 31, 1998

     Revenues remained relatively flat, decreasing $101 from $43,362 to $43,261. Increases in revenue due to the acquisition of Sound One in June 1999 ($3,510) were offset by lower utilization and activity in the Company's other sound services divisions ($3,766) while the Company's video services divisions remained flat, increasing revenues by $155.

     Operating costs and other expenses also remained relatively flat, increasing $902 from $33,885 to $34,787. Cost increases related to the acquisition of Sound One ($2,907) were offset by cost decreases in the Company's other sound and video divisions as a result of the revenue decreases described above.

     Depreciation and amortization increased $297 or 6.6% primarily due to the equipment and goodwill acquired with the Sound One acquisition.

     Interest expense increased $539 or 45.9% primarily due to the Sound One acquisition financing.

     Net equipment lease expense increased $1,159 primarily as a result of the sale/leaseback to the Company's financial institution of certain equipment in December 1998.

     Net other expense increased $124 primarily due to costs incurred to date in connection with the Liberty Media Corporation merger ($560) reduced by gains from the sale of investments ($413) in the current period. The Company expects to incur additional costs in connection with the Liberty merger.

     As a result of the above, income before taxes and net change in accounting principle decreased $3,122 from $3,706 to $584 and income before net change in accounting principle decreased $2,012 from $2,461 to $449.

     The Company elected early adoption of Statements of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" in the prior year and reported the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, in the amount of $293, net of income tax benefit in the amount of $150.

     As a result of the above, net income after net change in accounting principle decreased $1,719 from $2,168 to $449.

     MATERIAL CHANGES IN CASH FLOWS

     For the four months ended December 31, 1999, the Company used $1,409 in cash from operating activities compared to cash generated of $2,380 in 1998. Net income of $449 adjusted for depreciation and net amortization of $4,540 provided cash of $4,989 in 1999 compared to $5,867 in 1998. Decreases in accounts payable and other liabilities were $724 in 1999 compared to an increase of $1,086 in 1998. Cash provided by operations were used to pay down accounts payable and other liabilities and to fund trade receivables in 1999 and cash provided by operations was utilized primarily to fund trade receivables in 1998.

     Borrowings from the Company's credit facility of $5,748 supplemented by net cash generated from the sale of marketable securities and other assets of $1,404 were also used to acquire a 50% interest in a Barcelona-based sound facility named 103 Estudio, S.L. for $2,084 and to reinvest in capital assets of the Company.

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


                                      THE LIBERTY LIVEWIRE CORPORATION
                                      (formerly the Todd-AO Corporation)


September 22, 2000                        /s/ Jeffery J. Marcketta
------------------                    ----------------------------------
      Date                                    Jeffery J. Marcketta
                                                Chief Financial Officer