Form 10-Q
period 2000-09-30
LIBERTY LIVEWIRE CORP
filed 2000-11-14
CIK 61442

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to

Commission file number: 0-1461

                          LIBERTY LIVEWIRE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      13-1679856
------------------------------          ----------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation)

        520 BROADWAY, SANTA MONICA, CA                     90401
  ------------------------------------------             ----------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (310) 434-7000

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

The number of shares of common stock outstanding at October 31, 2000 was 5,302,449 Class A shares and 31,692,113 Class B shares.

LIBERTY LIVEWIRE CORPORATION


Quarterly Report on Form 10-Q

September 30, 2000

Index
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                                              Page

  Item 1- Financial Statements (Unaudited)

     The following financial statements are filed herewith:

          Condensed Consolidated Balance Sheets, September 30, 2000
          and December 31, 1999                                                                3

          Condensed Consolidated Statements of Income and Retained Earnings for the
          Three Months Ended September 30, 2000 and August 31, 1999 and for the
          Five Months Ended May 31, 2000, the Four Months Ended September 30, 2000
          and the Nine Months Ended August 31, 1999                                            5

          Condensed Consolidated Statements of Cash Flows for the Five Months Ended
          May 31, 2000, the Four Months Ended September 30, 2000 and the Nine Months
          Ended August 31, 1999                                                                6

          Notes to Condensed Consolidated Financial Statements                                10


  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                      17

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                  22

  Item 6 - Exhibits and Reports on Form 8-K                                                   22

  Signature                                                                                   22


                          LIBERTY LIVEWIRE CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                                                     LIVEWIRE    |       TODD-AO
                                                                                 --------------- |    -------------
                                                                                  SEPTEMBER 30,  |     DECEMBER 31,
                                                                                 --------------- |    -------------
                                                                                      2000       |        1999
                                                                                 --------------- |    -------------
                                                                                                 |
Current assets:
Cash and cash equivalents..............................................               $   27,590 |       $   10,300
Marketable securities..................................................                      759 |              416
Trade receivables                                                                                |
   (net of allowance for doubtful accounts of $741 at                                            |
   September 30, 2000 and $1,388 at December 31, 1999) ................                   83,806 |           23,896
Income tax receivable..................................................                      262 |              675
Inventories (first-in first-out basis).................................                    4,410 |              786
Deferred income taxes..................................................                       -- |              573
Prepaid deposits and other.............................................                   11,017 |            2,925
                                                                                 --------------- |    -------------
Total current assets...................................................                  127,844 |           39,571
                                                                                 --------------- |    -------------
                                                                                                 |
Non current assets:                                                                              |
Property, plant and equipment - at cost:                                                 295,988 |          132,583
Accumulated depreciation and amortization..............................                  (21,190)|          (52,575)
                                                                                 --------------- |    -------------
Property, plant and equipment - net....................................                  274,798 |           80,008
                                                                                 --------------- |    -------------
Investments............................................................                   13,610 |            3,718
                                                                                                 |
Deferred income taxes..................................................                   29,238 |               --
                                                                                                 |
Long-term receivable...................................................                    2,662 |               --
                                                                                                 |
Due from parent - net..................................................                   11,262 |               --
Goodwill                                                                                         |
   (net of accumulated amortization of $10,651 at                                                |
   September 30, 2000 and $3,354 at December 31, 1999).................                  524,245 |           33,396
                                                                                                 |
Other assets (net of accumulated amortization of $753 at September 30,                           |
   2000)...............................................................                    9,319 |            2,958
                                                                                 --------------- |    -------------
Total..................................................................               $  992,978 |        $  159,651
                                                                                 =============== |    =============
                                                                                                 |

                          LIBERTY LIVEWIRE CORPORATION

                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  LIVEWIRE      |        TODD-AO,
                                                                              ---------------   |    ---------------
                                                                               SEPTEMBER 30,    |      DECEMBER 31,
                                                                              ---------------   |    ---------------
                                                                                   2000         |         1999
                                                                              ---------------   |    ---------------
                                                                                                |
  Current liabilities:                                                                          |
  Accounts payable......................................................      $         32,561  |    $          5,039
  Accrued liabilities:                                                                          |
     Payroll and related taxes..........................................                12,524  |               2,649
     Interest...........................................................                 1,784  |               1,177
     SARs compensation payable..........................................                19,522  |                  --
     Other..............................................................                24,360  |               9,249
  Current maturities of long-term debt and capital lease obligations....                 9,604  |               1,181
  Deferred income taxes.................................................                 9,188  |                  --
                                                                              ----------------  |    ----------------
  Total current liabilities.............................................               109,543  |              19,295
                                                                              ----------------  |    ----------------
                                                                                                |
  Long-term debt and capital lease obligations..........................               344,107  |              63,016
  Other liabilities.....................................................                 4,624  |               5,143
  Deferred income taxes.................................................                    --  |               3,337
                                                                              ----------------  |    ----------------
                                                                                                |
  Total liabilities.....................................................               458,274  |              90,791
                                                                              ----------------  |    ----------------
                                                                                                |
                                                                                                |
  Commitments and contingencies                                                                 |
                                                                                                |
  Stockholders' equity:                                                                         |
  Common stock:                                                                                 |
     Class A; authorized 300,000,000 shares of $0.01 par value;                                 |
     issued 5,264,828 at September 30, 2000 and 8,951,404 at                                    |
     December 31, 1999..................................................                    52  |                  91
     Class B; authorized 100,000,000 shares of $0.01 par value;                                 |
     issued and outstanding 31,635,682 at September 30, 2000 and                                |
     1,747,178 at December 31, 1999.....................................                   316  |                  17
  Additional paid-in capital............................................               556,735  |              47,089
  Unearned stock compensation...........................................                (2,541) |                  --
  Treasury stock (shares at cost: 2,400 at September 30, 2000 and 6,000                         |
     at December 31, 1999)..............................................                   (19) |                 (47)
  Retained earnings.....................................................                (8,778) |              21,881
  Deferred tax asset to be utilized by parent...........................                (7,721) |                  --
  Accumulated other comprehensive income (loss) ........................                (3,340) |                (171)
                                                                              ----------------  |    ----------------
  Total stockholders' equity............................................               534,704  |              68,860
                                                                              ----------------  |    ----------------
  Total.................................................................            $  992,978  |         $   159,651
                                                                              ================  |    ================

            See notes to condensed consolidated financial statements

                          LIBERTY LIVEWIRE CORPORATION

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 LIVEWIRE               |                     TODD-AO
                                      --------------------------------  | ------------------------------------------------
                                       THREE MONTHS     FOUR MONTHS     |  THREE MONTHS     FIVE MONTHS      NINE MONTHS
                                          ENDED            ENDED        |     ENDED            ENDED            ENDED
                                      SEPTEMBER 30,    SEPTEMBER 30,    |   AUGUST 31,        MAY 31,         AUGUST 31,
                                      ---------------  ---------------  | ---------------  ---------------  --------------
                                           2000             2000        |      1999             2000             1999
                                      ---------------  ---------------  | ---------------  ---------------  --------------
                                                                        |
Revenues ..........................   $       100,441  $       127,307  | $        28,089  $        53,243  $        84,570
Costs and expenses:                                                     |
Operating costs and other expenses             90,348          114,324  |          24,464           45,332           72,624
SARs compensation expense                                               |
  (income) ........................           (18,439)         (11,089) |              --               --               --
Depreciation and amortization .....            19,571           25,433  |           3,094            6,244           9,426
Interest ..........................             7,243            9,543  |           1,125            2,032           2,751
Other expense (income) - net ......              (997)            (911) |           2,096            1,070           1,057
                                      ---------------  ---------------  | ---------------  ---------------  --------------
Total costs and expenses ..........            97,726          137,300  |          30,779           54,678          85,858
                                      ---------------  ---------------  | ---------------  ---------------  --------------
Income (loss) before provision for                                      |
  income taxes ....................             2,715           (9,993) |          (2,690)          (1,435)         (1,288)
Provision for income taxes ........             3,473           (1,215) |            (868)            (441)           (426)
                                      ---------------  ---------------  | ---------------  ---------------  --------------
Net (loss) ........................   $          (758) $        (8,778) | $        (1,822) $          (994) $         (862)
                                      ===============                   | ===============
Retained earnings beginning of                                          |
  period ..........................                                 --  |                           21,881          22,573
Less: Dividends paid ..............                                 --  |                               --            (279)
                                                       ---------------  |                  ---------------  --------------
Retained earnings end of                                                |
  period ..........................                    $        (8,778) |                  $        20,887  $       21,432
                                                       ===============  |                  ===============  ==============
Net (loss) per common share:                                            |
Net (loss) available to common                                          |
  stockholders ....................   $          (758) $        (8,778) | $        (1,822) $          (994) $         (862)
                                      ===============  ===============  | ===============  ===============  ==============
Weighted average shares                                                 |
  outstanding - basic and diluted .        35,074,709       31,991,406  |       9,812,631       10,768,773      10,647,760
                                      ---------------  ---------------  | ---------------  ---------------  --------------
Net (loss) per common share:                                            |
   Net (loss) - basic and diluted .   $         (0.02) $         (0.27) | $         (0.19) $         (0.09) $        (0.09)
                                      ===============  ===============  | ===============  ===============  ==============

            See notes to condensed consolidated financial statements

                          LIBERTY LIVEWIRE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       LIVEWIRE         |                     TODD-AO
                                                                 ---------------------- | ------------------------------------------
                                                                      FOUR MONTHS       |      FIVE MONTHS          NINE MONTHS
                                                                         ENDED          |         ENDED                ENDED
                                                                     SEPTEMBER 30,      |        MAY 31,             AUGUST 31,
                                                                 ---------------------- | ---------------------  ------------------
                                                                         2000           |          2000                1999
                                                                 ---------------------- | ---------------------  ------------------
Cash Flows From Operating Activities:
   Net income (loss) ............................................     $          (8,778)|   $              (994)   $           (862)
      Adjustments to reconcile net income to net cash provided by                       |
      operating activities:                                                             |
      Depreciation and amortization .............................                25,433 |                 6,244               9,426
      Deferred income taxes .....................................                 7,569 |                   565              (3,571)
      Allowance for doubtful accounts ...........................                  (741)|                    --                  --
      Amortization of unearned stock compensation ...............                   317 |                    --                  --
      (Gain) loss on disposition of fixed assets & other ........                   169 |                    --                (312)
      Changes in assets and liabilities (net of                                         |
      acquisitions):                                                                    |
          Trade receivables, net ................................                (2,775)                  2,469               5,363
          Inventories and other current assets ..................                  (924)|                  (115)                476
          Accounts payable and accrued liabilities ..............                 4,024 |                (1,513)                760
          SARs compensation payable .............................               (11,088)|                    --                  --
          Accrued equipment lease ...............................                    -- |                   525               1,025
          Income taxes payable, net .............................                  (568)|                (1,033)              1,417
          Other liabilities .....................................                  (559)|                (1,695)             (2,607)
                                                                 ---------------------- | ---------------------  ------------------
Net cash flows provided by operating activities .................                12,079 |                 4,453              11,115
                                                                 ---------------------- | ---------------------  ------------------
Cash Flows from Investing Activities:                                                   |
   Purchase of marketable securities and investments ............                (2,017)|                 1,951                (319)
   Proceeds from sale of marketable securities and investments ..                    -- |                    --                 154
   Proceeds from disposition of fixed assets ....................                    43 |                    --                 325
   Acquisition of Sound One .....................................                    -- |                    --             (12,315)
   Net cash acquired in 4MC contribution ........................                14,066 |                    --                  --
   Acquisition of Triumph, net of cash acquired .................                (8,488)|                    --                  --
   Acquisition of Soho, net of cash acquired ....................               (26,969)|                    --                  --
   Capital expenditures .........................................               (23,233)|                (4,038)            (18,628)
   Other assets .................................................                 2,338 |                (1,669)              1,850
                                                                 ---------------------- | ---------------------  ------------------
Net cash flows (used in) investing activities ...................     $         (44,260)|   $            (3,756)   $        (28,933)
                                                                 ---------------------- | ---------------------  ------------------

                          LIBERTY LIVEWIRE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)


                                                LIVEWIRE          |                        TODD-AO
                                        ------------------------- |  ----------------------------------------------------
                                              FOUR MONTHS         |        FIVE MONTHS                NINE MONTHS
                                                 ENDED            |           ENDED                      ENDED
                                             SEPTEMBER 30,        |          MAY 31,                   AUGUST 31,
                                        ------------------------- |  -------------------------  -------------------------
                                                  2000            |            2000                       1999
                                        ------------------------- |  -------------------------  -------------------------
Cash Flows from Financing Activities:                             |
  Borrowings of long-term debt.........          $         65,144 |          $             400            $        33,777
  Payments of long-term debt...........                    (6,373)|                     (2,669)                   (21,290)
  Payments for SARs exercised..........                      (215)|                         --                         --
  Borrowings from parent company, net..                   (11,262)|                         --                         --
  Proceeds from sale/leaseback                                    |
     transaction.......................                        -- |                         --                      8,809
  Proceeds from exercise of stock                                 |
     options...........................                     3,425 |                        776                      1,099
  Treasury stock transactions..........                        -- |                         --                       (265)
  Dividends paid.......................                        -- |                         --                       (279)
                                        ------------------------- |  -------------------------  -------------------------
Net cash flows provided by (used in)                              |
  financing activities.................                    50,719 |                     (1,493)                    21,851
Effect of exchange rate changes on                                |
  cash ................................                      (385)|                        (67)                       (59)
                                        ------------------------- |  -------------------------  -------------------------
Net increase (decrease) in cash and                               |
  cash equivalents.....................                    18,153 |                       (863)                     3,974
 Cash and cash equivalents at                                     |
  beginning of period..................                     9,437 |                     10,300                      5,765
                                        ------------------------- |  -------------------------  -------------------------
Cash and cash equivalents at end of                               |
  period...............................          $         27,590 |          $           9,437            $         9,739
                                        ========================= |  =========================  =========================
Supplemental Disclosures of Cash Flow                             |
  Information:                                                    |
Cash paid during the period for:                                  |
                                                                  |
  Interest.............................          $          8,245 |          $           2,689            $         2,480
                                        ========================= |  =========================  =========================
                                                                  |
  Income taxes.........................          $          1,832 |          $               0            $           753
                                        ========================= |  =========================  =========================



            See notes to condensed consolidated financial statements.

                          LIBERTY LIVEWIRE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:
LIVEWIRE
--------
2000:

In June 2000 the Company acquired all of the outstanding shares of Four Media Company from Liberty Media. In connection with the acquisition the Company issued 16,614,952 shares of Class B Common Stock to Liberty Media.


          Assets acquired:
                Cash...........................................................................      $       14,066
                Property, plant and equipment-net..............................................             166,956
                Trade and other receivables - net..............................................              51,184
                Deferred income taxes..........................................................              40,533
                Inventory......................................................................               1,821
                Prepaid deposits and other.....................................................               6,340
                Other assets...................................................................               9,902
                Goodwill - net.................................................................             292,288
          Liabilities assumed:
                Accounts payable and accrued liabilities - net.................................             (70,964)
                Long-Term debt and capital lease obligations...................................            (221,272)
          Deferred income taxes................................................................              (2,737)
          Foreign currency exchange rate accumulated loss......................................               2,614
          Common stock issued to Liberty Media.................................................            (279,662)
                                                                                                  -----------------
          Cash paid in acquisition.............................................................      $            0
                                                                                                  =================



In July 2000, the Company acquired the post-production content and sound editorial assets and certain of the liabilities of SounDelux Entertainment Group of Delaware, Inc. from Liberty Media. In connection with this acquisition the Company issued 8,181,818 shares of Class B Common Stock to Liberty Media.


          Assets acquired:
                Property, plant and equipment..................................................      $        6,872
                Trade and other receivables - net..............................................               4,154
                Inventory......................................................................               1,588
                Goodwill.......................................................................              79,763
                Other assets...................................................................                 298
          Liabilities assumed:
                Accounts payable and accrued expenses..........................................              (2,675)
          Common stock issued to Liberty Media.................................................             (90,000)
                                                                                                  -----------------
          Cash paid in acquisition.............................................................      $            0
                                                                                                  =================


In July 2000 the Company acquired substantially all of the outstanding shares of Triumph Communications Group. In connection with the acquisition the Company paid cash and issued 705,554 shares of Class A Common Stock.


          Assets acquired:
                Cash...........................................................................      $        1,696
                Property, plant and equipment - net............................................               2,539
                Trade and other receivables - net..............................................                 218
                Inventory......................................................................                 230
                Prepaid deposits and other.....................................................                 439
                Deferred income taxes..........................................................                  40
                Goodwill.......................................................................              56,374
          Liabilities assumed:
                Accounts payable and accrued liabilities - net.................................              (6,450)
                Long-term debt and capital lease obligations...................................                (332)
          Common stock issued to Triumph.......................................................             (44,570)
          Cash advanced to Triumph.............................................................              (4,500)
                                                                                                  -----------------
          Cash paid in acquisition.............................................................      $        5,684
                                                                                                  =================

                          LIBERTY LIVEWIRE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)

In August 2000 the Company acquired substantially all of the outstanding shares of Soho Group Limited. In connection with the acquisition the Company paid cash as follows:


          Assets acquired:
                Cash...........................................................................      $          247
                Property, plant and equipment - net............................................              16,316
                Trade and other receivables - net..............................................               4,470
                Prepaid deposits and other.....................................................                 223
                Goodwill.......................................................................               9,385
          Liabilities assumed:
                Accounts payable and accrued expenses..........................................              (2,577)
                Long-term debt and capital lease obligations...................................                (848)
                                                                                                  -----------------
          Cash paid in acquisition.............................................................      $       26,969
                                                                                                  =================


On June 9, 2000 approximately 60% of the Company's outstanding common stock was acquired by Liberty Media Corporation. In connection with this acquisition the Company made the following purchase accounting adjustments:


                Property, plant and equipment - net............................................      $            2
                Goodwill.......................................................................              63,466
                Other assets- net..............................................................                 443
                Accounts payable and accrued expenses..........................................              (1,761)
                Deferred income tax payable....................................................               2,683
                Additional paid in capital.....................................................             (91,473)
                Unearned compensation..........................................................               2,858
                Treasury stock.................................................................                 (28)
                Unearned gain /loss on marketable securities...................................               3,822
                Foreign exchange rate adjustment...............................................                (899)
                Retained earnings..............................................................              20,887
                                                                                                  -----------------
                Net............................................................................      $            0
                                                                                                  =================



TODD-AO
1999:

In June 1999 the Company acquired substantially all of the outstanding shares of Sound One Corporation. In connection with the acquisition the Company paid cash as follows:


          Assets acquired:
                Property, plant and equipment -net.............................................      $        4,069
                Trade and other receivables - net..............................................               1,304
                Inventory......................................................................                 108
                Deferred income taxes..........................................................               1,000
                Other assets...................................................................               1,811
                Goodwill.......................................................................               7,137
          Liabilities assumed:
                Accounts payable and accrued liabilities - net.................................                 270
                Long-term debt and capital lease obligations...................................                (833)
                Deferred income taxes..........................................................                (569)
          Common stock issued as compensation..................................................              (1,182)
          Non-compete agreements payable to sellers............................................                (800)
                                                                                                  -----------------
          Cash paid in acquisition.............................................................      $       12,315
                                                                                                  =================



LIBERTY LIVEWIRE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   CHANGE IN CONTROL AND BASIS OF PRESENTATION

     CHANGE IN CONTROL

     On June 9, 2000 The Todd-AO Corporation ("Todd-AO") stockholders approved the acquisition by Liberty Media Corporation ("Liberty Media") of a controlling interest in Todd-AO and related merger proposals (collectively, the "Todd Merger"), voted in favor of certain post-merger business combinations as set forth in an Agreement between Todd-AO and Liberty Media, dated as of February 11, 2000, and approved the change of Todd-AO's name to Liberty Livewire Corporation ("Livewire" or the "Company"). In the Todd Merger, each issued and outstanding share of Todd-AO Common Stock was converted into the right to receive 0.4 of a share of Class A Livewire Common Stock and 0.5 of a share of AT&T Corp. ("AT&T") Class A Liberty Media Group tracking stock. Liberty Media's aggregate ownership interest in the Company as of September 30, 2000 consists of Class B Common Stock of Livewire representing approximately 85.7% of the Company's outstanding equity, which consists of Livewire's Class A and Class B Common Stock. All of Livewire's outstanding Class B Common Stock is currently held by Liberty Media. This ownership gives Liberty Media 98.4% voting control of the Company.

     The consideration paid by Liberty Media in the Todd Merger, consisting of 5,501,256 shares of Liberty Media Group Class A (LMGA) stock valued at $101.5 million and conversion of vested options valued at $7.5 million, was allocated based on the preliminary fair values of the assets and liabilities acquired with the excess consideration of $63.5 million recorded as goodwill.

     Liberty Media is an indirect wholly owned subsidiary of AT&T. It's former parent, Tele-Communications, Inc ("TCI"), was acquired by AT&T by merger in March 1999. Liberty Media and its subsidiaries constitute substantially all of the businesses and assets of Liberty Media Group. Liberty Media Group Class A ("LMGA") and Class B ("LMGB") Common Stock are tracking stocks of AT&T that are intended to reflect the economic performance of the Liberty Media Group.

     BASIS OF PRESENTATION.

     Due to the level of ownership of the Company obtained by Liberty Media as a result of the merger as discussed above and the contribution of Four Media Company ("4MC") as discussed in note 2, Liberty Media has applied "push down" accounting and transferred to the Company the preliminary fair value adjustments relating to the assets of Todd-AO at June 9, 2000. The assets and liabilities of 4MC have been recorded at Liberty Media's historical value including preliminary fair value adjustments resulting from the acquisition of 4MC by Liberty Media.

     On August 10, 2000, the Board of Directors of Livewire approved the change of the Company's fiscal year end from August 31 to December 31. A transition report on Form 10-Q covering the transition period from September 1, 1999 through December 31, 1999 was filed with the Securities and Exchange Commission on September 22, 2000.


     The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The accompanying condensed consolidated balance sheets at September 30, 2000 and December 31, 1999, condensed consolidated statements of income and retained earnings, and condensed statements of cash flows for the periods presented are unaudited. The condensed consolidated financial statements for the three and nine months ended August 31,1999 and the five months ended May 31, 2000, represent the consolidated financial condition and results of operations of Todd-AO before the acquisition by Liberty Media. The consolidated financial statements for the three and four months ended September 30, 2000 represent the consolidated financial condition and results of operations of the Company after giving effect to the Liberty Media merger. For financial statement purposes, the acquisition by Liberty Media is deemed to have occurred on June 1, 2000. In the opinion of management for the Company, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results of operations have been included.

     Certain reclassifications have been made to the prior periods' condensed consolidated financial statements to conform with the current period's presentation.

2.   ACQUISITIONS

     In June 1999 all of the issued and outstanding shares of Sound One Corporation ("Sound One"), a New York corporation, were acquired by the Company through a Merger Agreement signed June 8, 1999. Todd-AO East, Inc., an indirect wholly owned subsidiary of the Company, was merged into Sound One extinguishing all of the issued and outstanding shares of common stock of Sound One in exchange for a cash consideration of $11.50 per share. In consideration for this purchase, the Company paid $12.0 million in cash for the common stock and an additional $353,000 in cash for costs incurred in connection with the acquisition. In addition, $800,000 is represented by non-compete agreements. Sound One is the leading post production sound facility in New York City servicing the entertainment industry.

     On April 7, 2000, Liberty Media acquired 4MC for $123.3 million in cash plus 3,182,300 shares of LMGA stock valued at $137.7 million, converted 4MC vested options into stock appreciation rights valued at $52.9 million, and issued a warrant valued at $7.8 million. The total consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with the excess consideration of $276.8 million recorded as goodwill. On May 31, 2000, 4MC acquired six entities from the Virgin Media Group Limited ("Virgin") for $39.5 million in cash. The consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with the excess consideration of $21.1 million recorded as goodwill.

     On June 9, 2000 Liberty Media contributed all of the issued and outstanding shares of 4MC to the Company in exchange for 16,614,952 shares of the Livewire's Class B Common Stock, valued at $279.7 million pursuant to a Contribution Agreement dated February 11, 2000 between Liberty Media and the Company. 4MC provides technical and creative services to producers and distributors of television programming, television commercials, feature films and other entertainment content, as well as to owners of film and television libraries. 4MC's California facilities are located in Los Angeles, Culver City, Burbank and Santa Monica. It has international facilities in Mexico City, London and Singapore.

     In July 2000 a wholly owned subsidiary of Liberty Media ("Liberty Sub"), acquired the post-production content and sound editorial businesses of SounDelux Entertainment Group of Delaware, Inc. ("SounDelux") for $90.0 million in cash. Immediately following the closing of this asset purchase, Liberty Media contributed 100% of its ownership interests in Liberty Sub to the Company in exchange for 8,181,818 shares of Livewire's Class B Common Stock pursuant to a previously negotiated contribution agreement between Liberty Media and Livewire. The contribution was allocated based on the preliminary fair values of the assets and liabilities acquired with the excess consideration of $79.8 million recorded as goodwill. SounDelux provides services to the motion picture sound design and sound editing industry and contributes to Livewire an audio post-production business encompassing a broad range of sound and music services for feature films, television, cable, advertising and new media. Services provided include sound supervision, design and editorial, music supervision, editorial and temporary scores and mixing, re-recording, scoring, ADR and Foley. SounDelux's content, technology development and distribution segment commercializes and markets its proprietary entertainment content and technologies which include audio books, sound effects and SounDelux Microphones. SounDelux is located in Los Angeles and San Francisco, California.

     In July 2000 the Company acquired Triumph Communications Group ("Triumph") for $5.7 million in cash and 705,554 shares of Livewire Class A common stock valued on the date of issuance at $44.6 million. The consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with the excess consideration of $56.4 million recorded as goodwill. Triumph, located in New York City, designs, engineers and implements video transmission services for a range of clients including cable networks, broadcasters, news, sports, infomercials, and corporate organizations. Services provided include fiber optic, satellite, compression system, encoding and encryption, and IRD sales and authorization.

     In August 2000 a wholly owned subsidiary of Livewire, acquired all of the outstanding shares of Soho Group Limited ("Soho") for L17.2 million
     ($27.2 million), which includes real property in the Soho area of London. The consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with excess consideration of $9.4 million recorded as goodwill. Soho is one of the oldest post-production companies in the U.K., providing services primarily to the commercial advertising industry. Services include commercial editing, film laboratory and negative cutting services using a proprietary computerized technology.

     The acquisitions are being accounted for under the purchase method of accounting. For all of the above acquisitions, with the exception of Sound One, the allocation of the purchase price has been recorded based on preliminary estimates. The Company is currently in the process of obtaining additional information, including appraisals in order to finalize the purchase price allocation. The following unaudited pro forma consolidated financial information for the nine months ended September 30, 2000 and August 31,1999 is presented as if the acquisition had occurred on January 1, 1999. Pro forma adjustments are primarily for amortization of goodwill, depreciation adjustments, interest expense on borrowings in connection with the acquisitions, and income taxes. No pro forma adjustments have been included for the pre-acquisition time periods for potential fluctuations in the liability recorded for the stock appreciation rights granted in the 4MC acquisition, including effects for market fluctuations or estimates of exercises.


(DOLLARS IN THOUSANDS)                                                       2000          1999
                                                                          ------------  -----------
Revenues..........................................................        $    338,469  $   337,727
                                                                          ============  ===========
Net income........................................................        $     18,924  $    16,393
                                                                          ============  ===========
Net income per common share - Basic...............................        $       0.59  $      0.47
                                                                          ============  ===========
Net income per common share - Diluted.............................        $       0.58  $      0.46
                                                                          ============  ===========



3.   EQUITY

     On June 9, 2000, in connection with the Todd Merger, the Company amended and restated in its entirety its Certificate of Incorporation. Under the prior Certificate of Incorporation, the Company was authorized to issue 37,000,000 shares of capital stock, consisting of 30,000,000 shares of Class A Common Stock ("Old Class A Stock"), 6,000,000 shares of Class B Common Stock ("Old Class B Stock") and 1,000,000 shares of preferred stock. Under the Restated Certificate of Incorporation, the total number of shares of capital stock authorized to be issued was increased to 405,000,000. 400,000,000 of the authorized shares are designated common stock ("Common Stock") and 5,000,000 are designated preferred stock ("Preferred Stock"). Of the total amount of authorized Common Stock, 300,000,000 shares have been designated as Class A Common Stock and 100,000,000 shares have been designated as Class B Common Stock. All the shares of Common Stock and Preferred Stock will have a par value of $.01 per share. Class A Common Stock shareholders are entitled to one vote per share and Class B Common Stock shareholders are entitled to ten votes per share. In all other respects, the Class A and B Common Stock are substantially identical and have equal rights and privileges.

     On June 9, 2000, pursuant to the Restated Certificate of Incorporation, each outstanding share of Old Class A Stock and Old Class B Stock was converted into or reconstituted as four-tenths (0.40) of a share of Class A Common Stock and six-tenths (0.60) of a share of Class B Common Stock.

4.   COMPREHENSIVE INCOME.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The Company adopted SFAS No. 130 beginning in September 1998. Comprehensive income is defined as all changes in shareholders' equity, except those resulting from investments by or distributions to shareholders.

     The Company's comprehensive income is as follows:


       (DOLLARS IN THOUSANDS)
                                               LIVEWIRE               |                       TODD-AO
                                   ---------------------------------  |  --------------------------------------------------
                                    THREE MONTHS      FOUR MONTHS     |   THREE MONTHS     FIVE MONTHS       NINE MONTHS
                                       ENDED             ENDED        |      ENDED            ENDED             ENDED
                                   SEPTEMBER 30,     SEPTEMBER 30,    |    AUGUST 31,        MAY 31,         AUGUST 31,
                                   ---------------  ----------------  |  ---------------  ---------------  ----------------
                                        2000             2000         |       1999             2000             1999
                                   ---------------  ----------------  |  ---------------  ---------------  ----------------
                                                                      |
Net income (loss).................      $     (758)    $      (8,778) |    $      (1,822)    $       (994)     $       (862)
Unrealized gain (loss) on                                             |
marketable securities.............           4,683             2,367  |             (113)           6,082               (73)
Foreign currency translation                                          |
adjustments.......................          (4,632)           (5,483) |              718             (211)               94
                                   ---------------  ----------------  |  ---------------  ---------------  ----------------
Comprehensive income (loss).......      $     (707)    $     (11,894) |    $      (1,217)    $      4,877      $       (841)
                                   ===============  ================  |  ===============  ===============  ================

5.   SEGMENT REPORTING.

     Since the change in control of the Company pursuant to the Todd Merger in June 2000, the Company's business units have been aggregated into four reportable operating segments: Content Preparation, Content Management, Content Distribution and Europe. The Audio Services, Entertainment Television and Commercial Television Divisions which make up the Content Preparation segment provide the technical and creative services necessary to conform original film or video principal photography into a final product suitable for the public. These are the more traditional post-production services such as creating music and sound effects, as well as visual effects. State-of-the-art facilities and equipment are used to digitally create or manipulate sounds and images in high resolution formats for integration into feature films, television shows and television commercials. The Content Management segment primarily consists of the Library Services Division which provides the formatting, archiving, storage and maintenance of master copies of original film and video tape. In addition, this segment restores damaged content, transfers and converts film to video (and vice versa), provides audio layback and standards conversion, and professional duplication. The segment facilitates the worldwide distribution of content in formats ranging from HDTV to streaming media. The Content Distribution segment consists of the Broadcast Services Division which provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via freight, fiber, satellite and the Internet to viewers in North America, Europe and Asia. These services principally include production, on-air promotion, language translation, assembly, origination and distribution, fiber transport, uplink and satellite transponder services, and video equipment rentals. The Company maintains a separate segment and management structure for its European/United Kingdom ("UK") activities because of the size and scope of these operations. The various operations are grouped according to function and client base, and are tightly linked to the Company's other major operating segments. The Other column includes corporate related items and income and expenses not allocated to reportable segments. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, including segment income (loss) before income taxes, interest, depreciation and amortization of intangibles.

     Periods prior to June 2000 have been restated to conform to the current reportable operating segments.

     Summarized financial information concerning the Company's reportable segments is shown in the following tables:


(DOLLARS IN THOUSANDS)
                                                 CONTENT        CONTENT        CONTENT
LIVEWIRE                                       PREPARATION    MANAGEMENT     DISTRIBUTION     EUROPE       OTHER         TOTAL
-------------------------------------------   -------------  ------------  ---------------  ----------   ----------   ----------
THREE MONTHS ENDED
   SEPTEMBER 30, 2000:

   Revenues ...............................       $52,868       $13,066       $ 8,641       $24,203       $ 1,664       $100,441
   Income before income taxes, interest,
    depreciation and amortization .........         1,947         2,382         1,111         2,551        20,541         28,532
   Capital expenditures ...................         8,743           536         3,301           786           902         14,268
   Depreciation and amortization expense ..         9,170         1,807         1,491         3,442         3,660         19,571
FOUR MONTHS ENDED
   SEPTEMBER 30, 2000

   Revenues ...............................       $66,070       $16,833       $10,512       $31,476       $ 2,414       $127,307
    Income (loss) before income taxes,
    interest, depreciation and amortization         1,682         2,582         1,862         3,829        14,120         24,076
   Capital expenditures ...................        13,778           670         3,301         4,508           976         23,233
   Depreciation and amortization expense ..        11,676         2,444         1,910         4,466         4,936         25,433
--------------------------------------------------------------------------------------------------------------------------------



                                                 CONTENT          CONTENT          CONTENT
TODD-AO                                        PREPARATION      MANAGEMENT      DISTRIBUTION     EUROPE       OTHER        TOTAL
--------------------------------------------  --------------  ----------------  --------------  ----------  -----------  ----------
THREE MONTHS ENDED
   AUGUST 31, 1999:

   Revenues.................................      $   16,020       $     3,538              --    $  8,531     $     --    $ 28,089
    Income (loss) before income taxes,
    interest, depreciation and amortization.             963               732              --       1,414       (1,580)      1,529
   Capital expenditures.....................           2,821                --              --          --           --       2,821
   Depreciation and amortization expense....           1,603               280              --       1,211           --       3,094

FIVE MONTHS ENDED
   MAY 31, 2000:

   Revenues.................................      $   32,595       $     6,270              --    $ 14,378     $           $ 53,243
    Income before income taxes, interest,
    depreciation and amortization...........           3,692             1,389              --       2,725         (965)      6,841
   Capital expenditures.....................           2,262               161              --       1,615           --       4,038
   Depreciation and amortization expense....           3,452               557              --       2,235           --       6,244


NINE MONTHS ENDED
  AUGUST 31, 1999:
   Revenues.................................      $   45,867       $    10,591              --    $ 28,112     $     --    $
84,570
    Income before income taxes, interest,
    depreciation and amortization...........           2,441             2,640              --       6,559         (751)     10,889
   Capital expenditures.....................           9,414               934              --       8,280           --      18,628
   Depreciation and amortization expense....           4,627               935              --       3,864           --       9,426
LIVEWIRE
-------------------------------------------
SEPTEMBER 30, 2000:

   Identifiable assets......................      $  203,503       $    39,682      $   13,996    $ 55,530     $146,703    $459,414
   Intangible assets - net..................         170,211               523          35,110      56,116      271,763     533,723
-----------------------------------------------------------------------------------------------------------------------------------
TODD-AO
-------------------------------------------
DECEMBER 31, 1999

   Identifiable assets......................      $   76,431       $     9,143              --    $ 40,681           --    $126,255
   Intangible assets - net..................          22,934                --              --      10,462           --      33,396



     The following table reconciles segment income before income taxes, interest, depreciation and amortization to the Company's consolidated net income:



       (DOLLARS IN THOUSANDS)
                                               LIVEWIRE               |                      TODD-AO
                                   ---------------------------------  | --------------------------------------------------
                                    THREE MONTHS      FOUR MONTHS     |  THREE MONTHS     FIVE MONTHS       NINE MONTHS
                                       ENDED             ENDED        |     ENDED            ENDED             ENDED
                                   SEPTEMBER 30,     SEPTEMBER 30,    |   AUGUST 31,        MAY 31,         AUGUST 31,
                                        2000             2000         |      1999             2000             1999
                                   ---------------  ----------------  | ---------------  ---------------  ----------------
 Income before income taxes,                                          |
   interest, depreciation and                                         |
   amortization...................    $     29,529      $     24,983  |    $      1,529     $      6,841      $     10,889
 Depreciation and amortization...          (19,571)          (25,433) |          (3,094)          (6,244)           (9,426)
 Interest expense.................          (7,243)           (9,543) |          (1,125)          (2,032)           (2,751)
 Provision for income taxes.......          (3,473)            1,215  |             868              441               426
                                   ---------------  ----------------  | ---------------  ---------------  ----------------
Net (loss)........................    $       (758)     $     (8,778) |    $     (1,822)    $       (994)     $       (862)
                                   ===============  ================  | ===============  ===============  ================

6.   ACCOUNTING STANDARDS.

     In June 1998, the FASB issued SFAS No. 133 ("FAS 133"), "Accounting For Derivative Instruments and Hedging Activities". In July 1999 the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of FAS 133 to no later than January 1, 2001 for the Company's financial statements. FAS 133 requires companies to record derivatives on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in the earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities", an amendment of FAS 133. The Company does not expect to implement FAS 133 before January 1, 2001 and is in the process of assessing the impact of the implementation on the financial statements.

7.   RELATED PARTY TRANSACTIONS

     Pursuant to the Todd Merger, Livewire and Liberty Media entered into a convertible debt facility agreement (the "debt agreement"). The debt agreement provides for aggregate credit commitments of $125 million, drawable at Livewire's option in whole or in part at any time during the 4-year period following June 9, 2000 and maturing on June 9, 2004. The loans under the debt agreement will be unsecured senior subordinated obligations, ranking junior to Livewire's current bank facility. The convertible loans will bear interest at 4% per annum, payable quarterly in arrears in cash, and will be convertible at the option of Liberty Media into shares of Livewire's Class B Common Stock at a conversion price of $13.00 per share.

     The Company filed its own consolidated federal income tax return up to May 31, 2000. Starting June 1, 2000, the Company is included in the consolidated tax return of AT&T pursuant to the terms of a Tax Liability Allocation and Indemnification Agreement to be entered into with its parent, Liberty Media (the "Tax Sharing Agreement"). The Tax Sharing Agreement is now at the final stage of documentation but remains subject to approval by the Company's Board of Directors.

     The income tax provision for the Company is calculated based on a hypothetical tax liability determined as if the Company filed a separate tax return.

     Under the Tax Sharing Agreement, the Company will record a current intercompany tax benefit from Liberty Media in periods when it generates taxable losses and such losses are utilized by Liberty Media to reduce its income tax liability. In periods when the Company generates taxable income, the Company will record current intercompany tax expense. Liberty Media will pay cash to the Company if the Company becomes disaffiliated for any reason from the combined group that files the joint return and when one of the following occurs: a tax refund is received by Liberty Media that is determined to relate to amounts paid by Livewire, or the Company has a tax liability under a separate return and had a net cumulative benefit for net operating losses or credits that were utilized by the Liberty Media Group to the extent of the separate return liability and which would not have expired at the time of the filing of the separate return. Additionally, if the Liberty Media Group does not own 20% of the voting power (loss of control) of Livewire, Liberty Media will pay Livewire an amount equal to the cumulative net tax benefit utilized by the Liberty Media Group which would not have expired at the time of loss of control.

8.   STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     Pursuant to the acquisition of 4MC by Liberty Media each outstanding 4MC stock option was converted into a stock appreciation right ("SARs") at a ratio 0.32258 shares of LMGA stock for each 1.0 share of 4MC stock. Upon the election to exercise, holders of vested SARs have the option of receiving any net cash appreciation of LMGA stock over the exercise price or may exercise into shares of LMGA stock. The accrued expense for SARs recorded by Liberty Media at the acquisition of 4MC was $52.9 million. The accrued expense "pushed down" at June 9, 2000 under the Contribution Agreement between Liberty Media and the Company was $30.8 million. The accrued expense at September 30,2000 is $19.5 million. The condensed consolidated statement of income for the three months ended September 30, 2000 reflects a credit adjustment of $18.4 million due to the decline in the stock price underlying the SARs. The condensed consolidated statement of income for the four months ended September 30, 2000 reflects a credit adjustment of $11.1 million, consisting of a debit adjustment of $7.4 million due to the increase in the underlying stock price as of June 30, 2000 and a credit adjustment of $18.4 million due to the decline in the underlying stock price as of September 30, 2000. Upon delivery of an exercise notice to the Company by a participant in the option plan, the Company forwards such notice to Liberty Media. Liberty Media processes the exercise notice. If the participant has elected a cash settlement for the options, Liberty Media will remit funds equivalent to the difference between the LMGA share price established by a ten day trailing average as of the day prior to the exercise and the exercise price for the participant's options multiplied by the number of shares exercised. If the participant elects to receive LMGA shares directly, the participant will remit to the Company a payment equivalent to the exercise price for the participant's options multiplied by the number of shares exercised. Liberty Media will issue shares directly to the participant equivalent to the number of shares exercised.

     Pursuant to the Todd Merger, each outstanding Todd-AO stock option became fully vested and was converted into a rollover option to purchase 0.5 of a LMGA share and 0.4 of a Todd-AO Class A stock. All of such rollover options automatically expires six months from the acquisition date of June 9, 2000.

     A Stock Option Fulfillment Agreement ("Agreement") was executed between Liberty Media and Livewire as of June 10, 2000 to create a mechanism for Livewire to fulfill its obligations under the rollover options as they pertain to shares of LMGA.

     Pursuant to the Agreement, Livewire purchases LMGA stock on the open market to fulfill the 0.5 LMGA share portion of the options elected for exercise. To fund such purchases, Liberty Media will contribute cash to Livewire equal to (i) the number of LMGA shares delivered pursuant to the rollover option elections TIMES (ii) the average of the high and low price per LMGA share during the day the rollover option is exercised. In consideration for such capital contributions, Livewire issues shares of Livewire's Class B Common Stock in an amount equal to (i) the number of LMGA shares deliverable upon exercise, TIMES (ii) 1.2.

     As of September 30, 2000, 212,700 shares of Livewire Class A shares have been issued for rollover option exercises valued at $3.4 million and 319,000 shares of Livewire Class B shares have been issued to Liberty Media valued at $6.1 million as consideration for payments made to Livewire for the purchase of LMGA stock on the open market. A related receivable due from Liberty Media of $6.1 million has been recorded as of September 30, 2000. A gain on investment of $652,000 has been included in the statement of income based on the decrease in LMGA stock price between the date of option exercises and the date the LMGA shares were purchased by Livewire on the open market.

9.   SUBSEQUENT EVENTS.

     On July 25, 2000 Liberty Media entered into a definitive merger agreement to acquire all of the outstanding capital stock of Video Services Corporation ("VSC"). Immediately following the merger, Liberty Media will contribute all of the capital stock of VSC to the Company.
     For each share of VSC common stock outstanding, shareholders of VSC will receive 0.104 of a share of LMGA Common Stock and $2.75 in cash, in a taxable exchange. An aggregate of approximately 1,400,000 shares of LMGA plus approximately $37 million in cash will be issued to VSC shareholders in the transaction. The merger is subject to the affirmative vote of VSC's stockholders as well as other customary closing conditions. Stockholders of VSC, controlling approximately 72% of the outstanding common stock, have entered into a voting agreement with Liberty Media to vote in favor of the merger agreement and the merger.

     Based on the closing price of LMGA stock on November 8, 2000, the transaction values VSC at approximately $127 million, including the assumption of certain indebtedness. Immediately after Liberty Media acquires VSC pursuant to such merger, Liberty Media will contribute 100% of VSC's outstanding stock to Livewire, subject to Livewire's Board of Directors approval, in exchange for approximately 4,600,000 shares of Livewire's Class B Common Stock. The Company will also assume VSC's existing indebtedness and outstanding options for up to 1,125,000 shares of VSC common stock (which will be converted in the merger to LMGA options). After that transaction, Liberty Media will hold approximately 36,900,000 shares of Livewire's Class B Common Stock, representing approximately 89.4% of the Company's capital stock and approximately 98.8% of its voting power.

     VSC provides engineering, production and distribution services for the video and broadcast industries, nationally and internationally. Generating annual revenues of approximately $100 million, it has ten divisions and over 500 employees, with offices in New York, New Jersey, Florida and California.

     In October 2000, the Company acquired all of the outstanding shares of privately held Visiontext Limited ("Visiontext") for L3.3 million (approximately $4.8 million). Visiontext, located in London, U.K., primarily supplies Digital Versatile Disk ("DVD") multi-lingual subtitling services to clients including the Hollywood film studios and international distributors.

     On October 23, 2000 Livewire announced that it has agreed to acquire from Viacom, Inc. the U.S. and Singapore based operations of Viacom's Group W Network Services business unit ("GWNS") in a transaction valued at approximately $112 million. The purchase price is expected to consist of $95 million in cash and the assumption of approximately $17 million in debt, net of cash acquired. Under the terms of the transaction, Livewire will acquire GWNS' channel origination, studio production and post-production and satellite transmission facilities located in Connecticut, Minnesota and Singapore. The transaction is subject to the receipt of required regulatory approvals and other consents. GWNS provides technical facilities and distribution services for a client base of broadcasters in North America and Asia.

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis provides information concerning our results of operations and financial condition and should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in Part IV of our Annual Report on Form 10-K for the year ended August 31, 1999. The following discussion focuses on material trends, risks and uncertainties affecting our results of operations and financial condition.

     When used in this document, the words "believes," "expects," "anticipates," "intends" and similar expressions are intended to identify forward looking statements. Such statements are subject to a number of known risks and uncertainties. Actual results in the future could differ materially from those described in the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors such as the timing of, and spending on, feature film and television programming production, foreign and domestic television advertising, and foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries. In addition, our failure to maintain relationships with key customers and certain key personnel, more rapid than expected technological obsolescence, and failure to integrate acquired operations in expected time frames could also cause actual results to differ materially from those described in forward looking statements.

     OVERVIEW OF BUSINESS

     We are the world's leading independent provider of technical and creative services to the entertainment industry. We provide audio and video post-production, transmission, library services, Internet hosting, and audio/video distribution services via satellite and fiber for the major television producers, motion picture studios, cable and broadcast networks, advertising agencies, and other entertainment content companies. We also provide interactive television services. Our services integrate and apply a variety of systems and processes to enhance the creation and distribution of entertainment content.

     Livewire is the result of the combination of certain key companies with long standing track records and well respected brand names offering "cradle-to-grave" services. Key companies acquired include Todd-AO, 4MC, SounDelux and other smaller niche players. Livewire is under the direction of a management team, that has extensive experience in running worldwide operations in both traditional and new media Content Preparation (post-production sound and visual effects), Content Management (film, tape, and digital libraries), as well as Content Distribution (freight, fiber, satellite, and Internet) services.

     We believe that EBITDA is an important measure of our financial performance. "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization, excluding gains and losses on asset sales and nonrecurring charges. Our investments in new infrastructure, machine capacity, technology and goodwill arising from our significant acquisition activity have produced a relatively high depreciation and amortization expense and will remain a significant non-cash charge to earnings. EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, is widely used as a measure of cash flow available to pay interest, repay debt, make acquisitions or invest in capital equipment and new technologies. As a result, we intend to report EBITDA as a measure of financial performance. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect that portion of our capital expenditures which may be required to maintain our market share, revenues and leadership position in our industry. Moreover, not all EBITDA will be available to pay interest or repay debt. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

     MATERIAL CHANGES IN FINANCIAL CONDITION

     CREDIT AGREEMENTS

     Under a long-term credit agreement with a number of banks, including Bank of America ("BA"), dated June 30, 1999, amended on September 19, 2000, and expiring on May 31, 2004, we may borrow up to $100 million in revolving loans until May 31, 2002. On that date and thereafter, the revolving loan commitment will reduce incrementally to nil by the expiration of the agreement. Prior to May 31, 2002 we may request an automatic extension of the revolving period of the facility for one year that will also extend the term period and the expiration date of the agreement. In addition to the revolving loans, (but subject to the aggregate maximum credit commitment), we also have the availability of Standby Letters of Credit up to $20 million under the facility. The credit facility provides for borrowings based on the Bank's Reference, CD, and LIBOR rate and includes commitment fees on the unused balance of the facility. Material restrictive covenants and ratios, as defined, include minimum ratios of fixed charge coverage and maximum ratios of leverage, limitations on other indebtedness and minimum levels of net worth. As of September 30, 2000, we are in compliance with the covenants.

     Through September 30, 2000 we have signed three agreements with BA to implement the sale/leaseback of certain equipment. An aggregate of $28.5 million of sound studio and video equipment has been sold and leased back. The agreements, as amended, terminate on December 30, 2000, December 1, 2002 and December 30, 2005. All the agreements provide for interest based on LIBOR rates.

     On June 9, 2000 and in connection with the Todd Merger, we amended our bank credit facility and certain sale/leaseback agreements to allow Robert Naify, Marshall Naify, and Salah M. Hassanein to relinquish their aggregate control of more than 20% of the capital stock and more than 50% of the voting power of the Company to Liberty Media. In connection with the post-merger acquisition of 4MC, we also obtained a written waiver which allowed the exclusion of 4MC's existing indebtedness from certain covenants and restrictions under the credit agreement and confirmed the existing indebtedness of 4MC as non-recourse to the Company and its subsidiaries.

     The 4MC financing agreement, entered into on February 27, 1998, represents $200 million in credit facilities from a group of banks, including Canadian Imperial Bank of Commerce ("CIBC"). The facilities include two $75 million term loans ("Term A" and "Term B") and a $50 million revolver ("Revolver"). Both Term A and the Revolver mature on January 31, 2004 and are reduced by quarterly amounts beginning April 30, 2000 as specified in the financing agreement. Term A and the Revolver bear interest at LIBOR plus a margin ranging from 1.5% to 2.5%, based upon leverage ratios. In addition, a commitment fee of 0.50% is imposed on the unused portions of the Term A and Revolver loans. Term B matures July 31, 2004 and is reduced quarterly beginning April 30, 1998. Term B bears interest at LIBOR plus a margin ranging from 1.75% to 2.75% based on leverage ratios. Borrowings under the agreement are collateralized by substantially all of the assets of 4MC. The agreement contains certain restrictive covenants and ratios, as defined, including minimum amounts of operating cash flow, limitations on capital expenditures, minimum ratios of interest coverage and fixed charge coverage, and maximum ratios of leverage.

     In May 2000, 4MC entered into an additional $75 million credit facility with CIBC primarily to fund the Virgin acquisition ("Virgin Facility").

     In addition to the bank facilities, Livewire has a convertible debt facility with Liberty Media as described in note 7 to the accompanying financial statements. Under the debt agreement Livewire can draw up to $125 million in whole or in part until the expiration date of June 9, 2004. The loans bear interest at 4% per annum, payable quarterly in arrears in cash, and are convertible at the option of Liberty Media into shares of Livewire Class B Common Stock at a conversion price of $13.00 per share.

     The credit facilities are available for general corporate purposes, capital expenditures and acquisitions. Management believes that funds generated from operations, proceeds from the sale/leaseback agreements and the borrowings available under the credit facilities will be sufficient to meet the needs of the Company for the immediate future.

     We have used the BA credit facility principally for capital expenditures and to fund acquisitions. The CIBC credit facility was used to refinance debt outstanding at its inception, to fund acquisitions, capital expenditures and other working capital requirements.

     As of September 30, 2000, we had $79.4 million outstanding under the BA credit facility and $254.0 million outstanding under the CIBC credit facility. The CIBC outstanding debt at September 30, 2000 consists of $67.5 million and $45.0 million under Term A and Revolver, respectively, and $73.1 million under Term B. We have $68.4 million outstanding under the Virgin Facility term loan. We have no outstanding debt under the Liberty Media convertible debt facility.

     We exercised an option to purchase for $5.7 million the equipment currently being leased under the sale/leaseback transaction maturing in December 2000. The purchase will be funded by borrowings under credit facilities.

     CAPITAL EXPENDITURES

     We expect capital expenditures of approximately $85 million for our facilities in the next twelve months. These capital expenditures will be financed by internally generated funds and borrowings under credit facilities.

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISKS
     In January 1998 the Company entered into a three-year interest rate swap agreement for a notional amount of $10 million to hedge the impact of fluctuations in interest rates on its floating rate credit facility. Under the agreement, we are obligated to pay 5.65% in exchange for receiving three-month LIBOR on the notional amount. Settlements are quarterly and the contract expires in March 2001.

     Prior to the acquisition and merger, 4MC entered into an interest rate swap agreement with a bank that fixed the interest rate on $75 million of the credit facilities debt at 5.74% plus 4MC's margin under the credit agreement. The swap agreement terminates in 2001, but is subject to extension through 2004 at the bank's option.

     FOREIGN EXCHANGE RATE RISKS
     We do not, at present, have a policy for managing foreign exchange rate risk beyond the utilization of local currency borrowings to fund foreign acquisitions whenever possible.

     Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transactions gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. Fluctuations in the exchange rate therefore will affect our consolidated balance sheets and income statements. Until the current year, the British pound and the Singapore dollar have been stable relative to the United States dollar. However, during the nine months ended September 30, 2000, the British pound lost approximately 9.6% and the Singapore dollar lost approximately 4.6% of their value relative to the US dollar.

     MATERIAL CHANGES IN RESULTS OF OPERATIONS

     In the following analysis and discussion, Livewire's operations are compared with reference to the segments as described in note 5 to the accompanying financial statements as well as to the combination of key companies acquired through merger and acquisitions.

     The operations of Livewire prior to the acquisition and merger in June 2000 are referred to as the operations of Todd-AO (the former name of Livewire prior to the acquisition) for the purpose of these analysis and discussion and include only a portion of the Sound Division and a very small proportion of the Entertainment and Commercial Television Divisions of our Content Preparation operating segment and a small portion of our Content Management segment. In addition, Todd-AO operations include a portion of the European operating segment.

     The nine months ended September 30, 2000 represents the operations of Todd-AO prior to the acquisition and merger for the five months ended May 31, 2000 and the combined operations of Livewire for the four months ended September 30, 2000. The nine months and three months ended August 31, 1999 represent only the operations of Todd-AO.

     In order to provide a meaningful basis for comparing the nine months ended September 30, 2000 and 1999, and for the purpose of the following discussion, the operating results of Livewire for the four month ended September 30, 2000 have been combined with the operating results of Todd-AO for the five months ended May 31, 2000, and the resulting nine-month operating results are compared to the operating results of Todd-AO for the nine months ended August 31, 1999. The operating results are not comparable between the nine month periods as the five months ended May 31, 2000 and the nine months ended August 31, 1999 do not include the effects of purchase accounting adjustments related to the Todd Merger, and the subsequent period representing the four months ended September 30, 2000 does include the effects of the purchase accounting adjustments related to the Todd Merger.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1999

     Revenues increased $96.0 million or 113.5% from $84.6 million to $180.6 million. Increases in Content Preparation ($55.2 million), Content Management ($12.5 million), Content Distribution ($10.5 million) and Europe Operations ($28.1 million) were primarily the result of the merger and post merger acquisitions of 4MC ($76.9 million), SounDelux ($5.3 million), Triumph ($3.1 million) and Soho ($3.3 million) which totaled $88.6 million of the increase. In addition, Sound One, acquired by Todd-AO in June 1999 was responsible for an increase in revenue of approximately $6.4 million.

     Operating costs and other expenses increased $87.0 million or 119.8% from $72.6 million to $159.7 million. Increases in Content Preparation ($52.6 million), Content Management ($11.5 million), Content Distribution ($9.4 million), Europe Operations ($18.0 million) and a decrease in Other Corporate costs ($3.5 million) were primarily the result of the acquisitions described above. In connection with the acquisition of 4MC, Liberty Media SARs were recorded by the Company. Due to a net decline in the underlying stock price of Liberty Media, a credit adjustment of $11.1 million is reflected in Other Corporate costs for the period.

     As a result of the above, EBITDA, as defined by the Company, increased $20.0 million or 167.7% from $11.9 million to $32.0 million for the newly combined Livewire.

     Depreciation and amortization increased $22.3 million or 236.1% primarily due to the equipment and goodwill acquired with respect to the acquisitions and to the increase in goodwill (approximately $64.7 million) as a result of the purchase accounting adjustments made in connection with the Todd Merger.

     Interest expense increased $8.8 million or 320.8% primarily due to financing for the acquisitions and the debts assumed in the acquisitions.

     Other expense decreased $898,000 primarily due to a loss on equipment lease commitments ($788,000) recorded by Todd-AO in August 1999.

     Income before taxes decreased $10.1 million from a loss of $1.3 million to a loss of $11.4 million primarily as a result of the increases in depreciation, goodwill amortization and interest costs incurred with the merger and acquisitions.

     As a result of the above, net loss increased $8.9 million from $862,000 to $9.8 million.

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1999

     Revenues increased $72.4 million or 257.6% from $28.1 million to $100.4 million. Increases in Content Preparation ($38.5 million), Content Management ($9.5 million), Content Distribution ($8.6 million) and Europe Operations ($15.7 million) were primarily the result of the merger and post merger acquisitions of 4MC ($60.2 million), SounDelux ($5.3 million), Triumph ($3.1 million) and Soho ($3.3 million) which totaled $71.9 million of the increase.

     Operating costs and other expenses increased $65.9 million or 269.3% from $24.5 million to $90.3 million. Increases in Content Preparation ($38.1 million), Content Management ($8.2 million), Content Distribution ($8.3 million), Europe Operations ($14.9 million) and a decrease in Other Corporate costs ($13.7 million) were primarily the result of the acquisitions described above. In connection with the acquisition of 4MC, Liberty Media SARs were recorded by the Company. Due to a decline in the underlying stock price of Liberty Media, a credit adjustment of $18.4 million is reflected in Other Corporate costs for the period.

     As a result of the above, EBITDA, as defined by the Company, increased $24.9 million or 687.1% from $3.6 million to $28.5 million for the newly combined Livewire.

     Depreciation and amortization increased $16.5 million or 532.6% primarily due to the equipment and goodwill acquired with respect to the acquisitions and to the increase in goodwill (approximately $64.7 million) as a result of the purchase accounting adjustments made in connection with the Todd Merger.

     Interest expense increased $6.1 million or 543.8% primarily due to financing for the acquisitions and the debts assumed in the acquisitions.

     Other expense decreased $3.1 million primarily due to a loss on equipment lease commitments ($788,000), employment severence costs ($612,000), bad debt provisions ($260,000) and a provision for post retirement benefits in Todd-AO Filmatic ($370,000) recorded by Todd-AO in 1999 and a gain on investments ($650,000) recorded in the current period.

     Income before taxes increased $5.4 million from a loss of $2.7 million to income of $2.7 million primarily as a result of the mergers and acquisitions described above.

     As a result of the above, operating results improved by $1.1 million from a net loss of $1.8 million to a net loss of $758,000.

     MATERIAL CHANGES IN CASH FLOWS

     For the nine months ended September 30, 2000, the Company generated $16,532 in cash from operating activities compared to $11,115 in 1999. A net loss of $9,772 adjusted for depreciation and amortization of $31,994 and for a decrease in SARs compensation provisions of $11,088 provided cash of $11,134 in 2000 compared to $8,564 in 1999 without SARs compensation provisions. Trade receivables remained flat in 2000 compared to an increase of $5,363 in 1999. Accounts payable and accrued expenses remained relatively flat in both years. Cash provided by operations was utilized primarily to fund capital expenditures in 2000 and to fund trade receivables and capital expenditures in 1999.

     Net borrowings from the Company's credit facilities and Liberty Media of $45,025 supplemented by cash generated from the exercise of stock options of $4,201 and cash acquired in the 4MC contribution of $14,066 were used to acquire Triumph and Soho and to reinvest in capital assets of the Company in 2000. Net borrowings from the Company's credit facility of $12,487 supplemented by cash generated from the exercise of stock options of $1,099 and cash acquired through the sale/leaseback of certain equipment in the amount of $8,809 were used to acquire Sound One and to reinvest in capital assets of the Company in 1999.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     We are involved in litigation and similar claims incidental to the conduct of our business. None of the pending actions is likely to have a material adverse impact on our financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a).  (1)  A report on Form 8-K was filed on June 9, 2000 disclosing an announcement by Todd-AO Corporation and Liberty Media Group regarding changes in a previously announced transaction with SoundDelux Entertainment Group, Inc.
          (2) A report on Form 8-K was filed on June 13, 2000 disclosing a change in control of Registrant, an announcement that Todd-AO Corporation had changed its name to Liberty Livewire Corporation, the completion of its previously announced transaction with Liberty Media Group and the acquisition of 100% of the capital stock of Four Media Company by Liberty Media Corporation.
          (3) A report on Form 8-K was filed on August 3, 2000 disclosing the acquisition by Liberty Livewire Corporation from Liberty Media Corporation of 100% of the capital stock of Four Media Company.
          (4) A report on Form 8-K was filed on August 9, 2000 disclosing the acquisition of certain assets and liabilities of SounDelux Entertainment Group of Delaware, Inc. by Liberty Livewire Corporation from Liberty Media Corporation.
          (5) A report on Form 8-K was filed on August 17, 2000 disclosing the change of Liberty Livewire's Fiscal year end from August
               31 to December 31.
          (6)  Exhibit 27 Financial Data Schedule.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LIBERTY LIVEWIRE CORPORATION



  November 13, 2000                             /s/  JEFFERY J. MARCKETTA
----------------------                   ---------------------------------------
          Date                                       Jeffery J. Marcketta
                                                     Chief Financial Officer