Form 10-K
period 2000-12-31
LIBERTY LIVEWIRE CORP
filed 2001-04-02
CIK 61442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended DECEMBER 31, 2000

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from                    to

Commission file number: 0-1461

                          LIBERTY LIVEWIRE CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         13-1679856
(State or other jurisdiction                (I.R.S. Employer Identification No.)
    of incorporation)

          520 BROADWAY, SANTA MONICA, CA                    90401
      (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (310) 434-7000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      TITLE OF EACH CLASS
                     COMMON STOCK, CLASS A,
                       $ .01 PAR VALUE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates at March 25, 2001 was approximately $30,000,000.

The number of shares of common stock outstanding at March 25, 2001 was:
5,384,506 Class A Shares and 31,612,716 Class B Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

LIBERTY LIVEWIRE CORPORATION
- --------------------------------------------------------------------------------
Annual Report on Form 10-K
December 31, 2000



TABLE OF CONTENTS
- --------------------------------------------------------------------------------
                                                                               Page
 Part I

             Item 1  -Business                                                   2
             Item 2  -Properties                                                14
             Item 3  -Legal Proceedings                                         15
             Item 4  -Submission of Matters to a Vote of
                      Security Holders                                          15

Part II

             Item 5  -Market for the Registrant's Common
                      Stock and Related Stockholder Matters                     16
             Item 6  -Selected Financial Data                                   18
             Item 7  -Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                                     19
             Item 8  -Financial Statements and
                      Supplementary Data                                        24
             Item 9  -Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure                                      24

Part III

             Item 10 - Directors and Executive Officers
                      of the Registrant                                         25
             Item 11 -Executive Compensation                                    27
             Item 12 -Security Ownership of Certain
                      Beneficial Owners and Management                          27
             Item 13 -Certain Relationships and Related
                      Transactions                                              27

Part IV

             Item 14 -Exhibits, Financial Statement Schedule
                      and Reports on Form 8-K                                   28

                      Signatures                                                29
                      Exhibit Index                                             30

                      Index to Financial Statements
                      and Schedule                                              33



                                     PART I

ITEM 1.  BUSINESS
          (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

CHANGE IN CONTROL

On June 9, 2000, the stockholders of the registrant, then known as "The Todd-AO Corporation" ("Todd-AO"), approved a series of transactions including:

     o    a reclassification of the existing common stock of the registrant,
     o the merger of the registrant and B-Group Merger Corp., with the registrant surviving, and related merger proposals (collectively, the "Todd Merger"),
     o certain post-merger business combinations set forth in an Agreement between the registrant and Liberty Media Corporation, dated as of February 11, 2000, and
     o the change of the registrant's name to Liberty Livewire Corporation ("Livewire" or the "Company").

The Todd Merger and related transactions were provided for in an Agreement and Plan of Merger dated December 10, 1999, as amended March 6, 2000, among the registrant, Liberty Media Corporation, B-Group Merger Corp. and AT&T Corp. (the "Todd Merger Agreement").

Through the Todd Merger and related reclassification, which occurred simultaneously, each issued and outstanding share of Common Stock of the registrant ("Old Common Stock") was converted into the right to receive 0.4 of a share of the Company's new Class A Common Stock ("Class A Common Stock") and 0.5 of a share of AT&T Corp.'s Class A Liberty Media Group tracking stock. As a result, Liberty Media acquired 60% of the outstanding equity (representing approximately 94% of the voting power) of Todd-AO.

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

OVERVIEW AND GENERAL DEVELOPMENT OF BUSINESS

Livewire was incorporated in Delaware in 1952.

Livewire is the world's leading independent provider of technical and creative services to the entertainment industry. We provide audio and video post-production, transmission, library services, Internet hosting, and audio/video distribution services via satellite and fiber for the major television producers, motion picture studios, cable and broadcast networks, advertising agencies, and other entertainment content companies. We also provide interactive television services. Our services integrate and apply a variety of systems and processes to enhance the creation and distribution of entertainment content.

Livewire is the result of the combination of certain key companies with long standing track records and respected brand names offering "cradle-to-grave" services. Livewire is under the direction of a management team that has extensive experience in running worldwide operations in both traditional and new media Content Preparation (post-production sound and visual effects), Content Management (film, tape, and digital libraries), as well as Content Distribution (freight, fiber, satellite, and Internet) services.

Equipped with the latest technologies and staffed with talented professionals and artists, the Company offers film and television producers, directors and studios, as well as television advertisers effective solutions to their creative needs. The Company's technology outsourcing solutions offer clients low operating costs, improved response time and reliability, access to new technology and high standards of quality recognized by the international technical community.

The Company was created through the following transactions:

On April 7, 2000, Liberty Media acquired 100% of Four Media Company's ("4MC") issued and outstanding common stock.

On June 9, 2000, Liberty Media acquired 60% of the outstanding equity (representing approximately 94% of the voting power) of the registrant through the Todd Merger, a stock transaction valued at $109 million. On the same day, Liberty Media contributed all of the issued and outstanding shares of 4MC to Livewire in exchange for Livewire Class B Common Stock valued at $279.7 million.

In July 2000, Liberty Media acquired certain assets of SounDelux Entertainment Group of Delaware, Inc. ("SounDelux") through a single-member limited liability company for $90 million in cash. Liberty Media then contributed ownership of the LLC to Livewire in exchange for new Livewire Class B Common Stock valued at $90 million. The registrant's Class B Common Stock and Class A Common Stock are identical, except that the Class B Common Stock has ten votes per share and is convertible into Class A Common Stock at any time at the option of the holder.

In July 2000, Livewire acquired privately held Triumph Communications Group ("Triumph") in a combined cash and stock transaction valued at $50.3 million.

In August 2000, Livewire acquired all of the outstanding shares of Soho Group Limited ("Soho") through a wholly owned subsidiary for approximately $27.2 million in cash and assumed debt.

In October 2000 Livewire acquired all of the outstanding shares of Visiontext Limited ("Visiontext") for (pound)3.7 million ($5.4 million) in cash.

On July 25, 2000, Liberty, Livewire, AT&T and a wholly owned subsidiary of AT&T signed a merger agreement with Video Services Corporation ("VSC") to acquire all of the outstanding capital stock of VSC in a cash and stock transaction valued at approximately $110 million. On December 22, 2000, in accordance with that agreement, AT&T acquired and immediately transferred to Liberty, 100% of the outstanding capital stock of VSC.

On December 22, 2000, pursuant to a Contribution Agreement, Liberty contributed to Livewire 100% of the outstanding capital stock of VSC. Livewire financed the contribution and acquisition of VSC with a convertible note in the principal amount of approximately $93 million issued under a First Amended and Restated Credit Agreement with Liberty (the "Liberty Subordinated Credit Agreement") and with funds provided by Livewire's institutional lenders.

On February 1, 2001, Livewire acquired substantially all the assets of the business unit known as "Group W Network Services" ("GWNS") from Viacom, Inc. and certain affiliates of Viacom, for $116.5 million in cash and assumed debt, subject to a post-closing working capital adjustment. Livewire financed the acquisition of Group W Network Services primarily with a convertible loan under the Liberty Subordinated Credit Agreement and borrowings from Livewire's institutional lenders.

Please see part II, item 5, of this report for a description of the convertible notes issued under the Liberty Subordinated Credit Agreement.

BUSINESS SEGMENTS

Livewire's facilities and operating companies are generally grouped by function into one of the Company's three principal business segments: Content Preparation, Content Management, and Content Distribution. This delineation allows each operation to focus on its particular client base, while maximizing business synergies, client relationships and cross-selling opportunities.

Please see the financial statements included in this report for certain summary financial information regarding the Company broken down by business segment and geographical (U.S./non-U.S.) area.

CONTENT PREPARATION SEGMENT

The Audio Services, Entertainment Television and Commercial Television Divisions provide the technical and creative services that are necessary to conform original film or video principal photography into a final product suitable for the public, or traditional "post-production" services. These services principally include creating music and sound effects, and visual effects. The Company utilizes state-of-the-art facilities and equipment to digitally create or manipulate sounds and images in high-resolution formats for integration into feature films and television commercials.

AUDIO SERVICES DIVISION

Livewire is the leading independent provider of sound services to the industry for theatrical feature films, television series, television specials, movies-of-the-week, trailers, commercials and new media. Facilities are located in Los Angeles, New York, Atlanta, London and Spain.

Livewire's services begin with sound design and full-service music supervision: script breakdown and budgeting, music pre-recording, music acquisition and clearance, on-camera music supervision, overseas recording, score production and song placement. Feature film and television producers utilize Livewire's state-of-the-art studio facilities and highly skilled, award winning sound engineers for music recording, sound editing and enhancement, mixing of music, sound effects, and dialogue and narration. A number of ancillary services derive from these core activities, including sound effects editing, film-to-tape and tape-to-tape transfers and duplication, automated dialogue replacement, live recorded sound effects, equipment rental, edit room rental and sale of film and tape stock.

The major Livewire brand names for Audio Services are Todd-AO and SounDelux. The Todd-AO Studios brand name has contributed to the artistry and success of many significant film and television projects. Nineteen films mixed at the Todd-AO Studios have won Academy Awards-Registered Trademark- and television projects have won 21 Emmys. Livewire's staff has also been the recipient of numerous technical awards from both the Motion Picture and Television Academies.

Todd-AO Studios consists of 23 re-recording stages (many of which accommodate both film and videotape formats), 11 ADR/Foley recording stages, a full complement of digital sound editorial suites and a state-of-the-art music scoring stage. Support services include complete film and tape transfer rooms, an audio/video layback suite, fiber optic tie lines to transmit and receive audio and video signals worldwide, music prelay services, editorial rental rooms and production offices.

The SounDelux Hollywood brand name has been among those at the forefront of the motion picture sound design and sound editing industry for over 17 years. Operations include sound mixing and sound editing services, music editing, temp scoring for feature films and music supervision, studio facilities with 5 feature film dubbing studios, one large scoring studio and various other smaller mixing stages.

In additional facilities in Burbank and Santa Monica, California, Livewire edits and creates sound effects, assists in replacing dialog and re-records all the audio elements for integration with film and video elements. Dialog replacement is sometimes required to improve quality, replace lost dialog or eliminate extraneous noise from the original recording. Re-recording combines sound effects, dialog, music and laughter or applause to complete the final product. In addition, the re-recording process enhances the listening experience by adding specialized sound treatments, such as stereo, Dolby-Registered Trademark- SR-Registered Trademark- and Surroundsound-Registered Trademark-. Livewire's Burbank facility has four studios devoted to situation comedies and one-hour dramas. The Burbank facility also has two theater-sized re-recording stages targeted to the feature film and made-for-television movie markets. The Santa Monica facility has eleven studios, which primarily serve the sound needs of commercial advertising, music videos and certain home video applications.

ENTERTAINMENT TELEVISION & COMMERCIAL TELEVISION DIVISIONS

Livewire provides producers of original television programming and television commercials with technical and creative services that are necessary to conform original film or video principal photography into a final product suitable for airing on television. These services include developing negatives, creating music and sound effects; and creating visual effects. The Company's film and animation unit provides creators of special visual effects with services required to digitally create or manipulate images in high-resolution formats for integration in feature films and television commercials. Principal video services include film-to-video transfer ("telecine"), mastering and duplication of professional videotape formats, film processing, videotape editing, audio post production, visual effects and graphics, broadcast standards conversion, closed caption/subtitling, product evaluation-quality assurance and vaulting/storage.

The Entertainment Television Division includes the major brand names of Encore, Hollywood Digital, RIOT (a hybrid facility serving special commercial projects and select feature films) and Digital Symphony (which will continue as Livewire's editorial equipment rental business) and is located in Hollywood, Burbank and Santa Monica.

Major Livewire brand names in the Commercial Television Division include Co3, FilmCore, Method, 525, Manhattan Transfer, and Hollywood Digital West with locations in Santa Monica, New York City and San Francisco.

DESCRIPTION OF SERVICES

NEGATIVE DEVELOPING: Because of the creative freedom, high-resolution image quality and flexibility attained by working with film, the majority of prime time network and first run syndicated television programming originates on film. The camera original negative shot during each production day, called "dailies," for a one-hour drama, situation comedy or movie-of-the-week are delivered to Livewire's film laboratory for overnight development. Livewire's film laboratory specializes in negative developing for television applications.

TRANSFER AND DIGITAL FORMATTING SERVICES: Livewire accepts developed negatives from a laboratory and transfers the film to videotape. The transfer process enables the customer to view a videotape of the previous day's work and begin the creative process of editing. The transfer process is technically challenging, and is used to integrate various forms of audio and encode with feet and frame numbers from the original film. The Company also converts film into various digital formats suitable for distribution through multiple mediums including Digital Versatile Disk (DVD). Livewire believes its state-of-the-art technology and highly skilled talent allows the Company to produce the highest quality results attainable in the industry today.

OFF-LINE EDITING: Livewire delivers low-resolution digital images to the customer for processing by various non-linear editing workstations. Using the Company's systems, the customer determines a program's content and creates an edit decision list, which will eventually be used to assemble the source material into a final product suitable for broadcast. Livewire provides and fully supports such editing with personnel and equipment that customers can use either within the Company's facilities or at a designated location. In addition, Livewire is currently enlarging the Company's communications infrastructure to provide digital images directly from the film-to-tape transfer process to a workstation via dedicated data lines.

VISUAL EFFECTS: Visual effects are used to enhance the viewing audience's entertainment experience by supplementing images obtained in principal photography with computer-generated imagery. Visual effects are typically used to create images that cannot be created by any other cost effective means. Livewire unit Riot, located in Santa Monica, specializes in creating visual effects for television. Livewire generates bends, warps, morphs and 3D shapes as well as other visual effects for customers. The Company also offers an array of graphics and animation workstations using a variety of software to accomplish unique effects, including 3D animation. Livewire is a leader in providing visual effects for the television industry as evidenced by the Company's involvement in numerous award winning series.

ASSEMBLY, FORMATTING AND DUPLICATION: Livewire implements clients' creative decisions, including decisions regarding the integration of sound and visual effects, to assemble the source material into its final form. Livewire's assembly systems are among the most technologically advanced in the industry. In addition, the Company uses sophisticated computer graphics equipment to generate titles and character imagery and to format a given program to meet specific network requirements, including time compression and commercial breaks. Finally, the Company creates multiple master videotapes for delivery to the network for broadcast, archival and other purposes designated by the customer.

FEATURE FILM SPECIAL VISUAL EFFECTS AND ANIMATION SERVICES: Livewire's film and animation department offers a broad range of facilities and technical and creative services to creators of special visual effects and animation sequences for feature films. Livewire bundles film and animation services to lower the effective cost of certain visual effects, improve response time and consistency of results, and to provide customers access to new technology. Clients include most of the major studios as well as independent visual effects supervisors contracted by producers of feature films. The Company provides services necessary to digitally create or manipulate images in high-resolution formats for integration into feature films. These services include Pre-Production and Principal Photography Consulting, Effect Design and Creation, Film Scanning and Recording, and Color Correction, Negative Developing and Printing.

PRE-PRODUCTION AND PRINCIPAL PHOTOGRAPHY CONSULTING: Using a script provided by the production company, Livewire provides a written outline for implementing the effects, a time frame and a preliminary effects budget. The Company makes recommendations on how best to realize each visual effect, taking into consideration the complexity of the desired effect, the production schedule and budget. Even projects that would not normally be considered a special effects feature will make use of digital techniques to create sets, backgrounds, lighting, crowds and similar imagery. Livewire creates a storyboard as a basis for understanding which elements will be shot and by whom prior to principal photography. The Company also provides visual effects supervisors to assist in principal photography that will later be incorporated in a digital effect. Livewire will also assemble a film crew to shoot elements that are necessary to properly integrate a visual effect into a particular scene.

EFFECT DESIGN AND CREATION: In order to reduce costs and meet shorter release schedules, studios are limiting the amount of time available for the effect creation process from twelve to four months. This acceleration is often at odds with the responsibility of the visual effects supervisor to evaluate different alternatives before making a final selection. In order to minimize costs, Livewire first designs effects in low (i.e., video) resolution. Once the design is approved, the Company creates visual effects in high (i.e., film) resolution using powerful computers, provided by Quantel and SGI-Registered Trademark-. Quantel products are used for high-speed digital image creation, animation, compositing, retouching, rotoscoping, and motion and color correction. SGI-Registered Trademark- computers use a variety of software packages to create elaborate digital effects.

FILM SCANNING AND RECORDING: Scanning is the process of digitally formatting principal photography so that images can be created or manipulated in a digital workstation. Livewire digitally formats film on a film scanner and transfers the digital information to a central file server where it can be accessed by any of the Company's workstations. Once the effect is completed and approved by the visual effects supervisor, a technician downloads the digital information to a digital film recorder, which records the digital information on film. The completed conversion can then be assembled with the film negative.

COLOR CORRECTION, NEGATIVE DEVELOPING AND PRINTING: Livewire's film laboratory is utilized to process and print the visual effect segments for viewing in film resolution. In preparing the final cut, it is often difficult to integrate the effect seamlessly with the principal photography on a timely or cost efficient basis. The Company's film laboratory offers a proprietary color correction process designed to give the visual effects supervisor more control over the integration of the digitally created images with the principal photography. Livewire believes that the Company has the only visual effects operation incorporating this film laboratory quality control feature.

CONTENT MANAGEMENT SEGMENT

The Library Services Division provides the formatting, archiving, storage and maintenance of master copies of original film and videotape in state-of-the-art facilities. These facilities offer a high level of security, as well as a climate-controlled environment, in order to preserve the value and integrity of original elements and working masters. In addition, this segment restores damaged content, transfers / converts film to video (and vice versa), provides audio layback and standards conversion, and professional duplication. Finally, the segment facilitates the worldwide distribution of the content in formats ranging from HDTV to streaming media.

Livewire's facilities for restoring and preserving damaged content, archiving, and film laboratories are located in Burbank and London. The Company's primary DVD mastering operations are in Santa Monica, Hollywood, Paris and London.

DESCRIPTION OF SERVICES

STORAGE OF ORIGINAL ELEMENTS AND WORKING MASTERS: The storage and handling of videotape and film elements requires specialized security and environmental control procedures. Throughout the entertainment industry, it is believed that content representing millions of dollars of future revenue is stored in physically small units that are subject to the risk of loss resulting from physical deterioration, natural disaster, unauthorized duplication or theft. Livewire's archive is designed to store approximately 500,000 master videotapes and film elements in an environment protected from temperature and humidity variation, seismic disturbance, fire, theft and other external events. In addition to the physical security of the archive, content owners require frequent and regular access to their libraries. Speed and accuracy of access is a critical value added factor. Livewire is the leading independent archive provider and believes it is the most advanced with respect to security, environmental control and access features.

RESTORATION OF DAMAGED CONTENT: Substantially all film elements originating prior to 1983 have faded, degraded or have been damaged. Damaged film negative must be restored because sub-masters produced from damaged film will generally not meet the minimum quality standards required in domestic and foreign broadcast markets. Livewire's technicians restore damaged film negative to original and sometimes enhanced quality through the use of proprietary optical and electronic equipment and techniques. Livewire is well recognized for the ability to complete technically challenging restoration assignments.

PRESERVATION OF EXISTING FILM: In order to protect film assets from degradation, older film is frequently converted to new archival film stock. Modern film stock is the preferred archival medium because it has the highest image resolution of any image storage medium and a shelf life that exceeds 100 years. Using a proprietary process, Livewire takes the original or restored film negative and creates a new negative. Due to technical and operational advances in the Company's proprietary preservation process, Livewire is a leader in the preservation of existing film content.

TRANSFERRING FILM TO VIDEO: Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets. This requires film images to be transferred to a video format. Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. Because certain film formats require transfers with special characteristics, it is not unusual for a motion picture to be mastered in many different versions. Technological developments, such as the domestic introduction of television sets with a 16 x 9 aspect ratio and the implementation of advanced and high definition digital television systems for terrestrial and satellite broadcasting, should contribute to the growth of the Company's film transfer business.

CONVERTING VIDEOTAPE TO FILM: Production companies may choose to originate their work on videotape even though the ultimate market is a theatrical release on film. Livewire has developed a process called Transform-Registered Trademark- which converts videotape to film. Transform-Registered Trademark-uses advanced electronic systems to transform video pictures from all current broadcast standards to 16mm or 35mm film. The Transform-Registered Trademark-process is used for theatrical advertising commercials, studio promotions and trailers, as well as theatrical length presentations including feature films, concerts and special events.

AUDIO LAYBACK AND STANDARDS CONVERSION: Audio layback is the process of creating duplicate videotape masters with sound tracks that are different from the original recorded master sound track. Content owners selling their assets in foreign markets require the replacement of dialog with voices speaking local languages. In some cases, all of the audio elements, including dialog, sound effects, music and laughs, must be recreated, remixed and synchronized with the original videotape. Audio sources are premixed foreign language tracks or tracks that contain music and effects only. The latter is used to make a final videotape product that will be sent to a foreign country to permit addition of a foreign dialogue track to the existing music and effects track. Livewire attracts audio layback business by offering optimum sound quality and synchronization of audio to picture. Standards conversion is the process of changing the frame rate of a video signal from one video standard, such as the United States standard (NTSC), to another, such as a European standard (PAL or SECAM). Livewire uses advanced technologies to provide the highest quality conversion services available.

PROFESSIONAL DUPLICATION: Professional duplication is the process of creating sub-masters for distribution to professional end users. Master tapes are used to make sub-masters in seven domestic and international broadcast standards as well as up to 22 different tape formats. In addition, videotape content is copied for use in intermediate processes, such as editing, on-air backup and screening, and for final delivery to cable and pay-per-view programmers, broadcast networks, television stations, airlines, home video duplicators and foreign distributors. Livewire's duplication facility is technically advanced and has unique characteristics that significantly increase equipment capacity utilization while reducing error rates and labor cost.

CONTENT DISTRIBUTION SERVICES SEGMENT

The Broadcast Services Division provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via freight, fiber, satellite and the Internet to viewers in North America, Europe and Asia. These services principally include production, on-air promotion, language translation, assembly, origination and distribution, fiber transport, uplink and satellite transponder services, and video equipment rentals.

Key services include providing production support and facilities for the timely creation of original programming such as hosted and news segments and live shows, providing language translation and subtitling, all the way to assembling programming provided by the customer into a 24 hour "network" format. In addition, the broadcast and syndication division provides facilities and services for the delivery of syndicated television programming in the United States and Canada and also transmits special events, sports or news segments for insertion in third party networks. Under the Triumph name, the Company has operations in New York that provide the majority of DirecTV's local station backhaul service and numerous customers with MPEG2 compressed satellite channels and fiber connectivity ranging from 1.5 Mbps (T1) to full 45 Mbps (DS3) circuits.

Livewire has major satellite facilities in Singapore, Los Angeles, Burbank, New York, New Jersey, Stamford, Connecticut, and London and major Internet hosting facilities in New York and Redwood City, California, as well as point-of-presence facilities in the top forty US markets.

DESCRIPTION OF SERVICES

PRODUCTION: Timely broadcast programming, such as live shows and news, requires immediate and precise coordination of on-camera talent, the script, pre-recorded videotape and graphics materials, and the broadcast schedule. Livewire operates a state-of-the-art production studio in Stamford and Singapore with cameras, production and audio control rooms, videotape playback and record, multi-language prompter, computerized lighting, and dressing and makeup rooms. The Company's Singapore facility also offers a small field crew and live-to-satellite interview and teleconference services.

ON-AIR PROMOTION: On-screen marketing and broadcast continuity depend on on-air promotional material to support the channel's brand identity and programming. Livewire works with the client's writers and producers to offer a complete on-air promotion service, including graphics, editing, voice-over record, sound effects editing, sound mixing and music composition.

LANGUAGE TRANSLATION: Programming designed for distribution in markets other than those for which it was originally produced is prepared for export through language translation and either subtitling or voice dubbing. The Company provides dubbed language versioning with an audio layback and conform service that supports various audio and videotape formats to create original international language-specific master videotape. Livewire's Burbank facility also creates music and effects tracks from programming shot before an audience to prepare television sitcoms for dialog record and international distribution. The Company's Singapore facility supports translation, and a complete on-screen and closed-caption subtitling facility.

ASSEMBLY: Livewire provides programming to most United States broadcast television stations through daily satellite feeds and tape shipments. Prior to broadcast, all material is quality control checked and may be pre-complied into final broadcast form prior to on-air playback. Pre-compilation is performed in Livewire's editing facilities, often using proprietary systems and software which permit the efficient assembly of high production value visual effects. The Company also prepares syndicated programming for distribution with commercials and similar elements that it inserts prior to distribution. The Company uses control procedures to ensure on-air reliability. Livewire maintains a variety of movie and shows formatting and time compression services, which are used to prepare programming for distribution. The Company performs commercial, promotional, billboard, warning, logo and other integration, as well as closed captioning for the hearing impaired and source identification encoding. The

Company also provides to programmers the following: traffic support; affiliate relations and station coordination; library storage of broadcast master tapes; and a syndication program library and recycled videotape inventory.

ORIGINATION AND DISTRIBUTION: Livewire provides videotape playback and origination to cable, pay-per-view and direct-to-home networks. The Company accepts daily program schedules, programs, promos and advertising, and delivers 24 hours of seamless daily programming to cable affiliates and home satellite subscribers. Livewire uses automated systems for broadcast playback, which include systems and software. The Company also operates industry-standard encryption and/or compression systems as needed for customer satellite distribution. Livewire uses a customized approach to satisfy each customer's timeliness, flexibility and reliability requirements. The Company also offers quality control, tape storage and trafficking services. Currently, over fifty 24-hour channels are supported by the Company's facilities in Singapore, London, Los Angeles, Burbank, New York, New Jersey and Stamford.

FIBER TRANSPORT, UPLINK AND SATELLITE TRANSPONDER SERVICES: Livewire operates satellite earth station facilities in Singapore, Los Angeles, Burbank, New York, New Jersey and Stamford. The Company's facilities are generally staffed 24 hours a day and may be used for both downlink and turnaround services. From its Burbank operations, Livewire currently utilizes a transponder on the Loral Skynet Telstar 4-Registered Trademark- satellite in support of the Company's syndication and Canadian distribution businesses. In addition, Livewire accesses various "satellite neighborhoods," including basic and premium cable, broadcast syndication and direct-to-home markets. Livewire resells transponder capacity for ad hoc and other occasional use and bundles the Company's transponder capacity with other broadcast and syndication services to provide a complete broadcast package at a fixed price. Teleports are high-bandwidth communications gateways for satellite, optical fiber and microwave transmission. Livewire's facilities offer an abundance of satellite antennas capable of transmitting and receiving domestic feeds in both C-Band and Ku-Band frequencies. Certain facilities also have international transmission capabilities to both PanAmSat and Orion. Livewire, through Waterfront operations, owns and operates two video switching facilities in New York City with connectivity to and from Washington, D.C. These facilities are connected via over 450 fiber lines to all major news organizations and all New York area teleports, including Atlantic Satellite's. These facilities also provide transportable services, including point-to-point microwave transmission, transportable up-link and downlink transmission, and broadcast quality teleconference services.

A.F. ASSOCIATES ("AFA") AND A.F. PRODUCTS: AFA, acquired by Livewire through the VSC transaction, designs, builds, installs, and services advanced video systems for the broadcast and cable television industries for professional and corporate markets. Over 50% of AFA's business is repeat business from clients who seek AFA's technical and engineering expertise. AFA also serves as the "in house" engineering department for the distribution business, enabling that segment to quickly respond to customer needs and new services

AFA's clients include the four major networks; numerous cable channels, including Turner Entertainment, Cable News Network, Inc., CNBC, Fox News Channel, Lifetime Television, USA Networks, Inc. and Home and Garden Cable Network; satellite broadcasters, including DirecTV and SKY Latin America; corporate television networks, including Merrill Lynch & Co., Inc., Pfizer, AT&T and Toys R Us; and numerous production and post-production facilities. The Company believes that increases in cable, direct satellite and independent broadcasting made possible by emerging compression technologies, as well as the migration of broadcasting standards from analog to digital, will provide significant opportunities for AFA to expand the Company's customer base. Projects recently completed by AFA include: new network operations facilities for Turner Entertainment; a complete digital TV station for the PBS flagship, WNET-13; and a major cable head end for Israel's largest cable operator, "Golden Channels." Current projects include a new all-digital television station for NBC-owned WTVJ-TV in Miami; a direct-to-home satellite broadcast center in Argentina; and a major expansion of the Home and Garden cable network.

VIDEO RENTALS, INC. ("VRI"): VRI (acquired by Livewire in the VSC transaction) rents broadcast and industrial video equipment to the broadcast and professional video industries and provides support and maintenance for such services. VRI specializes in network sports production. As the exclusive field shop for Fox Sports, VRI is responsible for storing, shipping and maintaining equipment owned by the network and used for their coverage of major sporting events, including the National Football League and Major League Baseball. VRI also serves as a rental agent for the rental of this equipment to third parties.

OTHER OPERATIONS

In addition to Divisions in the three major segments described above, Livewire has two Divisions considered important to the Company's long-term growth strategy.

INTERACTIVE DEVELOPMENT DIVISION

This Division serves as an incubator for Livewire's development of interactive television. This includes the development of HyperTV-Registered Trademark-, a joint venture with ACTV, that provides for the integration and simulcast of television and Internet broadcasts. The product automatically delivers compelling, interactive Web content, Web-based advertising, and e-commerce opportunities synchronized to live or pre-recorded TV programming. The initial target population is the estimated 44 million households in the U.S. that have co-located personal computers and TV's, which is expected by DataQuest to grow to 52 million households by the end of 2001.

The Company's work in interactive television is founded on what it believes are three fundamental premises related to new media:

THE NATURE OF THE WORK:
The Internet side of interactive TV content (authoring, hosting and Internet distribution) exactly parallels the post-production, library services and distribution of the traditional picture and sound content services business.

THE NEEDS OF THE CREATIVE COMMUNITY:
The most artistically correct and cost-effective way to produce, archive and distribute interactive television elements is for the material to be produced, post-produced, archived and distributed at the same time and under the same creative control as the traditional elements.

SOUND BUSINESS PRINCIPLES:
Livewire's clients will demand superior creative talent, cutting-edge technology and world-class quality assurance, coupled with tight cost controls, complete third party solutions and financial stability. This combination is best provided by a provider, like Livewire, able to merge new-media assets with traditional post-production services.

Building on Livewire's existing relationship with ACTV, Inc. and the availability of internet connectivity via the AT&T IP backbone, Livewire is well positioned to become a leading force in interactive TV as increased demand for interactive television occurs. Similar to its core operations, Livewire will be able to offer "cradle to grave" post-production, library and distribution services and be able to respond to the needs of producers, programmers, studios and networks, and advertising agencies in the interactive TV arena.

Livewire's joint venture with ACTV, "HyperTV-Registered Trademark- with Livewire" ("HTVL") provides turnkey services for the synchronized delivery of television and Internet content, including application hosting, web authoring services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks. The venture combines ACTV's patented convergence technologies with Livewire's worldwide leadership position in providing creative, post-production, web hosting and distribution services to the entertainment and advertising industries. HTVL enables TV networks, programmers and advertisers to automatically deliver compelling interactive Web content, Web-based advertising, e-commerce, and community chat features that are synchronized to live or pre-recorded TV programming. In other words, a viewer can watch video on their standard television set while viewing synchronized web content on a co-located computer.

For example, a user watching a rock concert on television can be "pushed" a web stream on their computer in synch with the video, which is simultaneously providing relevant content such as lyrics to the current song, bios of featured band members, interactive trivia questions about the artist, an interactive link to the band's fan club site, a recent article about the band from a music magazine, or e-commerce applications such as opportunities to purchase related merchandise like a CD, DVD or apparel. During a commercial break in the program, an advertisement for a new car can be enhanced by simultaneously delivering information from the car company's Web site or the site of a local dealership where users receive more information that complements the video.

This approach supports analog or digital television from any source, cable, DBS, over-the-air broadcast or DVD - literally any video that can be displayed on any TV set. There is no need for the subscriber or network programmer to upgrade existing infrastructure in order to enjoy the experience today. There is no additional hardware, chip or platform dependency. The approach operates on any of today's computers, with any of the major operating systems. The user need only have their PC in reasonable proximity to their TV set. On first use, the subscriber registers online and downloads the ACTV software plug-in. Once installed, the subscriber logs on through their normal ISP, goes to a web site offering the service, and enjoys their new interactive television experience.

HTVL has been successful in attracting some of the industry's highest profile companies interested in providing convergence programming. In 2000, The Box Music Network, an MTV Networks company, began using HyperTV-Registered Trademark- to power BOX FUSION (http://www.boxfusion.com), the first and only fully programmed interactive, enhanced TV convergence service available nationwide 24-hours-a-day. Showtime Online has also used HTVL to enhance airings of Showtime Networks' original series, STARGATE SG-1. The TBS Superstation also used HTVL on its Wednesday night lineup including WCW THUNDER and RIPLEY'S BELIEVE IT OR NOT.

These services are currently in their embryonic stage and this division is intended to be the incubator for the infrastructure for Livewire's development of interactive television and HTVL. Subsequently, the activities will be tightly integrated into the Content Preparation, Content Library Management and Content Distribution Segments

EUROPEAN/U.K. DIVISION

The Company maintains a separate management structure for its European/United Kingdom operations because of the size and scope of these activities. However, the various operations in the U.K. are also grouped according to function and client base and are tightly linked to the Company's major domestic operating segments. For example, SVC, Rushes, and Soho 601 serve commercial television clients almost exclusively, while the other facilities serve producers and distributors of entertainment television programming.

INDUSTRY OVERVIEW

ENTERTAINMENT SERVICES INDUSTRY

The entertainment services industry has historically been highly fragmented, with a variety of traditional services performed piecemeal by numerous small companies, each specializing in a unique aspect of the process, as well as the more vertically and horizontally integrated motion picture studios. The industry principally serves the filmed entertainment industry (motion pictures, television programming and commercials, and interactive multimedia content). Services provided by the industry facilitate the distribution of that content through theatrical exhibition, home video, pay and basic cable television, Internet and other channels.

Livewire's businesses benefit from the volume of content being created and distributed rather than the success or popularity of individual content. The following trends in the entertainment industry are expected to continue to contribute and have a positive impact on Livewire's businesses.

o Increased worldwide demand for original entertainment content o The development of new business opportunities for existing content libraries
o Proliferation of new distribution channels (I.E., cable and DBS and Internet)
o Wider application of digital technologies to content manipulation and distribution
o Increased outsourcing of technical and creative post-production services o Increased demand for innovation and creative quality

The wider applications of digital technologies to content enhancement and distribution have also increased the demand for technical and creative post-production services for a given volume of content. Changes in broadcast technology, such as digital programming, have led to the emergence of new format standards. This is positive for the post-production industry because a program may require several post-production services such as reediting, remixing sound and dubbing for international distribution, and in multiple broadcast standards. For instance, the development of the THX, DTS and SDDS sound standards have added formats for which separate master elements are required.

Additionally, the vast libraries of the major U.S. film and television companies are an ongoing source of programming. For use in a digital environment, these libraries must be re-mastered, augmented, restored, re-colored, converted and reformatted. In addition, the new digital environment has contributed to the lack of uniformity in worldwide television standards (PAL and NTSC), thus creating the need for post production-generated masters in unique formats.

Globally, the demand for entertainment content and products, and thus the need for the associated technical and creative services offered by Livewire, is expanding significantly. At the same time, the pace of technological change is accelerating. As a result, the industry is faced with the challenge of providing uniform, high quality services in an increasingly complex mix of product formats, broadcast standards, geographic locations, languages and cultures.

Film and television studios are finding that because post-production, library management and distribution are not their primary focus, they are better served by outsourcing these services. Livewire expects that it will continue to benefit from the trend towards outsourcing, particularly as a result of its increasing ability to provide customers with an end-to-end technology outsourcing solution.

In addition, Livewire believes that growth in entertainment content shifts even higher to meet demand, thus driving the need for post-production services; Livewire is well positioned to experience internal growth across all of the Company's divisions. Furthermore, Livewire's business expects to continue to benefit from the trend towards outsourcing, particularly as the Company examines further acquisition opportunities that reinforce the Company's ability to provide customers with a beginning-to-end technology outsourcing solution.


MOTION PICTURE PRODUCTION AND DISTRIBUTION INDUSTRY

The domestic motion picture industry encompasses the production, distribution and exhibition of feature-length motion pictures, including their distribution in home video, broadcast and cable television and other ancillary businesses. While the domestic motion picture industry continues to be dominated by the major studios (Paramount Pictures, Sony Pictures Corporation, Twentieth Century Fox, Universal Pictures, The Walt Disney Company, and Warner Bros.), independent production companies also play an important role in the production of motion pictures for domestic and international feature film markets

TELEVISION PRODUCTION AND DISTRIBUTION INDUSTRY

The North American television production and distribution industry serves the largest broadcast customer base in the world, with a population of approximately 285 million and more than 102 million television households. In North America, programming is delivered to television households via conventional broadcast networks, cable channels, individual television stations and satellite delivery systems. Broadcast television networks in the United States penetrate over 98.2% of domestic households and provide access to a broad-based mass audience for television advertisers. Spending for television advertising drives the production of new programming and the sale of existing archival content libraries. While the networks have seen an erosion of their penetration and reduced advertising revenues, the basic cable networks have increased penetration, programming and advertising revenues.

The significant increase in international demand for entertainment content has further driven the need for new and re-purposed content. Over the last decade, the privatization of broadcasting systems outside the United States, the proliferation of broadcast licenses, and the introduction of sophisticated delivery technologies, such as cable and satellite transmission systems, have led to the explosive growth of broadcasting and cable television markets outside North America.

European television is the most visible example of the growth in programming outlets. Germany and France have each added six broadcast networks and the United Kingdom has added four. The introduction of new television broadcast systems is just beginning in Asia and Eastern Europe. Most foreign broadcasters require both local programming to satisfy the local content requirements and popular international programming, largely produced in the U.S. In fact, recent growth in international revenue for filmed entertainment produced in the U.S. has far exceeded growth in North American revenues, with international revenues now accounting for nearly 50% of total revenue.

BROADBAND PRODUCTION AND DISTRIBUTION INDUSTRY

The interactive multimedia industry encompasses video games, "edutainment" and on-line interactive services, as well as rudimentary interactive offerings over digital cable systems (usually on a test basis in the U.S.), where operators have upgraded plants for two-way communications and deployed advanced set-top boxes. Technological improvements increased availability and less costly communication bandwidth (including internet, cable modems, and direct satellite access), the proliferation of channels for the distribution of entertainment products and services, and the involvement of large entertainment companies, will provide critical mass to support the growth of broadband distribution of entertainment content. The Company expects online advertising spending to reflect anticipated increases in online penetration of worldwide households and advances in online commerce.

The content currently being created for online access integrates various forms of media including live action video, animation, graphics and audio. The Company anticipates that there will ultimately be increased demand for content specifically formulated for interactive applications both for Internet and television distribution. Rapid growth of the broadband production and distribution industry will positively impact the Company, specifically in the areas of video compression, digitization, 2D and 3D graphics, and authoring, particularly for server-based content on-demand services.

CUSTOMERS

On a consolidated basis, the ten largest customers accounted for approximately 25% of Livewire's total revenue. No single customer is responsible for more than 4% of the Company's total revenue.

Livewire's customer base for the content preparation segment is composed of the major domestic film studios and broadcast networks that are engaged in the production of original programming, as well as a large number of independent production companies servicing theatrical releases, home video, cable, pay television, syndication, network, satellite, multimedia and advertising markets. The ten largest customers in the content preparation segment are responsible for approximately 23% of its total revenue. No single customer is responsible for more than 5% of the combined revenue for the segment.

The content management segment's customer base includes the major domestic studios (and their international divisions) as well as independent owners of television and film libraries. The ten largest customers in the content management segment are responsible for approximately 66% of its total revenue. The Walt Disney Company and its affiliated companies represent approximately 21% and MGM represents approximately 12% of the total revenue for the segment

The content distribution segment's customer base includes broadcast and cable television networks, local television channels, broadcast syndicators, satellite broadcasters and corporate television networks as well as production and post-production facilities and mobile truck operators. The ten largest customers in the content distribution segment are responsible for approximately 76% of its total revenue. DirecTV, MTV, and TVN are responsible for approximately 22%, 19%, and 18%, respectively, of the total revenue for the segment.

In Europe, the ten largest customers represent approximately 29% of the division's total revenue. No single customer is responsible for more than 8% of the total revenue.

COMPETITION

Although the entertainment services industry is highly fragmented, it is highly competitive in each of Livewire's business segments. Much of the competition is centered in Los Angeles, the largest and most competitive location, particularly for domestic television and feature film production, as well as for content libraries.

Some existing and potential service providers, particularly those who perform services in-house (such as the major film studios), have substantially greater financial, technical, creative, marketing and other resources than Livewire. These companies likewise could devote substantially greater resources to the development and marketing of new competitive services. Conversely, Livewire also actively competes with certain industry participants who may be smaller but have a unique operating niche or specialty business. Livewire expects that overall competition will increase as a result of industry consolidations and alliances, as well as the emergence of new competitors.

However, the Company believes that it is unique among independent providers in terms of the breadth of operating divisions and the depth of service offerings within each business segment. Livewire's recognized and well-respected brand names, cost efficiencies and economies of scale, and its ability to offer an end-to-end technology outsourcing solution in each of its principal business segments will allow the Company's service offerings to be competitive with both in-house operations and with independent specialty service providers.

REGULATION

The Livewire companies hold FCC licenses, authorizations and registrations required for the conduct of their business(es), including various classes of wireless licenses and an authorization to provide certain services pursuant to
Section 214 of the Communications Act. Most of the FCC licenses held by the Livewire companies are for transmit/receive earth stations, which cannot be operated without individual licenses. The licenses for these stations are granted for a period of ten years and generally are renewed routinely. However, there can be no assurance that the Company's licenses will be renewed at their expiration dates. No FCC license is required for receiving transmissions from domestic satellites from points within the United States. Livewire relies on third party licenses or authorizations when the Company transmits domestic satellite traffic through earth stations operated by third parties.

The FCC also establishes technical standards for satellite transmission equipment that change from time to time and requires coordination of earth stations with land-based microwave systems at certain frequencies to assure non-interference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae is typically subject to regulation under local zoning ordinances.

EMPLOYEES

Livewire employs approximately 3,500 employees, some on a project-by-project basis. We have employment agreements with approximately 200 of our key management, creative and technical personnel. Some of Livewire's creative and technical personnel are subject to a collective bargaining agreement with the International Association of Theatrical and Stage Employees. We have never experienced a work stoppage and we consider our relations with our employees to be satisfactory.

PRINCIPAL STOCKHOLDER

Approximately 85.5% of the Company's outstanding shares (representing over 98% of the voting power) are owned by Liberty Media.

ITEM 2.  PROPERTIES.

     The Company's current operations are conducted in various owned, leased or licensed premises in California, various locations on the East Coast of the United States, London, U.K., the Republic of Singapore and Mexico. The Company's facilities are adequate to support its current and currently anticipated business.

     The Company owns approximately 520,500 square feet ("sq. ft.") of building and parking space and we lease approximately 1 million sq. ft. of building space worldwide.

     In California, the Company owns approximately 454,000 sq. ft. of building and parking space. The facilities are located in Los Angeles, Santa Monica and Burbank and are used primarily for post-production services. Approximately 26,000 sq. ft. is used for parking space. We utilize approximately 558,000 sq. ft. under lease and license agreements with terms expiring between June 2001 and December 2010. Some of the leases have extension clauses. The leased properties are used for post-production facilities, storage, and office space and are located throughout the state.

     On the East Cost of the U.S., the Company owns and occupies approximately 35,000 sq. ft. of building space in New York and New Jersey. The facilities are used in its operations and for administrative offices. We lease approximately 303,400 sq. ft. in nine facilities, located in New York, New Jersey, Georgia and Florida, under agreements terminating between December 2001 and December 2010. Some of the leases have extension clauses.

     Internationally, we own approximately 31,500 sq. ft. of building space in London, U.K. that is used for post-production services and offices. We lease approximately 155,000 sq. ft. in more than 20 locations in London under agreements terminating between December 2001 and March 2017. One of the London leases has a termination date of February 2063. Approximately half of the London leases have extension clauses. The Company leases approximately 21,000 sq. ft. in the Republic of Singapore for its broadcast and syndication operations. The Singapore lease expires in September 2002 and has an extension clause. In Mexico, we lease about 500 sq. ft. in Juarez for our operations. The lease expires June 2002 and has an extension clause.

     The Company also owns two undeveloped parcels of land in Killeen, Texas and one undeveloped parcel of land in Northvale, New Jersey.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS.

     On June 9, 2000, in connection with the merger of the Company (then known as "The Todd-AO Corporation") and B-Group Merger Corp. (the "Todd Merger"), the Company amended and restated in its entirety its Certificate of Incorporation. Under the prior Certificate of Incorporation, the Company was authorized to issue 30,000,000 shares of Class A Common Stock ("Old Class A Stock") and 6,000,000 shares of Class B Common Stock ("Old Class B Stock"). Under the Restated Certificate of Incorporation, the authorized common stock consists of 300,000,000 shares of Class A Common Stock and 100,000,000 shares Class B Common Stock, as described below. The Restated Certificate of Incorporation also authorizes up to 5,000,000 shares of preferred stock, issuable in such series as the Board of Directors from time to time may designate. No shares of preferred stock are issued and outstanding as of the date of this report and no such series of preferred stock has been designated. There were approximately 238 record holders of Class A Common Stock, and one record holder of Class B Common Stock, as of March 28, 2001. The number of holders of Class A Common Stock does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

OLD CLASS A STOCK AND CLASS A COMMON STOCK

     The Company's Old Class A Stock was traded on the Nasdaq National Market System under the symbol "TODDA" until June 9, 2000. Since that date, Livewire's Class A Common Stock is traded on the Nasdaq National Market System under the symbol "LWIRA". The following table sets forth, for the periods indicated, the high and low sales prices for the Old Class A Stock and the current Class A Common Stock as reported on the Nasdaq National Market.



                               STOCK PRICE RANGES
OLD CLASS A STOCK:                                                                               CLOSE
                                                                                           ------------------
   FISCAL YEAR                                                                                HIGH       LOW
   1999                                                                                    --------   -------
                                                                                                        >

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

   CALENDAR YEAR

   1999
   Fourth Quarter........................................................................... 36  1/4   13  1/2
   2000
   First Quarter............................................................................ 41 11/16  28  3/8
   Second Quarter........................................................................... 40  1/8   18  1/4
   CURRENT CLASS A COMMON STOCK:
   2000
   Second Quarter........................................................................... 71  1/2   39
   Third Quarter............................................................................ 74 11/16  28
   Fourth Quarter........................................................................... 31  2/7    5  3/16


     The holders of Old Class A Stock were entitled to cumulative cash dividends at an annual rate of $.045 per share before any cash dividends could be declared or paid on the Old Class B Stock. The Company paid cash dividends of $.045 per Old Class A Stock share for the fiscal year 1999.

     The Company's Board of Directors did not declare or pay a cash dividend on any shares of the Company's stock in the fourth quarter of fiscal year 1999 or for any quarter thereafter.

     The Transfer Agent and Registrar for the Class A Common Stock is Continental Stock Transfer and Trust Company, 2 Broadway, New York, NY 10004.

OLD CLASS B STOCK AND CLASS B COMMON STOCK

     A holder of shares of Class B Common Stock has special voting rights (ten votes per share, as compared to one vote per share for holders of the Class A Common Stock). In all other respects, the Class A Common Stock and Class B Common Stock are substantially identical and have equal rights and privileges, except that shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder at any time.

     Holders of Old Class B Stock were entitled to cash dividends equal to 90% of the cash dividends paid on the Old Class A Stock. Dividends in the amount of $.0405 per share of Old Class B Stock were paid for fiscal year 1999.

     The Company's Board of Directors did not declare or pay a cash dividend on any shares of the Company's stock in the fourth quarter of fiscal year 1999 or for any quarter thereafter.

     The Company acted as Transfer Agent for the Old Class B Stock.

     As of December 31, 2000, 31,612,716 Class B Common Stock shares were outstanding and owned by one shareholder, Liberty Media. The Transfer Agent and Registrar for the Class B Common Stock is Continental Stock Transfer and Trust Company, 2 Broadway, New York, NY 10004.

UNREGISTERED ISSUANCES OF SECURITIES

     Liberty Media owns 31,612,716 shares of the Class B Common Stock, par value $.01 per share, of the Company and subordinated convertible notes in the aggregate principal amount of $174.5 million at March 30, 2001. Pursuant to the amended and restated certificate of incorporation of the Company, the Class B shares are convertible into shares of Class A Common Stock, par value $.01 per share, at any time at the option of the holder, at a conversion ratio of 1-to-1, as the same may be adjusted from time to time as the result of any stock split, reverse stock split or similar event effecting the Class A Common Stock. The notes are convertible into shares of Class B Common Stock, at any time at the option of the holder, at a conversion price of $10.00 per share. If not earlier converted, the notes will become due and payable in full on June 30, 2008. Interest accrues on the notes at a rate of 10% per annum, payable quarterly either in cash, shares of Class B Common Stock of Livewire, or a combination thereof, subject to certain limits. To the extent interest is paid in shares of Class B Common Stock of Livewire, such shares will be valued at 95% of the ten day trailing average closing price per share of the Class A Common Stock of Livewire on the interest payment date.

     Liberty Media acquired these securities through the Todd Merger, including an Amended and Restated Stock Option Fulfillment Agreement entered into in connection therewith, and Livewire's acquisitions of 4MC, the post-production and related businesses of SounDelux, VSC, and GWNS, each of which transactions are described elsewhere in this report. The issuances of such securities were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by section 4(2) of that Act.

The following describes the terms of the transactions in which the above securities were issued:

     In the Todd Merger, on June 9, 2000, AT&T Corp. issued 5,501,256 shares of Class A Liberty Media Group Common Stock, par value $1.00 per share (taking into account a 2-for-1 stock split effected on the Liberty Media Group tracking stock on June 9, 2000), to acquire 6,519,907 shares of Livewire's Class B Common Stock. AT&T then contributed such shares of Livewire Class B Common Stock to Liberty Media Corporation.

     Also on June 9, 2000, Liberty Media acquired an additional 16,614,952 shares of Livewire Class B Common Stock in exchange for the contribution by Liberty Media to Livewire of 100% of the outstanding common stock of 4MC.

     On July 19, 2000, Liberty SEG Acquisition Sub, LLC, a limited liability company of which Liberty was the sole member, acquired the post-production, content and sound editorial businesses of SounDelux, for $90 million in cash. Immediately following this closing, Liberty contributed 100% of its ownership interests in that limited liability company to Livewire in exchange for 8,181,818 shares of Livewire Class B Common Stock.

     On January 26, 2001, Livewire executed and delivered to Liberty Media a convertible promissory note, dated December 22, 2000, in the aggregate original principal amount of $92.5 million. This note was issued in connection with the acquisition by Livewire of 100% of the capital stock of VSC from Liberty Media, pursuant to the Liberty Subordinated Credit Agreement and the Contribution Agreement between Liberty Media and Livewire dated as of December 22, 2000.

     On February 1, 2001, Livewire executed and delivered to Liberty Media Corporation a second convertible promissory note under the Liberty Subordinated Credit Agreement, in the aggregate original principal amount of $82 million. The proceeds of such note were used by Livewire as partial payment of the purchase price for Livewire's acquisition of GWNS from Viacom.

     In February 2001, Liberty Media and Livewire entered into an Amended and Restated Stock Option Fulfillment Agreement dated as of June 10, 2000. Pursuant to that agreement, Livewire has issued an aggregate of 296,039 shares of Class B Common Stock to Liberty Media, in consideration of $5.1 million in cash paid by Liberty Media to Livewire to help fund Livewire's purchase, on the open market, of shares of Liberty Media Group tracking stock required by Livewire to fulfill its obligations under certain stock options of Livewire, which became exercisable in part for shares of Liberty Media Group tracking stock in connection with the Todd Merger.

     In addition to the securities issued to Liberty Media described above, in July 2000, the Company issued 705,554 shares of Livewire Class A Common Stock to Paul J. Dujardin, as partial consideration for the acquisition of Triumph. These shares were issued without registration under the Securities Act in reliance upon the exemption afforded by section 4(2) of that Act.

ITEM 6. SELECTED FINANCIAL DATA



        (DOLLARS IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)
                                Seven Months | Five Months     Four Months
                                   Ended     |    Ended           Ended
                                 December 31,|    May 31,      December 31,              Years Ended August 31
                                ------------ |  ------------   ------------- ----------------------------------------------
                                    2000     |    2000             1999         1999        1998        1997        1996
                                -----------  |  ------------   ------------  ----------  ----------  ----------  ----------
                                             |
Revenues                        $  253,099   |  $   53,243     $    43,261   $ 118,517   $ 102,614   $  78,971   $  62,920
- --------------------------------===========  |  ============   ============  ==========  ==========  ==========  ==========
                                             |
Net income (Loss)               $   (9,793)  |  $   (1,675)    $       449   $   1,313   $   3,419   $   6,005   $   4,844
                                ===========  |  ============   ============  ==========  ==========  ==========  ==========
                                             |
Income (loss) per Common Share-              |
Basic (1)                       $     (.28)  |  $     (.16)    $       .05   $     .14   $     .34   $     .63   $     .59
                                ===========  |  ============   ============  ==========  ==========  ==========  ==========
                                             |
Income (loss) per Common Share-              |
Diluted (2)                     $     (.28)  |  $     (.16)    $       .04   $     .13   $     .30   $     .59    $    .55
                                ===========  |  ============   ============  ==========  ==========  ==========  ==========
                                             |
Total Assets                    $1,175,845   |  $  159,448     $   162,004   $ 153,180   $ 135,366   $ 103,451   $  64,186
                                ===========  |  ============   ============  ==========  ==========  ==========  ==========
                                             |
                                             |
Total Long-Term DebtObligations $  492,573   |  $   61,210     $   65,866    $  65,520   $  44,654   $  25,430   $   9,354
                                ===========  |  ============   ============  ==========  ==========  ==========  ==========
Cash Dividends:                              |
    Class A Shares              $        0   |  $        0     $         0   $    .045   $     .06   $     .06    $    .06
                                ===========  |  ============   ============  ==========  ==========  ==========  ==========
                                             |
    Class B Shares              $        0   |  $        0     $         0   $   .0405   $    .054   $    .054   $    .054
                                ===========  |  ============   ============  ==========  ==========  ==========  ==========
Weighted average share                       |
  outstanding:                               |
    Basic                       34,463,373   |  10,768,773       9,927,077   9,570,187   9,987,429   9,539,312   8,191,065
                                ===========  |  ============   ============  ========== ===========  ==========  ==========
    Diluted                     34,463,373   |  10,768,773      10,656,340   9,832,614  11,218,051  10,207,503   8,845,321
                                ===========  |  ============   ============  ========== ===========  ==========  ==========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion and analysis provides information concerning our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and notes. The following discussion focuses on material trends, risks and uncertainties affecting our results of operations and financial condition.

OVERVIEW OF BUSINESS

     The Company believes that it is the world's leading independent provider of technical and creative services to the entertainment industry. We provide audio and video post-production, transmission, library services, Internet hosting, and audio/video distribution services via satellite and fiber for the major television producers, motion picture studios, cable and broadcast networks, advertising agencies, and other entertainment content companies. We also provide interactive television services. Our services integrate and apply a variety of systems and processes to enhance the creation and distribution of entertainment content.

     Livewire is the result of the combination of certain key companies with long standing track records and respected brand names offering "cradle-to-grave" services. Key companies acquired include Todd-AO, 4MC, the sound, post-production and certain related businesses of SounDelux, VSC, Group W Network Services (in 2001) and other smaller niche players. Livewire is under the direction of a management team with extensive experience in running worldwide operations in both traditional and new media Content Preparation (post-production sound and visual effects), Content Management (film, tape, and digital libraries), as well as Content Distribution (freight, fiber, satellite, and Internet) services.

EBITDA

     We believe that EBITDA is an important measure of our financial performance. "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization, excluding gains and losses on asset sales and nonrecurring charges. Our investments in new infrastructure, machine capacity, technology and goodwill arising from our significant acquisition activity have produced a relatively high depreciation and amortization expense and will remain a significant non-cash charge to earnings. EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, is widely used as a measure of cash flow available to pay interest and repay debt, and, to the extent available after debt service and other required uses, to make acquisitions or invest in capital equipment and new technologies. As a result, we intend to report EBITDA as a measure of financial performance. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect that portion of our capital expenditures that may be required to maintain our market share, revenues and leadership position in our industry. Moreover, not all EBITDA will be available to pay interest or repay debt. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

     In the following analysis and discussion, Livewire's operations are compared with reference to the segments as described in note 10 to the accompanying financial statements as well as to the combination of key companies acquired through merger and acquisitions.

     The operations of Livewire prior to the acquisition and merger in June 2000 are referred to as the operations of Todd-AO (the former name of Livewire prior to the acquisition) for the purpose of these analysis and discussion and include only a portion of the Sound Division and a very small proportion of the Entertainment and Commercial Television Divisions of our Content Preparation operating segment and a small portion of our Content Management segment. In addition, Todd-AO operations include a portion of the European operating segment

     The year ended December 31, 2000 represents the operations of Todd-AO prior to the acquisition and merger for the five months ended May 31, 2000 and the combined operations of Livewire for the seven months ended December 31, 2000. Periods prior to calendar year 2000 represent only the operations of Todd-AO.

     For the purpose of the following discussion, the operating results of Livewire for the seven months ended December 31, 2000 have been combined with the operating results of Todd-AO for the five months ended May 31, 2000, and the resulting annual operating results are compared to the operating results of Todd-AO for the years ended August 31, 1999 and 1998. The operating results are not comparable between the annual periods as the five months ended May 31, 2000 and the years ended August 31, 1999 and 1998 do not include the effects of purchase accounting adjustments related to the Todd Merger, and the subsequent period representing the seven months ended December 31, 2000 does include the effects of the purchase accounting adjustments related to the Todd Merger.

     The following sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's revenues:


                                                           SEVEN MONTHS   FIVE MONTHS     YEAR          YEAR
                                                               ENDED         ENDED        ENDED         ENDED
                                                            DECEMBER 31,    MAY 31,      AUGUST 31,   AUGUST 31,
                                                            -----------    ----------   ----------   ----------
                                                               2000          2000          1999         1998
                                                            -----------    ----------   ----------   ----------
Revenues...................................................      100.0%     100.0%        100.0%        100.0%

Costs and expenses:
  Operating costs and other expenses.......................       86.5       85.9          83.0          81.2
    SARs compensation (income)                                   (11.7)        --
  Depreciation and amortization............................       20.4       13.0          10.8          10.4
   Restructuring and other charges.........................         --         --           0.7           2.7
   Interest.................................................       7.6        3.1           3.1           1.8
  Other (income) expense, net..............................       (0.3)       2.0           0.3          (0.6)

     Total costs and expenses..............................      102.5      104.0          97.9          95.5
                                                            -----------    ----------   ----------   ----------

   Income (loss) before provision for income taxes.........       (2.5)      (4.0)          2.1           4.5
   Provision for income tax................................        1.4       (0.8)          0.7           1.2
                                                            -----------    ----------   ----------   ----------
   Net income (loss) before change in
       accounting principle................................       (3.9)      (3.1)          1.4           3.3
   Change in accounting principle, net.....................         --         --          (0.3)
                                                            -----------    ----------   ----------   ----------

   Net income (loss).......................................       (3.9)%     (3.1)%         1.1%          3.3%
                                                            ===========    ==========   ==========   ==========


YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1999.

     Revenues increased $187.8 million or 158.5% from $118.5 million to $306.3 million. Increases in Content Preparation ($107.7 million), Content Management ($25.8 million), Content Distribution ($19.8 million) and Europe Operations ($34.5 million) were primarily the result of the acquisitions of 4MC ($150.1 million), SounDelux ($14.1 million), Triumph ($9.5 million), Soho ($7.9 million) and Visiontext ($2.5 million), which totaled $184.1 million of the increase. In addition, Sound One, acquired by Todd-AO in June 1999 was responsible for an increase in revenue of approximately $5 million.

     Operating costs and other expenses increased $136.7 million or 139% from $98.4 million to $235.1 million. Increases in Content Preparation ($87.5 million), Content Management ($19.3 million), Content Distribution ($18.9 million), Europe Operations ($30.4 million) and a decrease in Other Corporate costs ($17.2 million) were primarily the result of the acquisitions described above. In connection with the acquisition of 4MC, Liberty Media stock appreciation rights ("SARs") were recorded by the Company. Due to a net decline in the underlying stock price of Liberty Media, a credit adjustment of $29.6 million is reflected in Other Corporate costs for the period.

     As a result of the above, EBITDA, as defined by the Company, increased $51.1 million or 253.7% from $20.1 million to $71.2 million for the newly combined Livewire.

     Depreciation and amortization increased $45.6 million or 355.8% primarily due to the equipment, goodwill and other intangibles acquired with respect to the acquisitions and to the increase in goodwill and other intangibles (approximately $89.5 million) as a result of the purchase accounting adjustments made in connection with the Todd Merger.

     Interest expense increased $17.2 million or 474.3% primarily due to financing for the acquisitions and indebtedness assumed and/or refinanced in the acquisitions.

     Other expense decreased $1 million primarily due to a loss on equipment lease commitments ($788,000) recorded by the Company in August 1999.

     As a result of the above, income before taxes and net change in accounting principles decreased $10.7 million from $2.5 million income to a $8.2 million net loss.

     Provision for income tax increased $2.4 million from $880,000 to $3.2 million. The Company's effective income tax rate for the current year is approximately 60.2% primarily due to permanent differences of approximately $5 million arising from disallowed tax deductions for goodwill.

     Net income before net change in accounting principles decreased $13.1 million from $1.6 million income to a $11.5 million net loss.

     In the fiscal year ended August 31, 1999 the Company elected early adoption of Statements of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" and reported the cumulative effect of a change in accounting principles, as described in Accounting Principles Board Opinion No. 20, in the amount of $293,000, net of income tax benefit in the amount of $150,000.

     As a result of the election described above, net income after net change in accounting principles decreased $12.8 million from net income of $1.3 million to a net loss of $11.5 million.

FISCAL YEAR ENDED AUGUST 31, 1999 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1998

     Revenues increased $15.9 million or 15.5% from $102.6 million to $118.5 million primarily due to the acquisitions of TeleCine in May 1998 ($14.7 million) and Sound One in June 1999 ($2.2 million) and to the formation of Todd-AO DVD ("TAO DVD") in May 1998 to provide DVD product services to the major Hollywood studios and others ($3.8 million). These increases were offset by lower utilization and activity in the Company's sound services divisions ($3.9 million) and the Company's other video services divisions ($1 million).

     Operating costs and other expenses increased $13.9 million or 16.7% from $83 million to $96.9 million. Cost increases are primarily related to the TeleCine ($11.1 million) and Sound One ($1.9 million) acquisitions and to the formation of TAO DVD ($1.6 million). Costs in connection with the Company's other sound and video services divisions decreased as a result of the revenue decreases described above.

     For fiscal year 1999, restructuring and other charges pertain to one of the Company's sale/leaseback agreements that matured December 1999. As of August 31, 1999 the lease commitment amount exceeded the estimated fair value of the equipment, as determined by an independent valuation, by approximately $788,000. The Company recorded a pre-tax loss on equipment lease commitments in this amount. This amount is less than a pre-tax restructuring charge of $2.8 million recorded by the Company in the previous year to recognize the impairment of certain assets.

     Depreciation and amortization increased $2.1 million or 20.1% primarily due to the equipment and goodwill acquired with the TeleCine and Sound One acquisitions and to current year capital expenditures.

     Interest expense increased $1.8 million or 100.2% primarily due to the TeleCine and Sound One acquisitions financing.

     Net equipment lease expense increased $1.2 million primarily as a result of the sale/leaseback to the Company's financial institution of certain equipment in December 1998.

     Net other expense increased $1 million primarily due to employment severance costs ($612,000) and a provision for post retirement benefits in connection with Todd-AO Filmatic.

     The effective income tax rate increased from 26.5% to 35.7% primarily due to the termination of a state income tax credit program.

     As a result of the above, income before taxes and net change in accounting principles decreased $2.2 million from $4.6 million to $2.5 million and net income before net change in accounting principles decreased $1.8 million from $3.4 million to $1.6 million.

     The Company has elected early adoption of Statements of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" and is reporting the cumulative effect of a change in accounting principles, as described in Accounting Principles Board Opinion No. 20, in the amount of $293,000, net of income tax benefit in the amount of $150,000.

     As a result of the election described above, net income after net change in accounting principles decreased $2.1 million from $3.4 million to $1.3 million.

MATERIAL CHANGES IN CASH FLOWS

     For the year ended December 31, 2000, the Company generated $23.4 million in cash from operating activities compared to $13.1 million in 1999. A net loss of $11.5 million adjusted for depreciation and amortization of $58.5 million and for a decrease in SARs compensation provisions of $29.6 million provided cash of $17.4 million in 2000 compared to $11.7 million in 1999 without SARs compensation provisions. Trade receivables and other current assets increased $7.1 million in 2000 compared to a decrease of $1.7 million in 1999. Accounts payable and accrued expenses decreased $0.6 million in 2000 and increased $2.5 million in 1999. Cash provided by operations was utilized primarily to fund capital expenditures and trade receivables in 2000 and in 1999.

     Borrowings under the Company's credit facilities and the Liberty Media Agreement of $477.3 million supplemented by cash generated from the exercise of stock options of $6.1 million, proceeds from the issuance of common stock of $7.1 million and cash acquired in the 4MC contribution of $14.1 million were used to refinance existing debt, to pay refinancing fees and costs, to fund the acquisitions of Triumph, Soho, Visiontext and VSC and to reinvest in capital assets of the Company in 2000. Net borrowings from the Company's credit facility of $34.2 million supplemented by cash generated from the exercise of stock options of $1.1 million and cash acquired through the sale/leaseback of certain equipment in the amount of $8.8 million were used to pay down debt, to fund the acquisition of Sound One and to reinvest in capital assets of the Company in 1999.

OTHER BUSINESS INFORMATION

     The existing collective bargaining agreement governing contracts and agreements with members of the Writers Guild of America is due to expire on April 30, 2001. Additionally, the existing collective bargaining agreement governing contracts and agreements with members of the Screen Actors Guild is set to expire on June 30, 2001. In the event that either or both of these collective bargaining agreements is allowed to expire and a strike or strikes occur, dependent upon the length of any such strike(s), such strike(s) could have a materially adverse effect on the operations, cash flows and financial position of the Company during 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Under a new long-term credit agreement dated December 22, 2000 with several banks and other financial institutions, including Banc of America Securities, LLC, as agent and a lender, Livewire may borrow up to $415 million in term and revolving loans, subject to compliance with certain financial covenants and other borrowing conditions. Livewire may add new lenders to the agreement (with the consent of the current lenders) increasing the available borrowings up to an additional $135 million ("additional commitment") for a total commitment of $550 million.

     The total commitment provided under the Company's bank credit agreement is divided into three tranches: Term loan B, term loan A and a revolving credit facility (the "Revolver"). Term loan B has a current commitment of $58.5 million with an additional commitment of $41.5 million available. Term loan B matures on June 30, 2007. Principal payments begin on June 30, 2001 and are due semi-annually from that date. Each principal installment is 0.5% of the original principal amount with the remaining 94% due on the maturity date. Term loan A has a current commitment of $125 million with an additional commitment of $25 million available. Term loan B must be fully extended to its current commitment before the term loan A funds are received. Term loan A matures on December 22, 2006. Principal payments begin on September 30, 2002 and are due semi-annually from that date. Principal installments range from 2.5% of the original principal amount in the first year of installments to 21.25% at the maturity date. The Revolver has a current commitment of $231.5 million with an additional commitment of $68.5 million available. Revolver loans are available from December 28, 2000 through December 21, 2006. The termination date for Revolver loans is December 22, 2006. Interest for all the loans is paid quarterly in arrears and is based on the "Alternate Base Rate" or the "Eurodollar Rate", whichever is applicable to the loan, plus margins based on the leverage ratio as defined in the agreement for term A and the Revolver loans and defined margins for term B loans. The Alternate Base Rate is a daily fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate. The Eurodollar Rate is the rate per annum equal to the average British Bankers Association Interest Settlement Rate for deposits in the relevant currency or an alternate base, as defined in the agreement, if that rate is unavailable. The Revolver is also subject to a commitment fee of 0.375% to 0.5% per annum subject to the leverage ratio and based on the unused portion of the current commitment. The loans are collateralized by substantially all of the operating assets of the Company. Material restrictions include: the Interest Coverage Ratio may not be less than 2.5:1 through December 31, 2003 (increasing thereafter); the Fixed Charge Coverage Ratio may not be less than 1:1 beginning January 1, 2002 through December 31, 2003 (increasing thereafter); Other Indebtedness may not exceed $75 million; the Leverage Ratio is not to exceed 4.25:1 through June 30, 2002 (decreasing thereafter); Consolidated Operating Cash Flow may not be less than $32 million. The agreement permits debt under the First Amended and Restated Credit Agreement with Liberty Media described below up to $310 million.

     The above credit facilities are available to refinance existing debt and for general corporate purposes, capital expenditures and acquisitions. Management believes that funds generated from operations, the borrowings available under the credit facility and other debt instruments will be sufficient to meet the needs of the Company at least through the end of 2001.

     Liberty Media and Livewire are parties to a First Amended and Restated Credit Agreement dated as of December 22, 2000 (the "Liberty Agreement"), pursuant to which Liberty Media has agreed to make subordinated convertible loans to Livewire up to $213.6 million and not less than $145 million subject to additional commitments under the Bank Agreement described above (the "Senior Credit Agreement") and to the completion of proposed transactions as defined in the agreement. Notes issued under the Liberty Agreement are convertible at the option of the holder, at any time prior to maturity, into shares of Class B Common Stock of Livewire at a conversion price of $10 per share. If not earlier converted, notes issued under the Credit Agreement will become due and payable on June 30, 2008. Interest accrues on the notes at a rate of 10% per annum, payable quarterly either in cash, shares of Class B Common Stock of Livewire or a combination thereof, subject to certain limits. To the extent interest is paid in shares of Class B Common Stock of Livewire, such shares will be valued at 95% of the ten trailing day average closing price of shares of the Class A Common Stock of Livewire on the interest payment date.

     In December 2000, Livewire used $183.5 million under term loans A and B (the total current commitment) plus $193.5 million of the Revolver commitment for a total of $377 million to refinance existing debt, pay off interest accrued on the existing debt, pay fees and costs incurred in the refinancing and to fund $9.6 million of the VSC acquisition. Livewire used $92.5 million under the Liberty Agreement to fund the VSC acquisition.

     Through August 31, 1999 Todd-AO signed three agreements with its bank to implement the sale/leaseback of certain equipment. An aggregate of $28,527 of sound studio and video equipment was sold and leased back. The Company exercised its option to purchase for $5,699 the equipment leased under the transaction that matured in December 1999. The purchase was funded by borrowings under the credit facilities. This borrowing was not included in the refinancing of existing debt discussed above and is payable over two years maturing in December 2002 with interest based on LIBOR rates. The equipment for the remaining two agreements were purchased and the agreements terminated as part of the refinancing of existing debt for a total of $13 million.

     Livewire expects to incur capital expenditures of approximately $91 million for its facilities in the next twelve months. These capital expenditures will be financed by internally generated funds and borrowings under credit facilities.

FORWARD LOOKING STATEMENTS

     When used in this document, the words "believes", expects", anticipates", "intends", and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of known and other risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors such as the timing of, and spending on, feature film and television programming production, foreign and domestic television advertising, and foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries, and the possibility of an industry-wide strike or other job action by or affecting the Writers Guild, Screen Actors Guild or other major entertainment industry union. In addition, the failure of the company to maintain relationships with key customers and certain key personnel, more rapid than expected technological obsolescence, and failure to integrate acquired operations in expected time frames could also cause actual results to differ materially from those described in forward looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks.

     Effective December 28, 2000 the Company entered into a one-year interest rate swap agreement with Bank of America, N.A. for a notional amount of $365 million to hedge the impact of fluctuations in interest rates on its floating rate credit facility. Under the agreement, the Company is obligated to pay 6.03% in exchange for receiving three-month LIBOR on the notional amount. Settlements are quarterly and the contract expires December 28, 2001.

FOREIGN CURRENCY RISK

     We do not, at present, have a policy for managing foreign exchange rate risk beyond the utilization of local currency borrowings to fund foreign acquisitions whenever possible.

     Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transactions gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. Fluctuations in the exchange rate therefore will affect our consolidated balance sheets and income statements. Until the current year, the British pound and the Singapore dollar have been stable relative to the United States dollar. However, during the year ended December 31, 2000, the British pound lost approximately 7.7% and the Singapore dollar lost approximately 4% of their value relative to the US dollar.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 in Part IV of this 10-K Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     On July 13,2000, Livewire replaced Arthur Andersen LLP as its principal accountants and terminated the relationship following the acquisition of the Company by Liberty Media on June 9, 2000. The Company appointed Liberty Media's independent auditor KPMG LLP as of July 13, 2000.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item regarding Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

On December 31, 2000, the executive officers and directors of the Company are as follows:


NAME                                AGE     POSITION WITH COMPANY
William R. Fitzgerald (1) (2)        43    Chairman of the Board and Director
David P. Beddow (1)                  57    Chief Executive Officer and Director
Robert T. Walston                    42    President and Chief Operating Officer and Director
Jeffrey J. Marcketta                 46    Executive Vice President and Chief Financial Officer
Marcus O. Evans                      51    Executive Vice President, General Counsel and Secretary
Gavin W. Schutz                      47    Executive Vice President and Chief Technology Officer
William E. Niles                     37    Senior Vice President and Assistant Secretary
M. David Cottrell                    44    Vice President and Controller
Silas Cross                          61    Vice President, Treasurer and Assistant Secretary
Robert R. Bennett (1)                42    Director
Salah M. Hassanein                   79    Director
Gary S. Howard (2)                   49    Director
David P. Malm (2) (3)                36    Director
Sydney Pollack (2) (3)               66    Director
Larry E. Romrell                     61    Director



(1)    Member of the Executive Committee.
(2)    Member of the Compensation Committee.
(3)    Member of the Audit Committee.

WILLIAM R. FITZGERALD was elected a Director and appointed Chairman of the Board in August 2000. He has served as Senior Vice President of Liberty Media Group since August 2000. Mr. Fitzgerald served as Chief Operating Officer, Operations Administration, of TCI, from August 1999 to May 2000 and Executive Vice President and Chief Operating Officer of TCI from March 1999 to August 1999. Mr. Fitzgerald served as Executive Vice President and Chief Operating Officer of TCI Communications, Inc. ("TCIC"), the domestic cable subsidiary of TCI, from November 1998 to March 1999, served as an Executive Vice President of TCIC from December 1997 to March 1999 and served as a Senior Vice President of TCIC from March 1996 to December 1997. Mr. Fitzgerald was a Senior Vice President and a Partner in Daniels & Associates, a brokerage and investment banking company, from 1988 to 1996.

DAVID P. BEDDOW was appointed Chief Executive Officer of the Company in June 2000. Mr. Beddow most recently served as Vice President of Technology at Liberty Media Corporation. Mr. Beddow previously served as executive vice president of AT&T Broadband, and was an executive vice president of TCI Communications, Inc. and president and chief executive officer of TCI's National Digital Television Center from August 1998 through April 2000. Prior to Liberty/AT&T, Mr. Beddow held various positions at TCI, TCI Technology Ventures, Primestar, COMSAT and Westinghouse Broadcasting and Cable. Mr. Beddow is a director of Universal Electronics, Inc.

ROBERT T. WALSTON was appointed President & Chief Operating Officer of the Company in June 2000. Mr. Walton was the founder of Four Media Company and has served as the Chairman and Chief Executive Officer of the Company since 1993. Prior to Four Media, Mr. Walston spent ten years as a banker, investment banker and private equity investor, working on merger and acquisition assignments and debt and equity offerings.

JEFFREY J. MARCKETTA was appointed Executive Vice President and Chief Financial Officer of the Company in June 2000. Mr. Marcketta served as Four Media's President and Chief Operating Officer and has had extensive experience with the entertainment industry, having spent over 10 years on a combined basis with Panavision Inc. in a variety of senior positions, including Executive Vice President and Chief Financial Officer of Panavision Inc.

MARCUS O. EVANS was appointed Executive Vice President and General Counsel of the Company in June 2000. Mr. Evans previously served as Senior Vice President and General Counsel of direct broadcast satellite (DBS) service provider Primestar, Inc./Primestar Partners from 1991 through 1999. Previously, Mr. Evans held a variety of senior positions with Group W Broadcasting & Cable, Inc. or its affiliates in the cable television, television and radio industries.

GAVIN W. SCHUTZ was appointed Executive Vice President and Chief Technology Officer of the Company in June 2000. Mr. Schutz has been with Four Media since 1993, prior to which he spent 13 years as Vice President and Director of Engineering of Image Transform, Inc., a company Four Media acquired in 1993. Mr. Schutz has been the principal architect of the Company's successful deployment of digital infrastructure.

WILLIAM E. NILES was appointed Senior Vice President and Assistant Secretary of the Company in June 2000. Mr. Niles most recently served as General Counsel and Vice President of Business Affairs for Four Media Company from February 1998 to April 2000, and was General Counsel and Vice President of Business Affairs for Visualize (dba POP), a leading provider of post production and visual effects services, from 1997 to February 1998. From 1991 to 1997, Mr. Niles practiced law as a partner at Stein & Kahan, A Law Corporation, specializing in corporate, transactional, and real estate law. Previously, he was an associate in the Los Angeles office of Baker & McKenzie.

M. DAVID COTTRELL was appointed Vice President and Controller of the Company in June 2000. Mr. Cottrell most recently served as Vice President of Administration of Todd-AO Corporation from 1998 to June 2000. Mr. Cottrell previously served as Executive Vice President and Chief Financial Officer for Todd-AO/Hollywood Digital from 1993 to 1998. Prior to 1993, Mr. Cottrell served as Vice President of Finance for The Post Group, Inc.

SILAS CROSS was appointed a Vice President of the Company in 1988. In 1995, he was appointed Treasurer and Assistant Secretary. Mr. Cross previously served as Assistant Treasurer of United Artists Communication, Inc ("UACI"), and has served the Company in various capacities since 1965.

ROBERT R. BENNETT was elected a Director in June 2000. Mr. Bennett has served as President and Chief Executive Officer of Liberty Media since April 1997 and as a director since September 1994. Mr. Bennett also served as acting Chief Financial Officer of Liberty Digital, Inc. from June 1997 to July 1997. Mr. Bennett served as Executive Vice President of TCI from April 1997 to March 1999. Mr. Bennett served as Executive Vice President, Secretary and Treasurer of Liberty Media from June 1995 through March 1997, Chief Financial Officer from May 1996 through March 1997, and in various executive positions since their inception in 1990. Mr. Bennett is a director of Gemstar-TV Guide International, Inc., Liberty Satellite & Technology, Inc., USANi LLC and Telewest Communications plc and serves as Chairman of the Board of Liberty Digital, Inc.

SALAH M. HASSANEIN was elected a Director in 1962. From 1994 to June 2000, Mr. Hassanein served as President and Chief Executive Officer of Todd-AO Corporation. Prior to 1994, he was the Todd-AO Corporation's Senior Executive Vice President. Mr. Hassanein also served as President of Warner Bros. International Theatres Co. from 1988 to June 30, 1994. Mr. Hassanein previously served as Executive Vice President and director of UACI and President of United Artists Eastern Theatres, Inc. Mr. Hassanein is a principal of SMH Entertainment, Inc. and a director of Software Technologies Corporation and Nuesoft Technologies, Inc.

GARY S. HOWARD was elected a Director in June 2000. Mr. Howard has served as Executive Vice President, Chief Operating Officer and director of Liberty Media since July 1998. Mr. Howard has also served as Chairman of the Board of Liberty Satellite & Technology, Inc. since August 2000. Mr. Howard served as Chief Executive Officer of Liberty Satellite & Technology, Inc. from December 1996 to April 2000. Mr. Howard also served as Executive Vice President of TCI from December 1997 to March 1999, as Chief Executive Officer, Chairman of the Board and a director of TV Guide, Inc. (prior to its merger with Gemstar) from June 1997 to March 1999; and as President and Chief Executive Officer of TCI Ventures Group, LLC from December 1997 to March 1999. Mr. Howard served as President of TCIC from October 1994 to December 1996; and as Vice President of TCIC from December 1991 through October 1994. Mr. Howard is a director of Liberty Digital, Inc., Liberty Satellite & Technology, Inc., Teligent, Inc. and On Command

DAVID P. MALM was elected a Director in 1997. He is currently a partner of Halpern, Denny & Company, a Boston based private equity investment firm, a director of Tealuxe, Inc., E-Z Serve/Swifty Mart Convenience Stores, Ecce Panis, Inc., H.C. Shaw Company, and Chairman of Brown Broadcasting Service, Inc. Prior to forming Halpern, Denny & Company in 1991, Mr. Malm was affiliated with Bain Capital, a private equity investment firm, and Bain & Company, a corporate strategy consulting firm. He also previously worked in the Investment Banking Group at Morgan Stanley & Company.

SYDNEY POLLACK was elected a director in 1998. A renowned director, Mr. Pollack's 17 films have received 46 Academy Award(R) nominations, including four for Best Picture. His film "Out of Africa" won seven Oscars including Best Picture anD Best Director. In addition to winning the New York Film Critics' Award for his 1982 film "Tootsie", Mr. Pollack won the Golden Globe for Best Director twice, the National Society of Film Critics Award, and the NATO Director of the Year Award. Mr. Pollack formed Mirage Enterprises in 1985, which produces motion picture feature films. He is a founding member of The Sundance Institute, The Chairman Emeritus of The American Cinematheque, and serves on the Board of Directors of the Film Preservation Board and The Motion Picture and Television Fund Foundation.

LARRY E. ROMRELL was elected a director in June 2000. He has also served as a consultant to Liberty Media since March 1999. Mr. Romrell served as Executive Vice President of TCI from January 1994 to March 1999 and since March 1999 has served as a consultant to AT&T Broadband. Mr. Romrell also served, from December 1997 to March 1999, as Executive Vice President and Chief Executive Officer of TCI Business Alliance and Technology Co., a subsidiary of TCI prior to the TCI merger that oversaw and developed TCI's technology activities; from December 1997 to March 1999, as Senior Vice President of TCI Ventures Group, LLC; and, from September 1994 to October 1997, as President of TCI Technology Ventures, Inc., a subsidiary of TCI prior to the TCI merger that invested in and developed companies engaged in advancing telecommunications technology. Mr. Romrell served as Senior Vice President of TCIC from 1991 to October 1994. Mr. Romrell is a director of Liberty Media, and General Communication, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a) Financial Statements and Schedules are as listed in the "Index to Financial Statements and Financial Statement Schedule" on page 33 of this 10-K Report.

     (b) (1) A report on Form 8-K was filed on January 8, 2001 and a report on Form 8-K/A was filed on February 15, 2001 disclosing the acquisition on December 22, 2000 of 100% of the outstanding common stock of Video Services Corporation of Northvale, New Jersey and to disclose the First Amended and Restated Credit Agreement dated as of December 22, 2000 between Liberty Media and the Registrant.

          (2) A report on Form 8-K was filed on February 15, 2001 disclosing the acquisition on January 5, 2001 of a 1% interest in Livewire Network Services, LLC for cash through an Ownership Interest Purchase Agreement and disclosing the terms of an Operating Agreement between Livewire and Ascent Entertainment Group, Inc.

          (3) A report on Form 8-K was filed on February 16, 2001 disclosing the acquisition on February 1, 2001 of substantially all of the assets of the business unit known as "Group W Network Services" from Viacom, Inc. pursuant to a Purchase Agreement dated October 23, 2000.

     (c) Exhibits are as listed in the Exhibit Index on page 29 of this 10-K Report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Liberty Livewire Corporation

March 28, 2001       By   /s/          JEFFREY J. MARCKETTA
                          --------------------------------------------
                                       Jeffrey J. Marcketta
                         Executive Vice President and Chief Financial Officer
                                and Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 28, 2001      By /s/      WILLIAM R. FITZGERALD       March 28, 2001      By /s/      DAVID P. BEDDOW
                            ----------------------------                                ----------------------
                               William R. Fitzgerald                                       David P. Beddow
                             Chairman of the Board and                                  Chief Executive Officer
                                      Director                                               and Director


March 28, 2001      By /s/       ROBERT T. WALSTON          March 28, 2001      By /s/     ROBERT R. BENNETT
                            ---------------------------                                ------------------------
                                 Robert T. Walston                                         Robert R. Bennett
                              Director, President and                                           Director
                             Chief Operating Officer

March 28, 2001      By /s/       SALAH M. HASSANEIN         March 28, 2001      By /s/        GARY S. HOWARD
                            ---------------------------                                -----------------------
                                 Salah M. Hassanein                                           Gary S. Howard
                                      Director                                                   Director

March 28, 2001      By /s/           DAVID P. MALM          March 28, 2001      By /s/        SYDNEY POLLACK
                            ---------------------------                                -----------------------
                                   David P. Malm                                              Sydney Pollack
                                      Director                                                   Director

March 28, 2001      By /s/        LARRY E. ROMRELL
                                  ----------------
                                Larry E. Romrell
                                    Director


                                  EXHIBIT INDEX



 EXHIBIT
   NO.     DESCRIPTION
- ---------  ------------

   3.1 Restated Certificate of Incorporation of Liberty Livewire Corporation dated as of June 9, 2000 (incorporated by reference to the registrant's Current Report on Form 8-K filed June 13, 2000).

   3.2    Bylaws of Liberty Livewire Corporation dated as of June 9, 2000
          (incorporated by reference to the registrant's Current Report on Form
          8-K filed June 13, 2000).

   4.1    Specimen stock certificate representing shares of the registrant's
          Class A Common Stock (to be filed by Amendment).

   9.1    Voting Agreement, dated as of December 10, 1999, among Liberty Media
          Corporation and certain stockholders of the registrant (then known as The Todd-AO Corporation) (incorporated by reference to AT&T Corp.'s
          Registration Statement on Form S-4 filed May 5, 2000, registration no.
          333-36458).

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

  10.40   Purchase Agreement dated as of September 22, 1999 between 103 Estudio,
          S.A. and Todd-AO, Espana is incorporated by reference from the Registrant's Form 10-K filed on December 7, 1999.

  10.39 Agreement and Plan of Merger dated as of December 6, 1999, by and among AT&T Corp., D-Group Merger Corp., Liberty Media Corporation and
          Four Media Corporation (incorporated by reference to AT&T Corp.'s
          Registration Statement on Form S-4, filed February 11, 2000, registration no. 333-30250, Exhibit 2.01).




 EXHIBIT
   NO.     DESCRIPTION
- ---------  ------------


  10.41 Agreement and Plan of Merger dated as of December 10, 1999, by and among AT&T Corp., B-Group Merger Corp., Liberty Media Corporation and the registrant (then known as The Todd-AO Corporation) (incorporated by reference from AT&T Corp.'s Registration Statement on Form S-4 filed May 5, 2000, registration no. 333-36458).

  10.42 Amendment No. 1, dated as of March 6, 2000, to the Agreement and Plan of Merger dated as of December 10, 1999, by and among AT&T Corp., B-Group Merger Corp., Liberty Media Corporation and the registrant
          (then known as The Todd-AO Corporation) (incorporated by reference to AT&T Corp.'s Registration Statement on Form S-4 filed May 5, 2000, registration no. 333-36458).

  10.43   Consulting Agreement dated December 10, 1999, between the registrant
          (then known as The Todd-AO Corporation), Liberty Media Corporation,
          Salah M. Hassanein, and SMH Entertainment, Inc. (incorporated by reference to the registrant's Current Report on Form 8-K filed
          December 22, 1999).

  10.44   Agreement dated as of February 11, 2000, between Liberty Media
          Corporation and the registrant (then known as The Todd-AO Corporation)
          (incorporated by reference to AT&T Corp.'s Registration Statement on
          Form S-4 filed May 5, 2000, registration no. 333-36458).

  10.45   Contribution Agreement dated as of June 9, 2000, between Liberty Media
          Corporation and the registrant (re: capital stock of Four Media
          Corporation) (incorporated by reference to the registrant's Current
          Report on Form 8-K filed August 3, 2000).

  10.46   Amendment No. 1, dated July 19, 2000, between Liberty Media
          Corporation and the registrant to the Contribution Agreement dated as of February 11, 2000 (re: certain assets of SounDelux) (incorporated by reference to Liberty Media Corporation's Schedule 13D/A filed July
          26, 2000, Commission file no. 005-10246).

  10.47 Asset Purchase Agreement dated as of July 19, 2000, by and among, the registrant, Liberty SEG Acquisition Sub, LLC, SounDelux Entertainment
          Group of Delaware, Inc., each of the other Sellers named therein, and each of the shareholders of SounDelux named therein (to be filed by Amendment).

  10.48 Registration Rights Agreement dated as of July 25, 2000, between the registrant and Paul J. Dujardin (incorporated by reference to Mr.
          Dujardin's Schedule 13D filed August 4, 2000, Commission file no.
          005-10246).

  10.49 Agreement and Plan of Merger dated as of July 25, 2000, by and among AT&T Corp., E-Group Merger Corp., Liberty Media Corporation and Video
          Services Corporation (incorporated by reference to AT&T Corp.'s
          Registration Statement on Form S-4, Amendment No. 1, filed November
          17, 2000, registration no. 333-48606, Exhibit 2.01).

  10.50   Contribution Agreement dated as of December 22, 2000, between Liberty
          Media Corporation and the registrant (re: capital stock of VSC)
          (incorporated by reference to the registrant's Current Report on Form
          8-K filed January 8, 2001), Exhibit 2.

  10.51   First Amended and Restated Credit Agreement dated as of December 22,
          2000, between Liberty Media Corporation and the registrant (re:
          subordinated convertible loans) (incorporated by reference to the registrant's Current Report on Form 8-K filed January 8, 2001),
          Exhibit 3.

  10.52   Purchase Agreement dated as of October 23, 2000, by and among Viacom,
          Inc., Westinghouse Electric G.m.b.H., Westinghouse CBS Holding
          Company, Inc., CBS Broadcasting, Inc., the registrant and GWNS
          Acquisition Sub, Inc. (incorporated by reference to the registrant's
          Current Report on Form 8-K filed February 16, 2001), Exhibit 1.




 EXHIBIT
   NO.     DESCRIPTION
- ---------  ------------


  10.53 Amendment Purchase Agreement dated as of October 23, 2000, by and among Viacom, Inc., Westinghouse Electric G.m.b.H., Westinghouse CBS
          Holding Company, Inc., CBS Broadcasting, Inc., the registrant and GWNS
          Acquisition Sub, Inc. (incorporated by reference to the registrant's
          Current Report on Form 8-K filed February 16, 2001), Exhibit 2.

  10.54   Credit Agreement, dated as of December 22, 2000, among Liberty
          Livewire Corporation, the several banks and other financial institutions from time to time parties to the Agreement, Bank of America, N.A., as issuer of certain letters of credit and as swingline lender, Banc of America Securities LLC, as lead arranger and book manager, Bank of America, N.A., as administrative agent for the lenders , Salomon Smith Barney Inc., as syndication agent for the lenders and the Bank of New York Company, Inc. as documentation agent for the lenders is filed herewith.

  10.55 Share Purchase Agreement for the issued and outstanding ordinary shares of Visiontext, Limited by and between the shareholders of Visiontext, Limited and Four Media Company (UK) Limited, a wholly owned subsidiary of the Registrant is filed herewith.


  21.1    The subsidiaries of the Registrant

                           Filed herewith


                          LIBERTY LIVEWIRE CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                                       Page
                                                                                                       ----
Independent Auditors' Report                                                                            34

Report of Independent Public Accountants                                                                35

Consolidated Balance Sheets, December 31, 2000 and 1999                                                 36

Consolidated Statements of Income for the Seven Months Ended December 31, 2000, the
   Five Months Ended May 31, 2000, the Four Months Ended December 31, 1999, and the
   Years Ended August 31, 1999 and 1998                                                                 38

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the
   Years Ended August 31, 1998 and 1999, the Four Months Ended December 31, 1999, the
   Five Months Ended May 31, 2000 and the Seven Months Ended December 31, 2000                          39

Consolidated Statements of Cash Flows for the Seven Months Ended December 31, 2000, the
   Five Months Ended May 31, 2000, the Four Months Ended December 31, 1999, and the
   Years Ended August 31, 1999 and 1998                                                                 41

Notes to Consolidated Financial Statements                                                              46

Supplemental Financial Statement Schedule:

Schedule II:
   Valuation and Qualifying Accounts for the Seven Months Ended December 31, 2000, the
   Five Months Ended May 31, 2000, the Four Months Ended December 31, 1999, and the
   Years Ended August 31, 1999 and 1998                                                                 63

Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

                          Independent Auditors' Report

The Board of Directors and Stockholders
Liberty Livewire Corporation:

     We have audited the accompanying consolidated balance sheets of Liberty Livewire Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the seven months ended December 31, 2000, the five months ended May 31, 2000, and the four months ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Livewire Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the seven months ended December 31, 2000, the five months ended May 31, 2000, and the four months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 1 to the consolidated financial statements, effective June 9, 2000, Liberty Media Corporation obtained a controlling interest in Liberty Livewire Corporation in a business combination accounted for as a purchase. As a result of the business combination, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and therefore, is not comparable.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule II is presented for purposes of complying with the Securities and Exchange Commissions' rules and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole for the seven months ended December 31, 2000, the five months ended May 31, 2000 and the four months ended December 31, 1999.



                                                             /s/ KPMG LLP


Los Angeles, California
March 2, 2001

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


                                              /s/  ARTHUR ANDERSEN LLP



Los Angeles, California
November 9, 1999

                          LIBERTY LIVEWIRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                     LIVEWIRE     |     TODD-AO
                                                                                 ---------------  |  -------------
                                                                                   DECEMBER 31,   |   DECEMBER 31,
                                                                                 ---------------  |  -------------
                                                                                      2000        |      1999
                                                                                 ---------------  |  -------------
                                                                                                  |
Current assets:                                                                                   |
Cash and cash equivalents ......................................................   $     19,466   | $     10,300
Marketable securities ..........................................................          5,414   |          416
Trade receivables (net of allowance for doubtful accounts of $ 5,567 at                           |
   December 31, 2000 and $1,388 at December 31, 1999) ..........................        106,158   |       23,896
Income tax receivable ..........................................................             --   |          675
Inventories (first-in first-out basis) .........................................          4,932   |          786
Deferred income taxes, net .....................................................          4,742   |          573
Prepaid deposits and other .....................................................         16,430   |        2,925
                                                                                   ------------   | ------------
                                                                                                  |
Total current assets ...........................................................        157,142   |       39,571
                                                                                   ------------   | ------------
                                                                                                  |
Non current assets:                                                                               |
Land ...........................................................................         46,145   |        4,270
Buildings and improvements .....................................................         71,903   |       38,785
Equipment ......................................................................        283,752   |       89,250
Construction in progress .......................................................            220   |        2,631
                                                                                   ------------   | ------------
Property, plant and equipment - at cost: .......................................        402,020   |      134,936
Accumulated depreciation and amortization ......................................        (35,076)  |      (52,575)
                                                                                   ------------   | ------------
                                                                                                  |
Property, plant and equipment - net ............................................        366,944   |       82,361
                                                                                   ------------   | ------------
                                                                                                  |
Investments and other non current receivables ..................................          2,445   |        3,718
                                                                                                  |
Due from parent - net ..........................................................          7,245   |           --
Goodwill (net of accumulated amortization of $16,411 at                                           |
   December 31, 2000 and $3,354 at December 31, 1999) ..........................        582,171   |       33,396
Identifiable  intangible  assets (net of accumulated  amortization                                |
  of $4,945 at December 31, 2000) ..............................................         49,025   |           --
                                                                                                  |
                                                                                                  |
Other assets (net of accumulated amortization of $555 at December 31, 2000) ....         10,873   |        2,958
                                                                                   ------------   | ------------
Total assets ...................................................................   $  1,175,845   | $    162,004
                                                                                   ============   | ============


                 See notes to consolidated financial statements

                          LIBERTY LIVEWIRE CORPORATION

                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 LIVEWIRE    |          TODD-AO,
                                                                             --------------- |      ---------------
                                                                               DECEMBER 31,  |        DECEMBER 31,
                                                                             --------------- |      ---------------
                                                                                  2000       |           1999
                                                                             --------------- |      ---------------
                                                                                             |
Current liabilities:                                                                         |
Accounts payable ..........................................................   $     65,679   | $      5,039
Accrued liabilities:                                                                         |
   Payroll and related taxes ..............................................         10,948   |        2,649
   Interest ...............................................................          1,120   |        1,177
   SARs compensation payable ..............................................            979   |           --
   Other ..................................................................         31,155   |        8,152
Current maturities of long-term debt and capital lease obligations ........          8,545   |        4,030
Income taxes payable ......................................................            998   |        1,097
                                                                              ------------   | ------------
Total current liabilities .................................................        119,424   |       22,144
                                                                              ------------   | ------------
                                                                                             |
Long-term debt and capital lease obligations ..............................        492,573   |       65,866
Other liabilities .........................................................          3,764   |        1,797
Deferred income taxes, net ................................................          6,957   |        3,337
                                                                              ------------   | ------------
                                                                                             |
Total liabilities .........................................................        622,718   |       93,144
                                                                              ------------   | ------------
                                                                                             |
Commitments and contingencies                                                                |
                                                                                             |
Stockholders' equity:                                                                        |
Common stock:                                                                                |
   Class A; authorized 300,000,000 shares of $0.01 par value;                                |
   issued 5,384,506 at December 31, 2000 and 8,951,404 at                                    |
   December 31, 1999 ......................................................             54   |           91
   Class B; authorized 100,000,000 shares of $0.01 par value;                                |
   issued and outstanding 31,612,716 at December 31, 2000 and                                |
   1,747,178 at December 31, 1999 .........................................            316   |           17
Additional paid-in capital ................................................        570,185   |       47,089
Unearned stock compensation ...............................................           (273)  |           --
Treasury stock (shares at cost: 2,400 at December 31, 2000 and 6,000                         |
  at December 31, 1999) ...................................................            (19)  |          (47)
Retained earnings .........................................................         (9,793)  |       21,881
Deferred tax asset to be utilized by parent ...............................           (409)  |           --
Accumulated other comprehensive income (loss) .............................         (6,934)  |         (171)
                                                                              ------------   | ------------
                                                                                             |
Total stockholders' equity ................................................        553,127   |       68,860
                                                                              ------------   | ------------
                                                                                             |
Total .....................................................................   $  1,175,845   | $    162,004
                                                                              ============   | ============

                 See notes to consolidated financial statements

                          LIBERTY LIVEWIRE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     LIVEWIRE                                TODD-AO
                                                   ------------  |  -----------------------------------------------------------
                                                   SEVEN MONTHS  |  FIVE MONTHS     FOUR MONTHS       YEAR             YEAR
                                                      ENDED      |     ENDED           ENDED          ENDED            ENDED
                                                   DECEMBER 31,  |    MAY 31,       DECEMBER 31,    AUGUST 31,       AUGUST 31,
                                                   ------------  |  ------------    ------------   ------------    ------------
                                                       2000      |      2000            1999           1999            1998
                                                   ------------  |  ------------    ------------   ------------    ------------
                                                                 |
Revenues .......................................   $    253,099  |  $     53,243    $     43,261   $    118,517    $    102,614
                                                   ------------  |  ------------    ------------   ------------    ------------
Costs and expenses:                                              |
Operating costs and other expenses .............        218,985  |        45,723          36,347         98,384          83,279
SARs compensation expense (income) .............        (29,577) |            --              --             --              --
Depreciation and amortization ..................         51,545  |         6,925           4,816         12,829          10,685
Interest .......................................         19,132  |         1,641           1,384          3,617           1,807
Restructuring and other charges:                                 |
   Equipment ...................................             --  |            --              --             --           2,414
   Lease costs .................................             --  |            --              --             --             353
   Loss on equipment lease commitments .........             --  |            --              --            788              --
Other (income) expense - net ...................           (872) |         1,070             130            413            (573
                                                   ------------  |  ------------    ------------   ------------    ------------
Total costs and expenses .......................        259,213  |        55,359          42,677        116,031          97,965
                                                   ------------  |  ------------    ------------   ------------    ------------
Income (loss) before provision for income                        |
  taxes and change in accounting principle .....         (6,114) |        (2,116)            584          2,486           4,649
Provision for income taxes .....................          3,679  |          (441)            135            880           1,230
                                                   ------------  |  ------------    ------------   ------------    ------------
Income (loss) before change in                                   |
   accounting principle ........................         (9,793) |        (1,675)            449          1,606           3,419
Change in accounting principle,                                  |
   net of income taxes of $150 .................             --  |            --              --           (293)             --
                                                   ------------  |  ------------    ------------   ------------    ------------
Net income (loss) ..............................   $     (9,793) |  $     (1,675)   $        449   $      1,313    $      3,419
                                                   ============  |  ============    ============   ============    ============
Net income (loss) available to common                            |
   stockholders ................................   $     (9,793) |  $     (1,675)   $        449   $      1,313    $      3,419
Effect of dilutive securities:                                   |
   5% convertible debentures ...................             --  |            --              --             --             302
                                                   ------------  |  ------------    ------------   ------------    ------------
Net income (loss) available to common                            |
   stockholders) plus assumed conversions ......   $     (9,793) |  $     (1,675)   $        449   $      1,313    $      3,721
                                                   ============  |  ============    ============   ============    ============
Weighted average shares outstanding - basic ....     34,463,373  |    10,768,773       9,927,077      9,570,187       9,987,429
Effect of dilutive securities:                                   |
   Stock options ...............................             --  |            --         729,263        262,427         519,565
   5% convertible debentures ...................             --  |            --              --             --         711,057
                                                   ------------  |  ------------    ------------   ------------    ------------
Weighted average shares outstanding - diluted ..     34,463,373  |    10,768,773      10,656,340      9,832,614      11,218,051
                                                   ============  |  ============    ============   ============    ============
Net income (loss) per common share:                              |
   Income (loss) before change in accounting                     |
   principle-basic .............................   $      (0.28) |  $      (0.16)   $       0.05   $       0.17    $       0.34
   Change in accounting principle ..............             --  |            --              --          (0.03)             --
                                                   ------------  |  ------------    ------------   ------------    ------------
   Net income (loss) - basic ...................   $      (0.28) |  $      (0.16)   $       0.05   $       0.14    $       0.34
                                                   ============  |  ============    ============   ============    ============
   Income (loss) before change in accounting                     |
   principle-diluted ...........................   $      (0.28) |  $      (0.16)   $       0.04   $       0.16    $       0.33
   Change in accounting principle ..............             --  |            --              --          (0.03)             --
                                                   ------------  |  ------------    ------------   ------------    ------------
   Net income (loss) - diluted .................   $      (0.28) |  $      (0.16)   $       0.04   $       0.13    $       0.33
                                                   ============  | ============    ============   ============    ============

                 See notes to consolidated financial statements

                          LIBERTY LIVEWIRE CORPORATION
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                     FOR THE YEARS ENDED AUGUST 31, 1998 AND
                      1999, THE FOUR MONTHS ENDED DECEMBER
                       31, 1999, THE FIVE MONTHS ENDED MAY
                       31, 2000 AND THE SEVEN MONTHS ENDED
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)


                                                              COMMON STOCK
                                           --------------------------------------------------
                                                    CLASS A                    CLASS B
                                           ------------------------   -----------------------
                                             SHARES        AMOUNT       SHARES        AMOUNT
                                           ----------    ----------   ----------   ----------
Balance at August 31, 1997 .............    8,290,494    $       83    1,747,178   $       17

Exercise of stock options ..............       98,206             1           --           --
Tax benefit from exercise
   of stock options ....................           --            --           --           --
Purchase of treasury shares ............           --            --           --           --
Treasury shares transfer to 401(k) .....           --            --           --           --
Shares issued for stock award ..........       50,000            --           --           --
Unrealized gain on
   investment securities ...............           --            --           --           --
Gain on foreign currency translation ...           --            --           --           --
Cash dividends:
   Class A ($.06) per share ............           --            --           --           --
   Class B ($.054) per share ...........           --            --           --           --
Net income .............................           --            --           --           --
                                           ----------    ----------   ----------   ----------
Balance at August 31, 1998 .............    8,438,700            84    1,747,178           17

Exercise of stock options ..............      274,080             3           --           --
Tax benefit from exercise
   of stock options ....................           --            --           --           --
Purchase of treasury shares ............           --            --           --           --
Treasury shares cancelled ..............     (723,447)           (7)          --           --
Treasury shares transfer to 401(k) .....           --            --           --           --
Shares issued as compensation ..........      135,000             2           --           --
Unrealized (loss) on
   investment securities ...............           --            --           --           --
(Loss) on foreign currency .............           --            --           --           --
  translation
Cash dividends:
   Class A ($.045) per share ...........           --            --           --           --
   Class B ($.0405) per share ..........           --            --           --           --
Net income .............................           --            --           --           --
                                           ----------    ----------   ----------   ----------
Balance at August 31, 1999 .............    8,124,333    $       82    1,747,178   $       17
                                           ==========    ==========   ==========   ==========

                                                                                                 ACCUMULATED
                                                                                                 OTHER
                                                                                                 COMPRE-        COMPRE-
                                           ADDITIONAL                                            HENSIVE        HENSIVE
                                            PAID-IN       RETAINED     TREASURY                  INCOME         INCOME
                                            CAPITAL       EARNINGS      STOCK        OTHER       LOSS           (LOSS)
                                           ----------    ----------   ----------   ----------   ----------    ----------
Balance at August 31, 1997 .............   $   39,996    $   17,711   $     (691)   $      --    $      263    $    6,485
Exercise of stock options ..............          341            --           --           --           --
Tax benefit from exercise
   of stock options ....................          200            --           --           --           --
Purchase of treasury shares ............           --            --       (1,857)          --           --
Treasury shares transfer to 401(k) .....           --            --          210                        --
Shares issued for stock award ..........          268            --           --           --           --
Unrealized gain on
   investment securities ...............           --            --           --           --          104    $      104
Gain on foreign currency translation ...           --            --           --           --          847           847
Cash dividends:
   Class A ($.06) per share ............           --          (506)          --           --           --
   Class B ($.054) per share ...........           --           (86)          --           --           --
Net income .............................           --         3,419           --           --           --         3,419
                                           ----------    ----------   ----------   ----------   ----------    ----------
Balance at August 31, 1998 .............       40,805        20,538       (2,338)          --        1,214    $    4,370

                                                                                                             ==========
Exercise of stock options ..............        1,095            --           --           --           --
Tax benefit from exercise
   of stock options ....................          123            --           --           --           --
Purchase of treasury shares ............           --            --       (3,288)          --           --
Treasury shares cancelled ..............       (5,316)           --        5,323           --           --
Treasury shares transfer to 401(k) .....           --            --          256           --           --
Shares issued as compensation ..........        1,180            --           --           --           --
Unrealized (loss) on
   investment securities ...............           --            --           --           --         (148)   $     (148)
(Loss) on foreign currency .............           --            --           --           --       (1,602)       (1,602)
  translation
Cash dividends:
   Class A ($.045) per share ...........           --          (349)          --           --           --
   Class B ($.0405) per share ..........           --           (70)          --           --           --
Net income .............................           --         1,313           --           --           --         1,313
                                           ----------    ----------   ----------   ----------   ----------    ----------
Balance at August 31, 1999 .............   $   37,887    $   21,432   $      (47)  $       --   $     (536)   $     (437)
                                           ==========    ==========   ==========   ==========   ==========    ==========

                 See notes to consolidated financial statements

                          LIBERTY LIVEWIRE CORPORATION

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                     FOR THE YEARS ENDED AUGUST 31, 1998 AND
                      1999, THE FOUR MONTHS ENDED DECEMBER
                       31, 1999, THE FIVE MONTHS ENDED MAY
                       31, 2000 AND THE SEVEN MONTHS ENDED
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                              COMMON STOCK
                                              --------------------------------------------------------------------------
                                                        CLASS A                               CLASS B
                                              ----------------------------    ------------------------------------------
                                                                                                              ADDITIONAL
                                                                                                               PAID-IN
                                                 SHARES          AMOUNT          SHARES        AMOUNT          CAPITAL
                                              ------------    ------------    ------------   ------------   ------------
Balance at August 31, 1999 ................      8,124,333    $         82       1,747,178   $         17   $     37,887
Exercise of stock options .................        183,735               2              --             --          1,610
Conversion of subordinated notes ..........        643,336               7              --             --          7,592
Unrealized gain on
   investment securities ..................             --              --              --             --             --
Gain on foreign currency translation ......             --              --              --             --             --
Net income ................................             --              --              --             --             --
                                              ------------    ------------    ------------   ------------   ------------
Balance at December 31, 1999 ..............      8,951,404              91       1,747,178             17         47,089

Exercise of stock options .................        151,318              --              --             --            776
Unrealized gain on
   investment securities ..................             --              --              --             --             --
(Loss) on foreign currency ................             --              --              --             --             --
  translation
Net (loss) ................................             --              --              --             --             --
                                              ------------    ------------    ------------   ------------   ------------
Balance at May 31, 2000 ...................      9,102,722              91       1,747,178             17         47,865
- ------------------------------------------------------------------------------------------------------------------------
Conversion of equity in Todd-AO
merger ....................................     (4,772,729)            (48)      4,772,729             48         91,474
Unearned stock compensation ...............             --              --              --             --         (2,458)
Exercise of stock options .................        348,959               4         296,039              3          1,413
Unrealized (loss) on
   investment securities ..................             --              --              --             --             --
                                                                        --              --             --             --
(Loss)on foreign currency translation .....         (2,043)
Stock issued for Acquisitions .............        705,554               7      24,796,770            248        413,973

SAR adjustments ...........................             --              --              --             --             --

Contribution to Capital ...................             --              --              --             --         17,918

Net Loss ..................................             --              --              --             --             --
                                              ------------    ------------    ------------   ------------   ------------
Balance at December 31, 2000 ..............      5,384,506    $         54      31,612,716   $        316   $    570,185
                                              ============    ============    ============   ============   ============


                                                                                                 ACCUMULATED
                                                                                                 OTHER
                                                                                                 COMPRE-         COMPRE-
                                                                                                 HENSIVE         HENSIVE
                                                 RETAINED        TREASURY                        INCOME          INCOME
                                                 EARNINGS         STOCK          OTHER           (LOSS)          (LOSS)
                                              ------------    ------------    ------------    ------------    ------------
Balance at August 31, 1999 ................   $     21,432    $        (47)   $         --    $       (536)   $       (437)
                                                                                                              =============
Exercise of stock options .................             --              --              --              --
Conversion of subordinated notes ..........             --              --              --              --
Unrealized gain on
   investment securities ..................             --              --              --             242    $        242
Gain on foreign currency translation ......             --              --              --             123             123
Net income ................................            449              --              --              --             449
                                              ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999 ..............         21,881             (47              --            (171)   $        814
                                                                                                              ============
Exercise of stock options .................             --              --              --              --
Unrealized gain on
   investment securities ..................             --              --              --           6,078    $      6,078
(Loss) on foreign currency ................             --              --              --            (435)           (435)
  translation
Net (loss) ................................         (1,675              --              --              --          (1,675)
                                              ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2000 ...................         20,206             (47)             --           5,472          $3,968
- --------------------------------------------------------------------------------------------------------------------------
                                                                                                              ============
Conversion of equity in Todd-AO
merger ....................................        (20,206)            (28)         (2,858)         (3,549)
Unearned stock compensation ...............             --              --           2,585              --
Exercise of stock options .................             --              --              --              --
Unrealized (loss) on
   investment securities ..................             --              --              --          (4,200)         (4,200)
                                                        --              --              --              --          (2,043)
(Loss)on foreign currency translation .....
Stock issued for Acquisitions .............             --              --              --          (2,614)

SAR adjustments ...........................             --              --            (409)             --

Contribution to Capital ...................             --              --              --              --

Net Loss ..................................         (9,793)             --              --              --          (9,793)
                                              ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2000 ..............   $        (19)   $     (9,793)   $       (682)   $     (6,934)   $    (16,036)
                                              ============    ============    ============    ============    ============


                 See notes to consolidated financial statements.

                          LIBERTY LIVEWIRE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                   ------------  |  ------------------------------------------------------------
                                                     LIVEWIRE    |                             TODD-AO
                                                   ------------  |  ------------------------------------------------------------
                                                   SEVEN MONTHS  |    FIVE MONTHS   FOUR MONTHS        YEAR            YEAR
                                                     ENDED       |      ENDED         ENDED            ENDED           ENDED
                                                   DECEMBER 31,  |     MAY 31,      DECEMBER 31,     AUGUST 31,      AUGUST 31,
                                                   ------------  |  ------------    ------------    ------------    ------------
                                                      2000       |  2000         1999         1999         1998
                                                   ------------  |  ------------    ------------    ------------    ------------
                                                                 |
Cash flows from operating activities:                            |
  Net income (loss) ............................   $     (9,793) |  $     (1,675)   $        449    $      1,313    $      3,419
  Adjustments  to  reconcile  net  income to net                 |
     cash provided by operating activities:                      |
     Depreciation and amortization .............         51,545  |         6,925           4,816          12,829          10,685
     Restructuring and other charges ...........             --  |            --              --             788           2,767
     Deferred income taxes .....................         12,995  |           565             265          (2,695)            327
     Tax benefit from exercise of stock options              --  |            --              --             123             200
     Amortization of unearned compensation .....            127  |            --              --              --              --
     Foreign currency exchange (gain) loss .....             --  |            --              73            (718)            847
     Amortization of deferred gain on                            |
         sale/leaseback transaction ............             --  |            --            (276)         (2,425)         (2,288)
     (Gain) loss on sale of marketable                           |
      securities and investments ...............             --  |            --            (391)           (115)            (83)
     Loss (gain) on disposition of fixed assets              --  |            --              (4)           (254)           (209)
     Shares issued for stock award .............             --  |            --              --              --             268
     Changes in assets and liabilities (net of                   |
      acquisitions):                                             |
        Trade receivables, net .................         (7,442) |         2,469          (5,727)          1,053           2,241
        Inventories and other current assets ...         (2,000) |          (115)            150             645            (526)
        Accounts payable and accrued                             |
            liabilities ........................            662  |        (1,513)           (400)          1,202             712
            SARs compensation payable ..........        (29,576) |            --              --              --              --
        Accrued equipment lease ................             --  |           525            (612)            231             290
        Income taxes payable, net ..............          1,739  |        (1,033)         (1,191)          1,900             254
        Other liabilities ......................            738  |        (1,695)            (66)           (809)         (1,337)
        Deferred income ........................             --  |            --           1,505              17            (603)
                                                   ------------  |  ------------    ------------    ------------    ------------
Net cash provided by (used in) operating                         |
  activities ...................................         18,995  |         4,453          (1,409)         13,085          16,964
                                                   ------------  |  ------------    ------------    ------------    ------------
Cash flows from investing activities:                            |
  Purchase of marketable securities and                          |
     investments ...............................         (5,093) |         1,951            (539)           (283)           (431)
  Proceeds from sale of marketable securities                    |
     and investments ...........................             --  |            --           1,381             294           1,146
  Proceeds from disposition of fixed assets ....             --  |            --              23             426             416
  Capital expenditures, net ....................        (76,700) |        (4,038)         (4,316)        (23,176)        (24,348)
  Purchase of 50% interest - 103 Estudio, S.L ..             --  |            --          (2,084)             --              --
  Cash paid for Sound One ......................             --  |            --              --         (12,315)             --
  Cash paid for Tele-Cine Cell Group plc .......             --  |            --              --              --         (15,741)
  Net cash acquired in 4MC contribution ........         14,066  |            --              --              --              --
  Cash paid for Triumph ........................         (8,488) |            --              --              --              --
  Cash paid for Soho ...........................        (26,969) |            --              --              --              --
  Cash paid for Visiontext .....................         (2,912) |            --              --              --              --
  Net cash acquired in VSC acquisition .........            696  |            --              --              --              --
  Other assets .................................             --  |        (1,669)            932           1,791             319
                                                   ------------  |  ------------    ------------    ------------    ------------
Net cash flows used in investing activities ....   $   (105,400) |  $     (3,756)   $     (4,603)   $    (33,263)   $    (38,639)
                                                   ------------  |  ------------    ------------    ------------    ------------


                 See notes to consolidated financial statements.

                          LIBERTY LIVEWIRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)


                                                         LIVEWIRE                                TODD-AO
                                                       ------------ | -----------------------------------------------------------
                                                       SEVEN MONTHS |  FIVE MONTHS    FOUR MONTHS       YEAR             YEAR
                                                         ENDED      |     ENDED          ENDED          ENDED            ENDED
                                                       DECEMBER 31, |    MAY 31,      DECEMBER 31,    AUGUST 31,       AUGUST 31,
                                                       ------------ | ------------    ------------   ------------    ------------
                                                           2000     |      2000           1999           1999            1998
                                                       ------------ | ------------    ------------   ------------    ------------
                                                                    |
Cash flows from financing activities:                               |
  Borrowings of long-term debt .....................   $    476,926 | $        400    $      5,748   $     34,202    $     28,101
  Payments on long-term debt and capital leases ....       (385,485)|       (2,669)           (787)       (14,423)        (13,976)
  Borrowings from parent, net ......................         (7,246)|           --              --             --              --
  Proceeds from sale/leaseback transaction .........             -- |           --              --          8,809           8,500
  Cash payments for SARs exercised .................           (269)|           --              --             --              --
  Proceeds from exercise of stock options ..........          5,366 |          776              --             --              --
  Proceeds from issuance of common stock ...........          7,053 |           --           1,612          1,098             342
  Capital contribution .............................            292 |           --              --             --              --
  Treasury stock purchases .........................             -- |           --              --         (3,288)         (1,857)
  Dividends paid ...................................             -- |           --              --           (419)           (592)
                                                       ------------ | ------------    ------------   ------------    ------------
Net cash flows provided by (used in) financing                      |
  activities: ......................................         96,637 |       (1,493)          6,573         25,979          20,518
  Effect of exchange rate changes on cash ..........           (203)|          (67)             --            (59)             27
                                                       ------------ | ------------    ------------   ------------    ------------
Net increase (decrease) in cash and                                 |
cash equivalents ...................................         10,029 |         (863)            561          5,742          (1,130)
                                                                    |
Cash and cash equivalents at beginning of year .....          9,437 |       10,300           9,739          3,997           5,127
                                                       ------------ | ------------    ------------   ------------    ------------
Cash and cash equivalents at end of year ...........   $     19,466 | $      9,437    $     10,300   $      9,739    $      3,997
                                                       ============ | ============    ============   ============    ============
Supplemental disclosure of cash flow information:                   |
Cash paid during the year for:                                      |
  Interest .........................................   $     18,583 | $      2,689    $      1,264   $      3,130    $      1,696
                                                       ============ | ============    ============   ============    ============
   Income taxes ....................................   $      2,406 | $          0    $          0   $        753    $        860
                                                       ============ | ============    ============   ============    ============

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

LIVEWIRE
2000:

In June 2000 the Company acquired all of the outstanding shares of Four Media Company from Liberty Media. In connection with the acquisition the Company issued 16,614,952 shares of Class B Common Stock to Liberty Media.

Assets acquired:
      Cash ......................................................   $     14,066
      Property, plant and equipment-net .........................        195,680
      Trade and other receivables - net .........................         46,723
      Deferred income taxes .....................................         40,533
      Inventory .................................................          1,821
      Prepaid deposits and other ................................          4,121
      Other assets -  net .......................................          7,685
      Identifiable intangible assets ............................         19,820
      Goodwill - net ............................................        270,744
Liabilities assumed:
      Accounts payable and accrued liabilities - net ............        (73,194)
      Long-Term debt and capital lease obligations ..............       (231,922)
Deferred income taxes ...........................................        (19,029)
Accumulated Foreign exchange loss ...............................          2,614
Common stock issued to Liberty Media ............................       (279,662)
                                                                    ------------
Cash paid in acquisition ........................................   $          0
                                                                    ============

                 See notes to consolidated financial statements.

                          LIBERTY LIVEWIRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)

In July 2000, the Company acquired the post-production content and sound editorial assets and certain of the liabilities of SounDelux Entertainment Group of Delaware, Inc. from Liberty Media. In connection with this acquisition the Company issued 8,181,818 shares of Class B Common Stock to Liberty Media.

Assets acquired:
      Property, plant and equipment .............................   $      6,872
      Trade and other receivables - net .........................          4,154
      Inventory .................................................          1,588
      Goodwill ..................................................         70,093
      Identifiable intangible assets ............................         10,730
      Other assets ..............................................            298
Liabilities assumed:
      Accounts payable and accrued expenses .....................         (3,735)
Common stock issued to Liberty Media ............................        (90,000)
                                                                    ------------
Cash paid in acquisition ........................................   $          0
                                                                    ============

In July 2000 the Company acquired substantially all of the outstanding shares of Triumph Communications Group. In connection with the acquisition the Company paid cash and issued 705,554 shares of Class A Common Stock.

Assets acquired:
      Property, plant and equipment - net .......................   $      2,539
      Trade and other receivables - net .........................            218
      Inventory .................................................            230
      Prepaid deposits and other ................................            439
      Deferred income taxes .....................................             40
      Identifiable intangible assets ............................          3,190
      Goodwill ..................................................         53,543
Liabilities assumed:
      Accounts payable and accrued liabilities - net ............         (6,809)
      Long-term debt and capital lease obligations ..............           (332)
Common stock issued to Triumph ..................................        (44,570)
                                                                    ------------
Cash paid in acquisition, net of cash received ..................   $      8,488
                                                                    ============

In August 2000 the Company acquired substantially all of the outstanding shares of Soho Group Limited. In connection with the acquisition the Company paid cash as follows:

Assets acquired:
      Property, plant and equipment - net .......................   $     16,316
      Trade and other receivables - net .........................          4,470
      Prepaid deposits and other ................................            223
      Goodwill ..................................................          9,391
Liabilities assumed:
      Accounts payable and accrued expenses .....................         (2,583)
      Long-term debt and capital lease obligations ..............           (848)
                                                                    ------------
Cash paid in acquisition, net of cash received ..................   $     26,969
                                                                    ============


                 See notes to consolidated financial statements.

In October 2000 the Company acquired all of the outstanding shares of Visiontext Limited. In connection with the acquisition the Company paid cash as follows:

Assets acquired:
      Property, plant and equipment - net .......................   $        656
      Trade and other receivables - net .........................            620
      Other assets ..............................................             15
      Goodwill ..................................................          4,314
Liabilities assumed:
      Accounts payable and accrued liabilities - net ............           (757)
      Notes issued to sellers ...................................         (1,936)
                                                                    ------------
Cash paid in acquisition, net of cash received ..................   $      2,912
                                                                    ============

On December 22, 2000, the Company acquired all of the outstanding shares of Video Services Corporation from Liberty Media in connection with the acquisition Liberty Media contributed capital to the Company and the Company paid cash as follows:

Assets acquired:
      Property, plant and equipment - net .......................   $     35,208
      Trade and other receivables - net .........................         21,389
      Inventory .................................................            662
      Prepaid deposits and other ................................          4,372
      Deferred income taxes .....................................          6,911
      Other assets - net ........................................            826
      Identifiable intangible assets ............................          6,090
      Goodwill - net ............................................         79,693
Liabilities assumed:
      Accounts payable and accrued liabilities - net ............        (27,456)
      Current maturities of long-term debt ......................         (2,435)
      Long-term debt and capital lease obligations ..............         (4,648)
      Other Liabilities .........................................         (1,645)
      Contribution to capital by Liberty Media ..................        (17,626)
                                                                    ------------
Debt issued in acquisition, net of cash received ................   $    101,342
                                                                    ============

On June 9, 2000 approximately 60% of the Company's outstanding common stock was acquired by Liberty Media Corporation. In connection with this acquisition the Company made the following purchase accounting adjustments:

Property, plant and equipment - net .............................   $    (11,002)
Marketable securities ...........................................            (54)
Trade and other receivables - net ...............................             98
Goodwill ........................................................         75,417
Identifiable intangible assets ..................................         14,140
Other assets- net ...............................................            (23)
Accounts payable and accrued expenses ...........................         (1,568)
Deferred income tax payable .....................................        (12,119)
Additional paid in capital ......................................        (91,474)
Unearned compensation ...........................................          2,858
Treasury stock ..................................................            (28)
Unearned gain /loss on marketable securities ....................          4,448
Foreign exchange adjustment .....................................           (899)
Retained earnings ...............................................         20,206
                                                                    ------------
                                                                    ------------
Net .............................................................   $          0
                                                                    ============


                 See notes to consolidated financial statements.

                          LIBERTY LIVEWIRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (CONTINUED)

TODD-AO
1999:
In June 1999 the Company acquired substantially all of the outstanding shares of Sound One Corporation. In connection with the acquisition the Company paid cash as follows:

Assets acquired:
      Property, plant and equipment -net ........................   $      4,069
      Trade and other receivables - net .........................          1,304
      Inventory .................................................            108
      Deferred income taxes .....................................          1,000
      Other assets ..............................................          1,811
      Goodwill ..................................................          7,137
Liabilities assumed:
      Accounts payable and accrued liabilities - net ............            270
      Long-term debt and capital lease obligations ..............           (833)
      Deferred income taxes .....................................           (569)
Common stock issued as compensation .............................         (1,182)
Non-compete agreements payable to sellers .......................           (800)
                                                                    ------------
Cash paid in acquisition ........................................   $     12,315
                                                                    ============

1998:
On May 8, 1998 the Company acquired substantially all of the outstanding shares of Tele-Cine Cell Group plc. In connection with the acquisition the Company paid cash as follows:

Assets acquired:
    Property and equipment ......................................   $      8,378
    Trade and other receivables - net ...........................          7,755
    Investments .................................................            119
    Inventory ...................................................            200
    Goodwill ....................................................         10,699
Liabilities assumed:
    Accounts payable and accrued liabilities - net ..............         (2,888)
    Bank loan ...................................................         (2,638)
    Equipment leases ............................................           (438)
    Provision for liabilities and charges .......................         (3,239)
Long-term debt issued to sellers ................................         (2,207)
                                                                    ------------


Cash paid in acquisition ........................................   $     15,741
                                                                    ============

                 See notes to consolidated financial statements.

                          LIBERTY LIVEWIRE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND OPTION DATA)

1.   CHANGE IN CONTROL AND BASIS OF PRESENTATION

         CHANGE IN CONTROL - On June 9, 2000 The Todd-AO Corporation ("Todd-AO") stockholders approved the acquisition by Liberty Media Corporation ("Liberty Media") of a controlling interest in Todd-AO and related merger proposals (collectively, the "Todd Merger"), voted in favor of certain post-merger business combinations as set forth in an Agreement between Todd-AO and Liberty Media, dated as of February 11, 2000, and approved the change of Todd-AO's name to Liberty Livewire Corporation ("Livewire" or the "Company"). In the Todd Merger, each issued and outstanding share of Todd-AO Common Stock was converted into the right to receive 0.4 of a share of Class A Livewire Common Stock and
0.5 of a share of AT&T Corp. ("AT&T") Class A Liberty Media Group tracking stock. Liberty Media's aggregate ownership interest in the Company as of December 31, 2000 consists of Class B Common Stock of Livewire representing approximately 85.5% of the Company's outstanding equity, which consists of Livewire's Class A and Class B Common Stock. All of Livewire's outstanding Class B Common Stock is currently held by Liberty Media. This ownership gives Liberty Media 98.3% voting control of the Company.

     The consideration paid by Liberty Media in the Todd Merger, consisting of 5,501,256 shares of Liberty Media Group Class A (LMGA) stock valued at $101.5 million and conversion of vested options valued at $7.5 million, was allocated based on the preliminary fair values of the assets and liabilities acquired with the excess consideration of $75.4 million recorded as goodwill and $14.1 million as identifiable intangible assets. Liberty Media is an indirect wholly owned subsidiary of AT&T. It's former parent, Tele-Communications, Inc ("TCI"), was acquired by AT&T by merger in March 1999. Liberty Media and its subsidiaries constitute substantially all of the businesses and assets of Liberty Media Group. Liberty Media Group Class A ("LMGA") and Class B ("LMGB") Common Stock are tracking stocks of AT&T that are intended to reflect the economic performance of the Liberty Media Group.

     BASIS OF PRESENTATION - Due to the level of ownership of the Company obtained by Liberty Media as a result of the merger as discussed above and the contribution of Four Media Company ("4MC") as discussed in note 2, Liberty Media has applied "push down" accounting and transferred to the Company the preliminary fair value adjustments relating to the assets of Todd-AO at June 9, 2000. The assets and liabilities of 4MC have been recorded at Liberty Media's historical value including preliminary fair value adjustments resulting from the acquisition of 4MC by Liberty Media.

     On August 10, 2000, the Board of Directors of Livewire approved the change of the Company's fiscal year end from August 31 to December 31. A transition report on Form 10-Q covering the transition period from September 1, 1999 through December 31, 1999 was filed with the Securities and Exchange Commission on September 22, 2000.

     The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 1999 and the financial statements for the five months ended May 31, 2000, the four months ended December 31, 1999 and the years ended August 31, 1999 and 1998 represent the consolidated financial condition and results of operations of Todd-AO before the acquisition by Liberty Media. The consolidated financial statements for the seven months ended December 31, 2000 represent the consolidated financial condition and results of operations of the Company after giving effect to the Liberty Media merger. For financial statement purposes, the acquisition by Liberty Media is deemed to have occurred on June 1, 2000.

2.   SIGNIFICANT ACCOUNTING POLICIES

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

     GOODWILL - Goodwill represents the excess purchase price paid over the value of net assets acquired, and is being amortized on a straight-line basis over useful lives of 20 years.

     INTANGIBLES - Intangible assets consist of the following:

- ----------------------------------------------------------------------------------------------
                                                                             December 31,
- ----------------------------------------------------------------------------------------------
(In thousands)                                                                   2000
- ----------------------------------------------------------------------------------------------
Assembled workforce                                                                   $29,580
Employment agreements                                                                  10,850
Covenants not to compete                                                               10,930
Tradenames                                                                              2,610
                                                                          --------------------
                                                                                       53,970
Accumulated amortization                                                               (4,945)
                                                                          --------------------
Intangible assets, net                                                               $ 49,025
- --------------------------------------------------------------------------====================

Intangible assets of the Company are amortized on a straight-line basis over their estimated useful lives as follows:




             Assembled workforce        5 years
             Employment agreements      5 years
             Covenants not to compete   3 to 5 years
             Tradenames                 20 years



     LONG-LIVED Assets - Management continuously monitors and evaluates the realizability of its long-lived assets, to determine whether their carrying values have been impaired. In evaluating the value and future benefits of long-term assets, their carrying value is compared to management's best estimate of undiscounted future cash flows over the remaining amortization period. Management also considers events or changes in circumstances, which indicate that an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

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

     INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than proposed changes in the tax law or rates.

     FOREIGN CURRENCY TRANSLATION - The Company's foreign subsidiary's functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of the foreign currency translation adjustments are deferred and are included in stockholders' equity as a component of comprehensive income
(loss).

     NET INCOME PER COMMON SHARE - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), during the year ending August 31, 1998. Under SFAS No. 128, "Basic" EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method.

     During a loss period the assumed exercise of in-the-money stock options has an antidilutive effect. As a result of the loss for the five months ended May 31, 2000 and the loss for the seven months ended December 31, 2000, stock options representing 719,739 and 332,920 shares of potential common stock, respectively, were excluded from the calculation. Additionally, out-of-the money options to purchase approximately 543,000 and 365,000 shares of common stock were outstanding during fiscal years ended August 31, 1998 and 1999, respectively. They were excluded from the computation of diluted income per share as they would have been antidilutive. For the year ended August 31, 1999, debentures convertible into 643,341 shares of common stock were excluded from the computation of diluted income per share as they were antidilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. Notes payable are carried at amounts approximating fair values based on current rates offered to the Company for debt with similar collateral and maturities.

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks.

     Effective December 28, 2000 the Company entered into a one-year interest rate swap agreement with Bank of America, N.A. for a notional amount of $365 million to hedge the impact of fluctuations in interest rates on its floating rate credit facility. Under the agreement, the Company is obligated to pay 6.03% in exchange for receiving three-month LIBOR on the notional amount. Settlements are quarterly and the contract expires December 28, 2001.

     The Company intends for this instrument to partially hedge the exposure to variability in future cash flows by exchanging variable rate debt for fixed rate debt, which under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" qualifies for consideration as a cash flow hedge. Hedge effectiveness must be measured by comparing changes in the intrinsic value of the derivative instrument to the changes in the expected future cash flows on the debt in order to apply hedge accounting under SFAS No. 133. To maintain effectiveness, the cumulative change between the hedged item and the derivative instrument must be within 80 to 125% using the cumulative dollar offset method. The Company will evaluate the hedge effectiveness on an ongoing basis.

     CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS - The Company's accounts receivable are related primarily to the entertainment industry and are unsecured.

     On a consolidated basis, the Company's ten largest customers account for approximately 25% of revenues for the seven months ended December 31, 2000. No single customer accounted for more than 4% of revenues. The Walt Disney Company and its affiliated companies and MGM accounted for approximately 21% and 12%, respectively, of the total revenue for the Content Management segment of the Company for the seven months ended December 31, 2000. DirecTV, MTV, and TVN accounted for approximately 22%, 19%, and 18%, respectively, of the total revenue for the Content Distribution segment of the Company for the same period. No single customer accounted for more than 10% of the total revenue in any other segment of the Company.

     Prior to the acquisition of Todd-AO, the Walt Disney Company and its affiliated companies was the only customer to account for more than 10% of revenues. They accounted for approximately 16% and 15% revenues for the years ended August 31, 1999 and 1998, respectively.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     STOCK-BASED COMPENSATION - In fiscal 1998, the Company adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company continues to account for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" including related interpretations.

     CHANGE IN ACCOUNTING PRINCIPLE - The Company adopted the Statements of Position (SOP) No. 98-5 "Reporting on the Costs of Start-Up Activities" during fiscal year 1999. The effect of the adoption was to record an expense, net of tax, of $293 in fiscal year 1999.

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

     RECENT ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In July 1999 the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 to no later than January 1, 2001 for the Company's financial statements. SFAS No. 133 requires companies to record derivatives on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in the earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133. The Company does not believe the adoption of SFAS No. 133 will have any effect on the Company's financial position or results of operations.

3.   ACQUISITIONS

     On May 8, 1998, Todd Europe, a wholly owned United Kingdom subsidiary of the Company, purchased substantially all of the outstanding shares of Tele-Cine Cell Group plc. ("TeleCine"), a U.K. corporation. The purchase price of the shares was $17,948 ((pound)11,011); $15,741 was paid in cash and $2,207 was represented by unsecured notes bearing interest at a fixed rate of interest of 4.5% payable annually in arrears. The purchase price includes $495 paid by Todd Europe for costs incurred in connection with the acquisition. TeleCine is a London based facility that specializes in video post-production and special effects providing services to the film and television industries.

     TeleCine recorded against acquisition reserves equipment abandonment charges of $1,229, severance and related payments of $205 and other charges of $561 from the date of acquisition to August 31, 1998 and severance and related payments of $249, lease payments for unused equipment of $481 and other charges of $217 for the year ended August 31, 1999. During the fiscal year ended August 31, 1999, $851 of acquisition reserves no longer required was credited to goodwill.

     In June 1999, all the issued and outstanding shares of Sound One Corporation ("Sound One"), a New York corporation, were acquired by the Company through a Merger Agreement signed June 8, 1999. Todd-AO East, Inc., an indirect wholly owned subsidiary of the Company was merged into Sound One extinguishing all of the issued and outstanding shares of common stock of Sound One in exchange for a cash consideration of $11.50 per share. In consideration of the purchase, the Company paid $11,962 in cash for the common stock and an additional $353 in cash for costs incurred in connection with the acquisition. In addition, $800 is represented by non-compete agreements. Sound One is the leading post production sound facility in New York servicing the entertainment industry.

     On April 7, 2000, Liberty Media acquired 4MC for $123.3 million in cash plus 3,182,300 shares of LMGA stock valued at $137.7 million, converted 4MC vested options into stock appreciation rights valued at $52.9 million, and issued a warrant valued at $7.8 million. The total consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with the excess consideration of $270.7 million recorded as goodwill and $19.8 million as identifiable intangible assets. On May 31, 2000, 4MC acquired six entities from the Virgin Media

Group Limited ("Virgin") for $39.5 million in cash. The consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with the excess consideration of $21.1 million recorded as goodwill.

     On June 9, 2000 Liberty Media contributed all of the issued and outstanding shares of 4MC to the Company in exchange for 16,614,952 shares of the Livewire's Class B Common Stock, valued at $279.7 million pursuant to a Contribution Agreement between Liberty Media and the Company. The assets and liabilities of 4MC (including Virgin) were recorded based on Liberty Media's historical values which includes the effect of Liberty Media's acquisitions of 4MC and Virgin. 4MC provides technical and creative services to producers and distributors of television programming, television commercials, feature films and other entertainment content, as well as to owners of film and television libraries. 4MC's California facilities are located in Los Angeles, Culver City, Burbank and Santa Monica. It has international facilities in Mexico City, London and Singapore.

     In July 2000 a wholly owned subsidiary of Liberty Media ("Liberty Sub"), acquired the post-production content and sound editorial businesses of SounDelux Entertainment Group of Delaware, Inc. ("SounDelux") for $90.0 million in cash. Immediately following the closing of this asset purchase, Liberty Media contributed 100% of its ownership interests in Liberty Sub to the Company in exchange for 8,181,818 shares of Livewire's Class B Common Stock pursuant to a previously negotiated contribution agreement between Liberty Media and Livewire. The contribution was allocated based on the preliminary fair values of the assets and liabilities acquired with the excess consideration of $70.1 million recorded as goodwill and $10.7 million as identifiable intangible assets. SounDelux provides services to the motion picture sound design and sound editing industry and has an audio post-production business encompassing a range of sound and music services for feature films, television, cable, advertising and new media. Services provided include sound supervision, design and editorial, music supervision, editorial and temporary scores and mixing, re-recording, scoring, ADR and Foley. SounDelux's content, technology development and distribution segment commercializes and markets its proprietary entertainment content and technologies that include audio books, sound effects and SounDelux Microphones. SounDelux is located in Los Angeles and San Francisco, California.

     In July 2000 the Company acquired Triumph Communications Group ("Triumph") for $5.7 million in cash and 705,554 shares of Livewire Class A common stock, which had an aggregate market value at the time of issuance of $44.6 million. The consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with the excess consideration of $53.5 million recorded as goodwill and $3.2 million as identifiable intangible assets. Triumph, located in New York City, designs, engineers and implements video transmission services for a range of clients including cable networks, broadcasters, news, sports, infomercials, and corporate organizations. Services provided include fiber optic, satellite, compression system, encoding and encryption, and IRD sales and authorization.

     In August 2000 a wholly owned subsidiary of Livewire, acquired all of the outstanding shares of Soho Group Limited ("Soho") for (pound)17.2 million ($27.2 million), which includes real property in the Soho area of London. The consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with excess consideration of $9.4 million recorded as goodwill. Soho is one of the oldest post-production companies in the U.K., providing services primarily to the commercial advertising industry. Services include commercial editing, film laboratory and negative cutting services using a proprietary computerized technology.

     In October 2000 a wholly owned subsidiary of Livewire, acquired all of the outstanding shares of Visiontext Limited ("Visiontext") for (pound)3.7 million ($5.4 million). The consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with excess consideration of $4.3 million recorded as goodwill. Visiontext is located in London, U.K. and provides sub-titling services to the DVD industry.

     In July 2000, Liberty Media entered into an "Agreement and Plan of Merger" with VSC. Under the Agreement, Liberty Media acquired VSC for $83 million in cash plus 1,441,212 LMGA stock shares and 119,666 LMGA stock options valued at $35.2 million. The total consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with the excess consideration of $79.7 million recorded as goodwill and $6.1 million as identifiable intangible assets.

     On December 22, 2000, when the VSC acquisition closed, Liberty Media contributed the equity of VSC to Livewire, in exchange for debt on the Liberty Media subordinated line of credit in the amount of $92.5 million and an additional $8.1 million from Livewire's institutional lender to pay down debt of VSC. Liberty Media contributed capital to Livewire in the amount of $17.6 million for the balance of the total consideration. VSC provides engineering, production and distribution services for the video and broadcast industries, nationally and internationally. It has locations in New York, New Jersey, Florida and California.

     The acquisitions have been accounted for under the purchase method of accounting. For all of the above acquisitions, with the exception of Sound One, the allocation of the purchase price has been recorded based on preliminary estimates. The Company is currently in the process of obtaining additional information, including appraisals in order to finalize the purchase price allocations. The following unaudited pro forma consolidated financial information for the years ended December 31, 2000 and 1999 is presented as if the acquisitions had occurred on January 1, 1999. Pro forma adjustments are primarily for amortization of goodwill and other identifiable intangibles, depreciation adjustments, interest expense on borrowings in connection with the acquisitions, and income taxes. No pro forma adjustments have been included for the pre-acquisition time periods for potential fluctuations in the liability recorded for the stock appreciation rights granted in the 4MC acquisition, including effects for market fluctuations or estimates of rights exercised.



                                                                               2000        1999
                                                                           -----------  ----------
Revenues..........................................................           $ 563,338   $ 561,002
                                                                           ===========   ==========
Net income loss...................................................           $  22,191   $ (17,296)
                                                                           ===========   ==========
Net income (loss) per common share - Basic........................           $    0.64   $    0.48
                                                                           ===========   ==========
Net income (loss) per common share - Diluted......................           $    0.64   $    0.48
                                                                           ===========   ==========



4.   LONG-TERM DEBT

     Long-term debt outstanding as of December 31, 2000 and 1999 was as follows:


                                                                                2000          1999
                                                                           -------------   ----------
                                                                                            >
Revolving credit facility.........................................           $ 193,500     $ 57,074
Term loans........................................................             183,500           --
Liberty Media convertible notes..............................                   92,682           --
Real property mortgage notes......................................              16,535        5,050
Capital lease obligations.........................................              13,775        6,040
Other.............................................................               1,126        1,732
                                                                         -------------   ----------
Total.............................................................             501,118       69,896
Less: current maturities..........................................              (8,545)      (4,030)
                                                                         -------------   ----------
Total long-term debt..............................................           $ 492,573     $ 65,866
                                                                         =============   ==========




     Aggregate loan maturities subsequent to December 31, 2000 are as follows:


FISCAL YEARS ENDING                                                                        TOTALS
                                                                                        ------------
2001 ..........................................................................             $  8,545
2002 ..........................................................................               13,443
2003 ..........................................................................               23,830
2004...........................................................................               23,228
2005 ..........................................................................               32,587
Thereafter ....................................................................              399,486
                                                                                        ------------
Total .........................................................................            $ 501,119
                                                                                        ============


     Under a new long-term credit agreement dated December 22, 2000 with several banks and other financial institutions, including Bank of America, Livewire may borrow up to $415 million in term and revolving loans. Livewire may add new lenders to the agreement (with the consent of the current lenders) increasing the available borrowings up to an additional $135 million for a total commitment of $550 million. In the discussion that follows, the $135 million that is subject to additional lenders and consent of current lenders, is referred to as the "additional commitment". Term loan B has a current commitment of $58.5 million with an additional commitment of $41.5 million available. Term loan B matures on June 30, 2007. Principal payments begin on June 30, 2001 and are due semi-annually from that date. Each principal installment is 0.5% of the original principal amount with the remaining

94% due on the maturity date. Term loan A has a current commitment of $125 million with an additional commitment of $25 million available. Term loan B must be fully extended to its current commitment before the term loan A funds are received. Term loan A matures on December 22, 2006. Principal payments begin on September 30, 2002 and are due semi-annually. Principal installments range from 2.5% of the original principal amount in the first year of installments to 21.25% at the maturity date. The revolving credit loans (the "Revolver") have a current commitment of $231.5 million with an additional commitment of $68.5 million available. The Revolver loans are available from December 28, 2000 through December 21, 2006. The termination date for the Revolver loans is December 22, 2006. Interest for all the loans is paid quarterly in arrears and is based on the "Alternate Base Rate" or the "Eurodollar Rate", whichever is applicable to the loan, plus margins based on the leverage ratio as defined in the agreement for term A and the Revolver loans and defined margins for term B loans. The Alternate Base Rate is a daily fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.5% and the Prime Rate. The Eurodollar Rate is the rate per annum equal to the average British Bankers Association Interest Settlement Rate for deposits in the relevant currency or an alternate base, as defined in the agreement, if that rate is unavailable. The Revolver is also subject to a commitment fee of 0.375% to 0.5% per annum subject to the leverage ratio and based on the unused portion of the current commitment. The loans are collateralized by substantially all of the operating assets of the Company. Material restrictions include: the Interest Coverage Ratio may not be less than 2.5:1 through December 31, 2003 (increasing thereafter); the Fixed Charge Coverage Ratio may not be less than 1:1 through December 31, 2003 (increasing thereafter); Other Indebtedness may not exceed $75 million; the Leverage Ratio is not to exceed 4.25:1 through June 30, 2002 (decreasing thereafter); Consolidated Operating Cash Flow may not be less than $32 million. The agreement permits debt under the First Amended and Restated Credit Agreement with Liberty Media of up to $310 million (See note 11).

     In June 2000, the Company, through its indirectly wholly owned subsidiary, TeleCine, Ltd., financed the purchase of a freehold property at 48 Charlotte Street, London, U.K. with a 10-year mortgage note in the amount of $3.9 million bearing interest at 8.02% per annum. The loan is secured by the property.

     In April 1999, the Company, through its indirectly wholly owned subsidiary, TeleCine, Ltd., financed the purchase of the freehold property at 50/54 Charlotte Street, London, U.K. with a 10-year term mortgage loan in the amount of $5.2 million. The loan is secured by the property. Equal payments of $105,000 (principal and interest) are due quarterly based on a 25-year amortization period with the balance of the note due after 10 years. Interest is fixed at 6.7251%. The note contains a minimum net worth requirement of at least $9 million plus 50% of earnings subsequent to fiscal year 1998.

     The Company exercised its option to purchase for $5,699 equipment leased under a sale/leaseback transaction that matured in December 1999. The purchase was funded by borrowings under the credit facilities and is payable as a capital lease obligation over two years maturing in December 2002 with interest based on LIBOR.

     Livewire and its subsidiaries have entered into various capital leases related to the purchase of equipment. The capital lease obligations are due at various times through 2004 and bear interest at rates of 7.74% to 19.4%.

     Other long-term debt consists of notes and obligations acquired in connection with other acquisitions and bearing interest between 9.4% and the prime rate plus 1/4%.

5.   INCOME TAXES

The Company's effective income tax rate differs from the federal statutory income tax rate due to the following:



                                                                 SEVEN     |   FIVE       FOUR      YEAR     YEAR
                                                                MONTHS     |  MONTHS     MONTHS     ENDED    ENDED
                                                                 ENDED     |   ENDED      ENDED     AUGUST   AUGUST
                                                               DECEMBER    |   MAY 31,   DECEMBER     31,      31,
                                                               31, 2000    |    2000     31, 1999    1999     1998
- -------------------------------------------------------------------------- |-------------------------------------------
                                                                           |
Federal statutory income tax rate............................        35.0% |       35.0%      35.0%    35.0%    35.0%
Adjust to actual Company rate................................           0  |       (1.0)      (1.0)    (1.0)    (1.0)
                                                              ------------ |-------------------------------------------
Adjusted federal statutory income tax rate...................        35.0  |       34.0       34.0     34.0     34.0
State and foreign taxes, net of federal benefit..............        (8.5) |      (10.2)     (48.6)     0.0     (6.8)
Non-deductible goodwill amortization                                (86.2) |       (1.8)         0      0          0
Other, net...................................................        (0.5) |       (4.0)      (1.1)     1.7     (0.7)
                                                              ------------ |-------------------------------------------
Total........................................................       (60.2)%|      18.0%     (15.7)%   35.7%    26.5%
                                                              ============ |==========================================

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

Components of the income tax provision are as follows:


                                   SEVEN MONTHS  |                  FOUR MONTHS
                                      ENDED      |  FIVE MONTHS        ENDED        YEAR ENDED   YEAR ENDED
                                   DECEMBER 31,  | ENDED MAY 31,    DECEMBER 31,    AUGUST 31,     AUGUST 31,
                                       2000      |      2000           1999            1999          1998
                                  ---------------| --------------- -------------- -------------- -------------
                                                 |
Current - domestic                   $   (11,487)|         $    0       $  (411)      $   312      $     (84)
Deferred - domestic                         (282)|           (633)          122        (1,029)           550
                                  ---------------| --------------- -------------- -------------- -------------
        Domestic                         (11,769)|           (633)         (289)         (717)           466
                                                 |
Current - foreign                          2,295 |            646           433         2,114            988
Deferred - foreign                        13,153 |           (454)            0          (667)          (224)
                                  ---------------| --------------- -------------- -------------- -------------
        Foreign                           15,448 |            192           433         1,447            764
                                  ---------------| --------------- -------------- -------------- -------------
Total                                $     3,679 |       $   (441)      $   144       $   730      $   1,230
                                  ===============| =============== ============== ============== =============



         Deferred income tax assets and liabilities consist of the following:


                                                               DECEMBER 31,     |   DECEMBER 31,
                                                                  2000          |       1999
                                                           ---------------------|---------------
                                                                                |
Current assets:                                                                 |
    Accounts receivable reserves                                   $    2,648   |     $       63
    Accrued liabilities                                                 5,240   |            754
    Lease obligations                                                       0   |           (133)
    Other                                                                 303   |             71
                                                           ---------------------|---------------
Total current assets                                               $    8,191   |     $      755
                                                           =====================|===============
                                                                                |
Long-term assets:                                                               |
    Deferred compensation                                          $    1,206   |     $       24
    Net operating loss carryovers                                      17,937   |          3,786
    FASB 115 marketable securities                                      1,455   |              0
    State income tax credit carryover                                   2,268   |          1,743
    Other                                                               4,991   |          1,144
                                                           ---------------------|---------------
                                                                                |
Total long-term assets                                                 27,857   |          6,697
- ---------------------------------------------------
Valuation allowance                                                   (2,726)   |              0
                                                           ---------------------|---------------
Total deferred tax assets, net                                         33,322   |          7,452
                                                           ---------------------|---------------
                                                                                |
Current liabilities:                                                            |
      Prepaids                                                           (895)  |             (0)
       Other                                                           (2,555)  |             (0)
                                                           ---------------------|---------------
Total current liability                                                (3,450)  |
Long-term liability:                                                            |
    Depreciation                                                       (8,603)  |         (9,441)
    Identifiable intangibles                                          (21,121)  |             (0)
    Other                                                              (2,364)  |           (510)
                                                           ---------------------|---------------
                                                                                |
Total long-term liability                                             (32,088)  |         (9,951)
                                                           ---------------------|---------------
                                                                                |
Total deferred tax liabilities                                        (35,538)  |         (9,951)
                                                           =====================|===============
Net long-term deferred tax liability                               $   (2,216)  |     $   (2,499)
                                                           =====================|===============


     At December 31, 2000, the Company has $43.3 million and $61.1 million in net operating loss carryforwards for federal and state tax purposes, respectively. These net operating losses begin to expire in the year 2019 for federal purposes and 2004 for state purposes. In addition, the Company has $.6 million and $2.5 million of income tax credits for federal and state purposes with no expiration date.

     On the date of acquisition, the Company's net operating loss carryforwards are subject to the change in control provisions of Internal Revenue Code Section
382. The limitations on the net operating loss carryforwards do not have a significant impact on the availability and utilization of the losses.

6.   STOCKHOLDERS' EQUITY

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

7.   STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

STOCK OPTIONS

     The Company had five stock option plans: The 1986, 1994, 1995, and 1997 Stock Option Plans and the 1998 Stock Incentive Plan. No stock options or shares were issued from the 1998 Plan. These plans provided for the granting of either non-qualified or incentive stock options at not less than 85% and 100% of the market value of the stock on the date of the grant, respectively. Options generally became exercisable in installments commencing as of the beginning of a fiscal year near the date of grant.

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

     Pursuant to the Todd Merger on June 9, 2000, each outstanding Todd-AO stock option under all plans became fully vested and was converted into a rollover option to purchase 0.5 of a LMGA share and 0.4 of a Livewire Class A share. All of such converted options automatically expired six months from the acquisition date of June 9, 2000.

     A Stock Option Fulfillment Agreement ("Agreement") was executed between Liberty Media and Livewire as of June 10, 2000 to create a mechanism for Livewire to fulfill its obligations under the rollover options as they pertain to shares of LMGA.

     Pursuant to the Agreement, Livewire purchased LMGA stock on the open market to fulfill the .5 LMGA share portion of the options exercised. To fund such purchases, Liberty Media contributed cash to Livewire equal to (i) the number of LMGA shares delivered pursuant to the rollover option elections TIMES (ii) the average of the high and low price per LMGA shares during the day the rollover option was exercised (iii) LESS a pro rata share of proceeds received from the option holder. In consideration for such capital contributions, Livewire issued shares of Livewire's Class B Common Stock in an amount equal to (i) the number of LMGA shares deliverable upon exercise, TIMES (ii) 1.2.

     During the seven months ended December 31, 2000, 830,871 Todd-AO converted options were exercised for 332,348 shares of Livewire Class A shares. For the funding of the LMGA shares to the option holders, 296,038 shares of Livewire Class B shares have been issued to Liberty Media valued at $5.1 million as consideration for payments made to Livewire for the purchase of LMGA stock on the open market. A gain of $836,000 has been included in the statement of income based on the decrease in LMGA stock price between the date of option exercises and the date the LMGA shares were purchased by Livewire on the open market.

     The following table presents the number and weighted average exercise price of the Todd-AO Stock Options and the Livewire and Liberty Media options that were issued in exchange for the Todd-AO options:


                                                            Livewire                       Weighted-Average
                                             Todd-AO     Class A Stock      LMGA Stock      Exercise Price
                                          Stock Options     Options          Options
     ------------------------------------ -------------- --------------- ------------------ ----------------
     At August 31, 1997                      1,665,591            0               0                $ 7.03
        Awarded                                 96,000            0               0                  9.92
        Exercised                              (96,206)           0               0                  3.50
        Forfeited                              (31,984)           0               0                  9.85
                                          -------------- --------------- ------------------ ----------------
     At August 31, 1998                      1,633,401            0               0                $ 7.35
        Awarded                                 70,500            0               0                  9.34
        Exercised                             (274,080)           0               0                  4.00
        Forfeited                              (53,696)           0               0                  8.33
        Forfeited due to repricing            (176,775)           0               0                 10.41
                                          -------------- --------------- ------------------ ----------------
     At August 31, 1999                      1,199,350            0               0                $ 6.57
        Awarded                                 17,000            0               0                 14.53
        Exercised                             (183,735)           0               0                  7.61
        Forfeited                               (3,970)           0               0                  8.18
                                          -------------- --------------- ------------------ ----------------
     At December 31, 1999                    1,028,645            0               0                $ 6.50
        Awarded                                 15,000            0               0                 10.94
        Exercised                             (152,318)           0               0                  6.56
        Forfeited                              (41,936)           0               0                  6.52
                                          -------------- --------------- ------------------ ----------------
     At June 9, 2000                           849,391            0               0                $ 6.57
        Conversion                            (849,391)     339,756         424,696                  6.57
        Exercised                                    0     (332,348)       (415,436)                 6.46
        Forfeited                                    0       (7,408)         (9,260)                11.40
                                          -------------- --------------- ------------------ ----------------
     At December 31, 2000                            0            0               0                $    0
                                          ============== =============== ================== ================
     Exercisable at December 31, 2000                0            0               0                     0
                                          ============== =============== ================== ================



FASB 123 ACCOUNTING FOR STOCK BASED COMPENSATION - STOCK OPTIONS

     The Company has adopted the disclosure-only provisions of SFAS 123. The estimated fair value of options granted during the five months ended May 31, 2000, four months ended December 31, 1999, the year ended August 31, 1999, and the year ended August 31, 1998 pursuant to SFAS 123 was approximately $52,000, $77,000, $490,000, and $343,000, respectively. There were no options granted during the seven months ended December 31, 2000. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.40%-0.75%, volatility of 25%, a risk free interest rate of 5.65% for May 31, 2000, 5.12% for the four months ended December 31, 1999, 4.95% for August 31, 1999, and 5.05% for August 31, 1998 and expected option lives of 5 to 9 years. Had the Company accounted for its stock based compensation pursuant to the fair value based accounting method in SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:




                                  Livewire                                 Todd-AO
     ------------------------------------------|---------------------------------------------------------------
                                 Seven Months  |                  Four Months
                                    Ended      |  Five Months         Ended         Year Ended    Year Ended
                                 December 31,  |  Ended May 31,    December 31,      August 31,    August 31,
                                    2000       |     2000              1999             1999          1998
     ------------------------------------------|---------------------------------------------------------------
                                               |
     Net income (loss)                         |
        As reported                    (9,793) |         (1,675)           449             1,313         3,419
                              -----------------|---------------------------------------------------------------
        Pro forma                      (9,793) |         (1,727)           408               621         2,863
                              -----------------|---------------------------------------------------------------
     Net income (loss) per                     |
     share                                     |
        As reported basic                (.28) |           (.16)           .05               .14           .34
                              -----------------|---------------------------------------------------------------
        Pro forma basic                  (.28) |           (.16)           .04               .06           .29
     ------------------------ -----------------|---------------------------------------------------------------
        As reported diluted              (.28) |           (.16)           .04               .13           .33
     ------------------------ -----------------|---------------------------------------------------------------
        Pro forma diluted                (.28) |           (.16)           .04               .06           .28
     ------------------------ -----------------|---------------------------------------------------------------



STOCK APPRECIATION RIGHTS

         Pursuant to the acquisition of 4MC by Liberty Media each outstanding 4MC stock option was converted into a stock appreciation right ("SARs") at a ratio 0.32258 shares of LMGA stock for each 1.0 share of 4MC stock. Upon the election to exercise, holders of vested SARs have the option of receiving any net cash appreciation of LMGA stock over the exercise price in cash or shares of LMGA stock.

         The following table presents the number and weighted average exercise price of SARs to purchase LMGA stock for the seven months ended December 31, 2000.


                                                                                        Weighted-Average
                                                                  LMGA SARs              Exercise Price
     -------------------------------------------------------------------------------------------------------
     Converted SARs at June 9, 2000                                   3,856,112               $       12.50
             Exercised                                                   591,839                      11.59
                                                         ---------------------------------------------------
     At December 31, 2000                                             3,264,273                       12.66
                                                         ---------------------------------------------------
     Exercisable at December 31, 2000                                 2,584,009               $       12.56
                                                         ============================


     Exercise prices for SARs outstanding at December 31, 2000 ranged from $.53 to $15.50 and the weighted average remaining contractual life was 7.6 years.

     Summarized information about the outstanding SARs at December 31, 2000 is as follows:



                            Number of                         Weighted-        Number           Weighted-
                           Outstanding     Weighted-Average    Average      Exercisable at      Average
     Range of Exercise    at December 31,     Remaining        Exercise      December 31,       Exercise
           Prices             2000         Contractual Life     Price           2000              Price
     -------------------- --------------- ----------------- -------------- ---------------- ----------------
     $  .53                    5,998           5.8 years         $  .53             5,998        $  .53
     $10.08 to 12.98       2,760,118           7.8 years         $12.32         2,301,527        $12.32
     $13.37 to 15.50         498,157           7.3 years         $14.73           276,484        $14.80
                          --------------- ----------------- -------------- ---------------- ----------------

     $  .53 to 15.50       3,264,273           7.6 years         $12.66         2,584,009        $12.56


     The accrued expense for SARs recorded by Liberty Media at the acquisition of 4MC was $52.9 million. The accrued expense at June 9, 2000 assumed under the Contribution Agreement between Liberty Media and the Company was $30.8 million. The accrued expense at December 31, 2000 is $979,000. The consolidated statement of income for the seven months ended December 31, 2000 reflects a credit adjustment of $29.6 million due to the decline in the stock price underlying the SARs. Upon delivery of an exercise notice to the Company by a participant in the option plan, the Company forwards such notice to Liberty Media. Liberty Media processes the exercise notice. If the participant has elected a cash settlement for the options, Liberty Media will remit funds equivalent to the difference between the LMGA share price established by a ten day trailing average as of the day prior to the exercise and the exercise price for the participant's options multiplied by the number of shares exercised. If the participant elects to receive LMGA shares directly, the participant will remit to the Company a payment equivalent to the exercise price for the participant's options multiplied by the number of shares exercised. Liberty Media will issue shares directly to the participant equivalent to the number of shares exercised.

UNEARNED STOCK COMPENSATION

     Pursuant to the Todd-AO Merger, the Company entered into a consulting agreement with an executive of Todd-AO. The consulting agreement provides for the grant of 150,000 options of LMGA stock that vest 50,000 per year over three years beginning June 9, 2000. The fair value of the stock options recorded as unearned stock compensation on the date of the Todd AO Merger was $2,858,000. The Company recorded $127,000 of stock compensation expense for the seven months ended December 31, 2000 based on the fluctuation in the stock price underlying the options and the unearned stock compensation balance was adjusted to $273,000 as of December 31, 2000.

8.   COMMITMENTS

     OPERATING LEASES - Rent expense for noncancellable operating leases for real property and equipment was $13,950, $8,242 and $6,524 for the years ended December 31, 2000, August 31, 1999 and 1998, respectively. Minimum rentals for operating leases for years ending after December 31, 2000 are as follows: 2001, $23,281; 2002, $21,520; 2003, $18,055; 2004, $16,158; 2005, $15,569; and
$52,503, thereafter. Some of the leases have options to extend terms and are subject to escalation clauses.

     CAPITAL LEASES - Minimum rentals for capital leases for years ending after December 31, 2000 are as follows: 2001, $7,385; 2002, $5,966; 2003, $2,265;
2004, $18. Included in the minimum rentals for capital leases is interest in the amount of $1,859.

     EMPLOYMENT AGREEMENTS - At December 31, 2000, the Company is committed to compensation under long-term employment agreements with certain of its officers and key employees as follows: 2001, $2,574; 2002, $2,082; 2003, $1,857; 2004
$350; and 2005, $350.

9.   CONTINGENCIES

     The Company is involved in litigation and similar claims incidental to the conduct of its business. In management's opinion, none of the pending actions is likely to have a material adverse impact on the Company's financial position or results of operations.

10.  BUSINESS SEGMENT INFORMATION

     Since the change in control of the Company pursuant to the Todd Merger in June 2000, the Company's business units have been aggregated into four reportable operating segments: Content Preparation, Content Management, Content Distribution and Europe. The Audio Services, Entertainment Television and Commercial Television Divisions, which make up the Content Preparation segment, provide the technical and creative services necessary to conform original film or video principal photography into a final product suitable for the public. These are the more traditional post-production services such as creating music and sound effects, as well as visual effects. State-of-the-art facilities and equipment are used to digitally create or manipulate sounds and images in high-resolution formats for integration into feature films, television shows and television commercials. The Content Management segment primarily consists of the Library Services Division, which provides the formatting, archiving, storage and maintenance of master copies of original film and videotape. In addition, this segment restores damaged content, transfers and converts film to video (and vice versa), provides audio layback and standards conversion, and professional duplication. The segment facilitates the worldwide distribution of content in formats ranging from HDTV to streaming media. The Content Distribution segment consists of the Broadcast Services Division which provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via freight, fiber, satellite and the Internet to viewers in North America, Europe and Asia. These services principally include production, on-air promotion, language translation, assembly, origination and distribution, fiber transport, uplink and satellite transponder services and video equipment rentals. The Company maintains a separate segment and management structure for its European/United Kingdom ("UK") activities because of the size and scope of these operations. The various operations are grouped according to function and client base, and are tightly linked to the Company's other major operating segments. The Other column includes corporate related items and income and expenses not allocated to reportable segments. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, including segment income (loss) before income taxes, interest, depreciation and amortization of intangibles.

     Periods prior to June 2000 have been restated to conform to the current reportable operating segments.

     Summarized financial information concerning the Company's reportable segments is shown in following tables:


(DOLLARS IN THOUSANDS)
                                            CONTENT         CONTENT          CONTENT
LIVEWIRE                                  PREPARATION      MANAGEMENT     DISTRIBUTION      EUROPE           OTHER         TOTAL
- --------------------------------------- ---------------  ---------------  -------------  --------------  --------------- ----------
SEVEN MONTHS ENDED
  DECEMBER 31, 2000:
   Revenues............................     $  140,666       $   33,326      $   19,775     $   59,332      $    --      $ 253,099
   Income before income taxes,
      interest, depreciation and
      amortization ....................         30,084           10,795           1,268         12,929        9,487         64,563
   Capital expenditures................         48,230              983           8,583         11,910        6,994         76,700
   Depreciation and amortization
      expense..........................         26,033            4,579           4,690          7,580        8,663         51,545

- ----------------------------------------------------------------------------------------------------------------------------------

TODD-AO
- ----------------------------------------
FIVE MONTHS ENDED
  MAY 31, 2000:
   Revenues............................     $   32,595       $    6,270      $       --      $  14,378      $    --      $  53,243

   Income (loss) before income taxes,
      interest, depreciation and
      amortization.....................          3,247            1,389              --          2,725         (911)         6,450
   Capital expenditures................          2,262              161              --          1,615           --          4,038
   Depreciation and amortization
      Expense..........................          4,133              557              --          2,235           --          6,925

FOUR MONTHS ENDED
  DECEMBER 31, 1999:
   Revenues............................     $   25,422       $    5,034      $       --     $   12,805      $    --      $  43,261
   Income before income taxes,
      interest, depreciation and
      amortization.....................          2,427            1,466              --          3,389         (498)         6,784
   Capital expenditures................          2,105              156              --          2,055           --          4,316
   Depreciation and amortization                                                     --
      expense..........................          2,553              437                          1,826           --          4,816

YEAR ENDED AUGUST 31, 1999:
   Revenues............................     $   65,582       $   13,748         $    -- $       39,187      $    --      $ 118,517
   Income before income taxes,
      interest, depreciation and
      amortization.....................          6,696            3,536              --          9,933       (1,233)        18,932
   Capital expenditures................         10,085            4,131              --          8,960           --         23,176
   Depreciation and amortization                                                                                 --
      expense..........................          6,356            1,252              --          5,221                      12,829

- ----------------------------------------------------------------------------------------------------------------------------------




(DOLLARS IN THOUSANDS)
                                            CONTENT         CONTENT          CONTENT
TODD-AO                                   PREPARATION      MANAGEMENT     DISTRIBUTION      EUROPE           OTHER         TOTAL
- --------------------------------------- ---------------  ---------------  -------------  --------------  --------------- ----------
YEAR ENDED AUGUST 31, 1998:
   Revenues............................     $   69,428       $    9,715      $       --     $   23,471     $     --      $ 102,614
   Income before income taxes,
      interest, depreciation and
      amortization.....................          7,918            2,279              --          6,792          152         17,141
   Capital expenditures................         17,539            1,865              --          4,944           --         24,348
   Depreciation and amortization
      expense..........................          6,067            1,088              --          3,530           --         10,685

LIVEWIRE
- ----------------------------------------
DECEMBER 31, 2000
   Identifiable assets.................     $  301,372       $    6,715      $   97,820     $   94,724     $ 44,018      $ 544,649
   Intangible assets - net.............        190,413               --         141,130         58,168      241,485
                                                                                                                           631,196
- -----------------------------------------------------------------------------------------------------------------------------------

TODD-AO
- ----------------------------------------
DECEMBER 31, 1999
   Identifiable assets.................     $   78,694       $    9,143         $    --     $   40,681     $     --     $  128,608
   Intangible assets - net.............         22,934               --              --         10,462           --         33,396



     The following table reconciles segment income before income taxes, interest, depreciation and amortization to the Company's consolidated net income:


         (DOLLARS IN THOUSANDS)


                                                    LIVEWIRE     |                          TODD-AO
                                                   ------------- |  ---------------------------------------------------------
                                                   SEVEN MONTHS  |  FIVE MONTHS    FOUR MONTHS       YEAR           YEAR
                                                      ENDED      |     ENDED          ENDED          ENDED          ENDED
                                                   DECEMBER 31,  |    MAY 31,      DECEMBER 31,   AUGUST 31,     AUGUST 31,
                                                   ------------- |  -------------  -------------  ------------   ------------
                                                       2000      |      2000           1999          1999           1998
                                                   ------------- |  -------------  -------------  ------------   ------------
                                                                 |
Income before income taxes, interest,                            |
   depreciation and amortization................     $ 64,563    |    $ 6,450        $ 6,784        $ 18,932     $ 17,141
Depreciation and amortization...................      (51,545)   |     (6,925)        (4,816)        (12,829)     (10,685)
Interest expense................................      (19,132)   |     (1,641)        (1,384)         (3,617)      (1,807)
Provision for income taxes......................       (3,679)   |        441           (135)           (880)      (1,230)
                                                   ------------- |  -------------  -------------  ------------   ------------
Income (loss) before change in accounting                        |
  principle.....................................       (9,793)   |     (1,675)           449           1,606        3,419
Change in accounting principle..................           --    |         --             --            (293)          --
                                                   ------------- |  -------------  -------------  ------------   ------------
Net income (loss)...............................      $(9,793)   |    $(1,675)       $   449        $  1,313     $  3,419
                                                   ============= |  =============  =============  ============   ============

     Information as to the Company's operations in different geographic areas is as follows:

                                                     LIVEWIRE    |                           TODD-AO
                                                   ------------- |   ---------------------------------------------------------
                                                   SEVEN MONTHS  |   FIVE MONTHS    FOUR MONTHS       YEAR           YEAR
                                                      ENDED      |      ENDED          ENDED          ENDED          ENDED
                                                   DECEMBER 31,  |     MAY 31,      DECEMBER 31,   AUGUST 31,     AUGUST 31,
                                                   ------------- |   -------------  -------------  ------------   ------------
                                                       2000      |       2000           1999          1999           1998
                                                   ------------- |   -------------  -------------  ------------   ------------
                                                                 |
Revenues:                                                        |
United States..................................... $  185,520    |     $ 38,865      $  30,456      $  79,330     $  79,143
United Kingdom ...................................     59,332    |       14,378         12,805         39,187        23,471
Mexico............................................      2,649    |           --             --             --            --
Asia..............................................      5,598    |           --             --             --            --
                                                   ------------- |   -------------  -------------  ------------   ------------
Total............................................. $  253,099    |     $ 53,243      $  43,261      $ 118,517     $ 102,614
                                                   ============= |   =============  =============  ============   ============
                                                                 |
Net income (loss) before change in accounting                    |
  principle:                                                     |
United States..................................... $  (14,383)   |     $ (1,823)     $    (555)     $  (1,169)    $   1,209
United Kingdom ...................................      3,720    |         148           1,004          2,775         2,210
Mexico............................................        442    |           --             --             --            --
                                                                 |
Asia..............................................        428    |           --             --             --            --
                                                   ------------- |   -------------  -------------  ------------   ------------
Total............................................. $   (9,793)   |     $ (1,675)     $     449      $   1,606     $   3,419
                                                   ============= |   =============  =============  ============   ============
                                                                 |
Assets:                                                          |
United States..................................... $1,001,816    |     $111,430      $ 111,116      $ 106,258     $  91,001
United Kingdom ...................................    152,892    |       48,018         50,888         46,922        44,365
Mexico............................................      5,232    |           --             --             --            --
Asia..............................................     15,905    |           --             --             --            --
                                                   ------------- |   -------------  -------------  ------------   ------------
Total............................................. $1,175,845    |     $159,448      $ 162,004      $ 153,180     $ 135,366
                                                   ============= |   =============  =============  ============   ============



11.  RELATED PARTY TRANSACTIONS

     In connection with the Todd Merger, Livewire and Liberty Media entered into the Liberty Subordinated Credit Agreement, which was amended and restated on December 22, 2000. The agreement provides for aggregate credit commitments of at least $145 million and up to $213.6 million, subject to additional commitments under the Senior Credit Agreement with its institutional lenders and to the completion of proposed transactions as defined in the agreement. Funds are available at Livewire's option in whole or in part at any time during the 4-year period June 9, 2000 to June 9, 2004. The notes issued under the Liberty Agreement will be unsecured senior subordinated obligations, ranking junior to Livewire's Senior Credit Agreement with its institutional lenders. The convertible notes will bear interest at 10% per annum, payable quarterly in arrears either in cash, shares of Livewire's Class B common stock or a combination thereof, subject to certain limits. To the extent interest is paid in shares of Class B common stock, such shares will be valued at 95% of the trailing ten day average closing price of the Class A common stock of Livewire on the interest payment date. The notes are convertible at the option of Liberty Media into shares of Livewire's Class B Common Stock at a conversion price of $10.00 per share.

     The Company filed its own consolidated federal income tax return up to May 31, 2000. Commencing June 1, 2000, the Company is included in the consolidated tax return of AT&T and is party to a Tax Liability Allocation and Indemnification Agreement entered into with its parent, Liberty Media (the "Tax Sharing Agreement"). The Tax Sharing Agreement is now at the final stage of documentation but remains subject to approval by the Company's Board of Directors.

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

12.  SUBSEQUENT EVENTS

     On February 1, 2001, Livewire acquired substantially all the assets of the business unit known as "Group W Network Services" ("GWNS") from Viacom, Inc. and certain affiliates of Viacom, for $116.5 million in cash and assumed debt, subject to a post-closing working capital adjustment. Livewire financed the acquisition of Group W Network Services primarily with a loan under the Liberty Subordinated Credit Agreement and borrowings from Livewire's institutional lenders.

     GWNS, with operations in Stamford, Connecticut, Minneapolis, Minnesota and Singapore, is a leading technical service provider in the broadcast industry, providing a wide array of program channel origination, studio production, post production, graphics and satellite transmission services to both domestic and international broadcasters. A recent addition to its product line is a package of Internet-based services that can be provided terrestrially through the Internet and/or via satellite, including streaming video, store and forward, and video-to-desktop multicasting.

     On January 5, 2001, Livewire entered into an Ownership Interest Purchase Agreement with Livewire, ANS Acquisition Sub, Inc. ("ANS"), a direct wholly owned subsidiary of Livewire, and Ascent Entertainment Group, Inc. ("AEG"). Liberty Media is the sole stockholder of AEG. Pursuant to the purchase agreement, Ascent Network Services, a division of AEG, contributed all of its assets to Livewire Network Services, LLC ("LNS"), a direct wholly owned subsidiary of AEG, ANS purchased a 1% ownership interest in LNS from AEG in exchange for $300,000 in cash, and ANS and AEG entered into the Operating Agreement of LNS (the "Operating Agreement").

     Under the Operating Agreement, ANS is appointed as manager of LNS. The Operating Agreement also contains a put-call provision, pursuant to which ANS may elect to purchase from AEG, or AEG may elect to sell to ANS, at certain times during the 2001 calendar year, the remaining 99% of the ownership interests of LNS owned by AEG. The purchase price under the put-call will be payable in cash and will total $29.7 million plus an additional return on that amount accrued at the annual rate of 10% from the date of the purchase agreement to the date of acquisition of the 99% interest.

     The existing collective bargaining agreement governing contracts and agreements with members of the Writers Guild of America is due to expire on April 30, 2001. Additionally, the existing collective bargaining agreement governing contracts and agreements with members of the Screen Actors Guild is set to expire on June 30, 2001. In the event that either or both of these collective bargaining agreements is allowed to expire and a strike or strikes occur, dependent upon the length of any such strike(s), such strike(s) could have a materially adverse effect on the operations, cash flows and financial position of the Company during 2001.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                         BASIC           DILUTED
                                                                        EARNINGS         EARNINGS
                                                                         (LOSS)          (LOSS)
                                                                          PER              PER
TODD-AO                                                      NET         COMMON           COMMON
- -------                           TOTAL       GROSS        INCOME        SHARE            SHARE
FISCAL YEAR 8/31/99             REVENUES     PROFIT        (LOSS)      OUTSTANDING      OUTSTANDING
- -------------------------     ------------  ----------   -----------  --------------  ----------------
First Quarter............        $  33,947     $ 4,784       $ 2,468    $    .26          $    .24
Second Quarter...........           28,388       1,167           897         .10               .09
Third Quarter............           28,093         784            62         .01               .01
Fourth Quarter...........           28,089         569        (2,114)       (.22)             (.21)
                              ------------  ----------   -----------  --------------  ----------------
TOTAL....................        $ 118,517     $ 7,304       $ 1,313    $  .14(a)         $  .13(a)
                              ============  ==========   ===========  ==============  ================
TRANSITIONAL PERIOD
- -------------------------
4 months ended 12/31/99          $  43,261     $ 2,098        $  449    $    .05          $    .04
                              ============  ==========   ===========  ==============  ================



                                                                            BASIC            DILUTED
                                                                           EARNINGS         EARNINGS
                                                                            (LOSS)           (LOSS)
                                                                             PER               PER
                                                                NET         COMMON           COMMON
                                     TOTAL        GROSS        INCOME       SHARE             SHARE
2000                                REVENUES      PROFIT       (LOSS)     OUTSTANDING      OUTSTANDING
- ----                              ------------  ----------   -----------  --------------  --------------
5 months ended 5/31/00...         $   53,243     $   595      $ (1,675)   $   (.16)        $  (.16)
LIBERTY LIVEWIRE                     127,307      (1,361)       (8,778)       (.27)           (.27)
- -------------------------
4 months ended 9/30/00...            125,792      13,507        (1,015)       (.03)           (.03)
Fourth Quarter...........         ----------    ----------   -----------  --------------  --------------
TOTAL....................         $  306,342     $12,741      $(11,468)   $   (.46)        $  (.46)
                                  ==========    ==========   ===========  ==============  ==============




(a) Aggregate per share amounts for each quarter may differ from annual totals as each is independently calculated.

                    LIBERTY LIVEWIRE CORPORATION                    SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


               COLUMN                     COLUMN          COLUMN          COLUMN         COLUMN         COLUMN
                  A                          B              C               D              E               F
                                        ------------  ---------------  -------------  -------------   ------------
                                                        ADDITIONS       ADDITIONS
                                                         CHARGED       ACQUIRED OR
                                         BALANCE AT    (CREDITED) TO    CHARGED TO                      BALANCE
                                         BEGINNING      COSTS AND         OTHER        DEDUCTIONS      AT END OF
             DESCRIPTION                 OF PERIOD       EXPENSES        ACCOUNTS      AND OTHER        PERIOD
- --------------------------------------
Allowance for doubtful accounts:


Year ended August 31, 1998...........      $  562         $  (28)        $1,220 (a)     $      14      $  1,768
                                        ============  ===============  =============  =============   ============

Year ended August 31, 1999...........      $1,768         $ (650)        $   94 (b)     $       3      $  1,215

                                        ============  ===============  =============  =============   ============
4 months ended 12/31/99..............      $1,215         $   96                        $      77      $  1,388
                                        ============  ===============  =============  =============   ============
5 months ended 5/31/00...............      $1,388         $ (149)                                      $  1,239
                                        ============  ===============  =============  =============   ============
7 months ended 12/31/00..............      $1,239         $  493          $3,835(c)                    $  5,567
                                        ============  ===============  =============  =============   ============




(a)  Balance acquired in acquisition of TeleCine.
(b)  Balance acquired in acquisition of Sound One.
(c) Balances acquired in acquisition of 4MC ($2,907), SounDelux ($240) and Soho ($688) .