Form 10-K/A
period 2000-12-31
LIBERTY LIVEWIRE CORP
filed 2001-04-30
CIK 61442

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT #1

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-1461

LIBERTY LIVEWIRE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1679856
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
520 Broadway, Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (310) 434-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, Class A, $.01 Par Value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates at March 25, 2001 was approximately $30,000,000.

    The number of shares of common stock outstanding at March 25, 2001 was: 5,384,506 Class A Shares and 31,612,716 Class B Shares.

DOCUMENTS INCORPORATED BY REFERENCE

    None.

PART III

    The information required by Part III which was to be incorporated in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 2001 Annual Meeting of Stockholders is being filed herewith due to a change in scheduling with respect to the 2001 Annual Meeting of Stockholders.

Item 10. Directors and Executive Officers of the Registrant.

    On March 29, 2001, the executive officers and directors of the Company were as follows:

Name	Age	Position with Company
William R. Fitzgerald(1)(2)	43	Chairman of the Board and Director
David P. Beddow(1)	57	Chief Executive Officer and Director
Robert T. Walston	42	President and Chief Operating Officer and Director
Jeffrey J. Marcketta	46	Executive Vice President and Chief Financial Officer
Marcus O. Evans	51	Executive Vice President, General Counsel and Secretary
Gavin W. Schutz	47	Executive Vice President and Chief Technology Officer
William E. Niles	37	Senior Vice President and Assistant Secretary
M. David Cottrell	44	Vice President and Controller
Silas Cross	61	Vice President, Treasurer and Assistant Secretary
Robert R. Bennett(1)	42	Director
Salah M. Hassanein	79	Director
Gary S. Howard(2)	49	Director
David P. Malm(2)(3)	36	Director
Sydney Pollack(2)(3)	66	Director
Larry E. Romrell	61	Director

(1)
Member of the Executive Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Audit Committee.

    William R. Fitzgerald was elected a Director and appointed Chairman of the Board in August 2000.  He has served as Senior Vice President of Liberty Media Corporation since August 2000. Mr. Fitzgerald served as Chief Operating Officer, Operations Administration, of AT&T Broadband Information Systems, LLC ("AT&T Broadband"), which was formerly known as Tele-Communications, Inc. ("TCI"), from August 1999 to May 2000 and Executive Vice President and Chief Operating Officer of TCI from March 1999 to August 1999. Mr. Fitzgerald served as Executive Vice President and Chief Operating Officer of TCI Communications, Inc. ("TCIC"), the domestic cable subsidiary of TCI, from November 1998 to March 1999, served as an Executive Vice President of TCIC from December 1997 to March 1999 and served as a Senior Vice President of TCIC from March 1996 to December 1997. Mr. Fitzgerald was a Senior Vice President and a Partner in Daniels & Associates, a brokerage and investment banking company, from 1988 to 1996.

    David P. Beddow was appointed Chief Executive Officer of the Company in June 2000. Mr. Beddow most recently served as Vice President of Technology at Liberty Media Corporation. Mr. Beddow previously served as executive vice president of AT&T Broadband, and was an executive vice president of TCI Communications, Inc. and president and chief executive officer of TCI's National Digital Television Center from August 1998 through April 2000. Prior to that, Mr. Beddow held various positions at TCI, TCI Technology Ventures, Primestar, COMSAT and Westinghouse Broadcasting and Cable. Mr. Beddow is a director of Universal Electronics, Inc. On April 19, 2001, Mr. Beddow resigned as an officer and director of the Company.

    Robert T. Walston was appointed President & Chief Operating Officer of the Company in June 2000. Mr. Walston was the founder of Four Media Company and has served as the Chairman and Chief Executive Officer of Four Media Company from 1993 to 2000. Prior to Four Media, Mr. Walston spent ten years as a banker, investment banker and private equity investor, working on merger and acquisition assignments and debt and equity offerings.

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

    Gavin W. Schutz was appointed Executive Vice President and Chief Technology Officer of the Company in June 2000. Mr. Schutz had been with Four Media since 1993, prior to which he spent 13 years as Vice President and Director of Engineering of Image Transform, Inc., a company Four Media acquired in 1993.

    William E. Niles was appointed Senior Vice President and Assistant Secretary of the Company in June 2000. Mr. Niles most recently served as General Counsel and Vice President of Business Affairs for Four Media Company from February 1998 to April 2000, and was General Counsel and Vice President of Business Affairs for Visualize (dba POP), a leading provider of post production and visual effects services, from 1997 to February 1998. From 1991 to 1997, Mr. Niles practiced law as a partner at Stein & Kahan, A Law Corporation, specializing in corporate, transactional, and real estate law. Before that, he was an associate in the Los Angeles office of Baker & McKenzie. Mr. Niles received his B.A. from the University of Southern California in 1985 and his law degree from Georgetown Law School in 1988.

    M. David Cottrell was appointed Vice President and Controller of the Company in June 2000. Mr. Cottrell most recently served as Vice President of Administration of the Company from 1998 to June 2000. Mr. Cottrell previously served as Executive Vice President and Chief Financial Officer for Todd-AO/Hollywood Digital from 1993 to 1998. Prior to 1993, Mr. Cottrell served as Vice President of Finance for The Post Group, Inc.

    Silas Cross was appointed a Vice President of the Company in 1988. In 1995, he was appointed Treasurer and Assistant Secretary. Mr. Cross previously served as Assistant Treasurer of United Artists Communications, Inc ("UACI"), and has served the Company in various capacities since 1965. UACI owned approximately 85% of the Company's common stock until 1986.

    Robert R. Bennett was elected a Director in June 2000. Mr. Bennett has served as President and Chief Executive Officer of Liberty Media since April 1997 and as a director since September 1994. Mr. Bennett also served as acting Chief Financial Officer of Liberty Digital, Inc. from June 1997 to July 1997. Mr. Bennett served as Executive Vice President of TCI from April 1997 to March 1999. Mr. Bennett served as Executive Vice President, Secretary and Treasurer of Liberty Media from June 1995 through March 1997, Chief Financial Officer from May 1996 through March 1997, and in various executive positions since their inception in 1990. Mr. Bennett is a director of Gemstar-TV Guide International, Inc., Liberty Satellite & Technology, Inc., USANi LLC and Telewest Communications plc and serves as a director and Chairman of the Board of Liberty Digital, Inc.

    Salah M. Hassanein was elected a Director in 1962. From 1994 to June 2000, Mr. Hassanein served as President and Chief Executive Officer of the Company, which was then known as The Todd-AO Corporation. Prior to 1994, he was the Company's Senior Executive Vice President. Mr. Hassanein also served as President of Warner Bros. International Theatres Co. from 1988 to June 30, 1994. Mr. Hassanein previously served as Executive Vice President and director of UACI and President of United Artists Eastern Theatres, Inc. Mr. Hassanein is a principal of SMH Entertainment, Inc. and a director of Software Technologies Corporation and Nuesoft Technologies, Inc.

    Gary S. Howard was elected a Director in June 2000. Mr. Howard has served as Executive Vice President, Chief Operating Officer and director of Liberty Media since July 1998. Mr. Howard has also served as Chairman of the Board of Liberty Satellite & Technology, Inc. since August 2000. Mr. Howard served as Chief Executive Officer of Liberty Satellite & Technology, Inc. from December 1996 to April 2000. Mr. Howard also served as Executive Vice President of TCI from December 1997 to March 1999, as Chief Executive Officer, Chairman of the Board and a director of TV Guide, Inc. (prior to its merger with Gemstar) from June 1997 to March 1999; and as President and Chief Executive Officer of TCI Ventures Group, LLC from December 1997 to March 1999. Mr. Howard served as President of TCIC from October 1994 to December 1996; and as Vice President of TCIC from December 1991 through October 1994. Mr. Howard is a director of Liberty Digital, Inc., Liberty Satellite & Technology, Inc., Teligent, Inc. and On Command Corporation.

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

    Sydney Pollack was elected a director of the Company in 1998. A renowned motion picture director, Mr. Pollack's 17 films have received 46 Academy Award® nominations, including four for Best Picture. His film "Out of Africa" won seven Oscars including Best Picture and Best Director. In addition to winning the New York Film Critics' Award for his 1982 film "Tootsie", Mr. Pollack won the Golden Globe for Best Director twice, the National Society of Film Critics Award, and the NATO

Director of the Year Award. Mr. Pollack formed Mirage Enterprises in 1985, which produces motion picture feature films. He is a founding member of The Sundance Institute, The Chairman Emeritus of The American Cinematheque, and serves on the Board of Directors of the Film Preservation Board and The Motion Picture and Television Fund Foundation.

    Larry E. Romrell was elected a director in June 2000. He has served as a consultant to Liberty Media since March 1999. Mr. Romrell served as Executive Vice President of TCI from January 1994 to March 1999 and since March 1999 has served as a consultant to AT&T Broadband. Mr. Romrell also served, from December 1997 to March 1999, as Executive Vice President and Chief Executive Officer of TCI Business Alliance and Technology Co., a subsidiary of TCI prior to the TCI merger that oversaw and developed TCI's technology activities; from December 1997 to March 1999, as Senior Vice President of TCI Ventures Group, LLC; and, from September 1994 to October 1997, as President of TCI Technology Ventures, Inc., a subsidiary of TCI prior to the TCI merger that invested in and developed companies engaged in advancing telecommunications technology. Mr. Romrell served as Senior Vice President of TCIC from 1991 to October 1994. Mr. Romrell is a director of Liberty Media, and General Communication, Inc.

Item 11. Executive Compensation.

    Summary Compensation Table.  Directors receive no cash compensation for their services as directors. The following table shows, for the years ended December 31, 2000, August 31, 1999 and 1998, all forms of compensation for the Chief Executive Officer and each of the most highly compensated executive officers of the company whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2000.

						Long-Term Compensation
		Annual Compensation(1)
						No. of Securities Underlying Options
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)			All Other Compensation ($)
David P. Beddow Chief Executive Officer Liberty Livewire	2000 1999 1998	302,885 — —	(2)	— — —		— — —	341,910 — —	(3)
Salah M. Hassanein President and Chief Executive Officer The Todd-AO Corporation	2000 1999 1998	189,439 221,160 250,000	(4) (4) (4)	— — 241,831	(4)	— — —	— — —
Robert T. Walston President and Chief Operating Officer Liberty Livewire	2000 1999 1998	288,462 — —	(2)	— — —		— — —	1,019 — —	(5)
Jeffrey J. Marcketta Executive Vice President and Chief Financial Officer of Liberty Livewire	2000 1999 1998	201,923 — —	(2)	— — —		— — —	3,029 — —	(5)
M. David Cottrell Vice President and Controller Liberty Livewire	2000 1999 1998	234,200 — —		— — —		— — —	11,700 — —	(6)
Gavin W. Schutz Executive Vice President and Chief Technology Officer of Liberty Livewire	2000 1999 1998	158,654 — —	(2)	— — —		— — —	— — —
Christopher D. Jenkins President Todd-AO Studios	2000 1999 1998	740,327 739,408 963,027	(7) (7) (7)	— — —		— — —	2,528 6,068 6,068	(7) (7) (7)
Richard O'Hare President Todd-AO Video Services	2000 1999 1998	271,131 288,938 204,677		— — —		— 10,000 4,050	16,000 16,000 16,000	(8) (8) (8)

(1)
The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to each officer listed above is less than 10% of the total annual salary of such officer.

(2)
Amounts shown as salary are for seven months ended December 31, 2000. These amounts do not include $192,307 and $134,615 of salary for the five months ended May 31, 2000 earned by Mr. Walston and Mr. Marcketta, respectively, at Four Media Company prior to its acquisition by the Registrant.

(3)
$268,785 of the amount shown as All Other Compensation reflects reimbursed relocation expenses. $73,125 of the amount shown as All Other Compensation reflects the grant to Mr. Beddow by Liberty Media of a common stock interest in Liberty LWR, Inc. (see Item 13 for a complete explanation of this compensation).

(4)
Amount shown as salary for 2000 includes salary of $50,481 and professional fees of $52,083 for the five months ended May 31, 2000 and $86,875 for consulting fees for the period beginning June 9, 2000 and ended December 31, 2000. Amounts shown for 1999 and 1998 salary also include professional fees of $125,000 for each year. Amount shown as bonus for 1998 is a Class A Common Stock bonus of 50,000 shares valued at grant date at $241,813.

(5)
Amounts shown as All Other Compensation represent contributions made by Four Media Company to its 401(k) Plan on the respective executive's behalf, for the seven months ended December 31, 2000.

(6)
Amounts shown as All Other Compensation represent contributions made by Todd-AO to its 401(k) Plan on Mr. Cottrell's behalf.

(7)
Mr. Jenkins is no longer with the Company. On December 31, 2000, his employment agreement expired without renewal. 1998 salary includes non-qualified stock option exercise compensation of $129,360. The amounts that are shown as salary also include compensation of $640,327, $639,408, and $732,667 for 2000, 1999, and 1998, respectively, attributable to services as a sound mixer. Amounts shown as All Other Compensation represent contributions made by Todd-AO under a collective bargaining agreement to the Motion Picture Industry Pension Plan on Mr. Jenkins' behalf.

(8)
Mr. O'Hare served as President of Todd-AO Video Services from 1994 to June 2000. Currently, Mr. O'Hare serves in a non-executive capacity as Vice President Operations of the Company's Content Management business segment. Amounts shown as All Other Compensation represent contributions made by Todd-AO to its 401(k) Plan on Mr. O'Hare's behalf.

OPTION EXERCISES AND VALUE TABLE

    The following table shows each exercise of stock options during the fiscal year ended December 31, 2000 by each of the executive officers named in the Summary Compensation Table, together with respective aggregate values of unexercised options at December 31, 2000.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired on Exercise (#)		Number of Unexercised Options at December 31, 2000		Value of Unexercised In-the-Money Options at December 31, 2000
		Value Realized ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Salah M. Hassanein	253,000	7,803,507	—	—	—	—
M. David Cottrell	9,800	144,776	—	—	—	—
Christopher D. Jenkins	52,600	2,139,505	—	—	—	—
Richard O'Hare	32,650	1,162,986	—	—	—	—

EMPLOYMENT AGREEMENTS

    The Company has employment agreements with Messrs. Walston, Marcketta, and O'Hare. Mr. Walston's agreement (expiring December 31, 2003) provides for an annual salary of $500,000. Mr. Marcketta's agreement (expiring December 31, 2003) provides for an annual salary of $350,000. Mr. O'Hare's agreement (expiring August 31, 2001) provides for a salary of $260,000 and $280,000 for the twelve months ending August 31, 2000 and 2001, respectively. The Company also had an employment agreement with Mr. Jenkins which expired without renewal on December 31, 2000.

CONSULTING AGREEMENT

    In connection with Liberty Media Corporation's acquisition of a controlling interest in the Company, through the merger of the Company and B-Group Merger Sub (referred to herein as the "Todd Merger"), Salah M. Hassanein, a director of the Company, SMH Entertainment, Inc. (a corporation under Mr. Hassanein's control), the Company and Liberty Media are parties to a three-year consulting agreement, under which (i) SMH is entitled to receive $150,000 annually as compensation for Mr. Hassanein's consulting services to the Company during the term of the agreement, and (ii) Mr. Hassanein became entitled to receive, on and as of the closing of the Todd Merger, stock options to purchase 150,000 shares of Class A Common Stock at an exercise price of $10.27 per share. As of the date of this report, Mr. Hassanein has not received such options. Mr. Hassanein and the Company are currently engaged in negotiations regarding possible changes to the terms of such consulting agreement to be mutually agreed.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  (a)
  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table lists stockholders believed by the Company to be the beneficial owners of more than five percent of the outstanding shares of any class of the Company's voting stock as of February 28, 2001. Voting power in the table is computed based on one vote per share for Class A Common Stock and 10 votes per share for Class B Common Stock. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them, except to the extent such power may be shared by a spouse or as otherwise stated in the notes to the table.

Name and address of beneficial owner	Title of class	No.of shares beneficially owned		Percent of class	Combined voting power
Liberty Media Corporation 9197 S. Peoria Street Englewood, Colorado	Class A common stock Class B common stock	— 31,612,716		— 100.00%	98.33%
Robert A. Naify 172 Golden Gate Ave. San Francisco, CA 94102	Class A common stock Class B common stock	876,985 —	(1)	16.29 —%	*
Marshall Naify Revocable Trust 172 Golden Gate Ave. San Francisco, CA 94102	Class A common stock Class B common stock	771,343 —	(2)	14.33 —%	*
Salah M Hassanein 2318 Ocean Front Del Mar, CA 92014	Class A common stock Class B common stock	286,528 —	(3)	5.32 —%	*
Paul Dujardin 500 Fifth Avenue, Suite 2020 New York, NY 10110	Class A common stock Class B common stock	682,687 —		12.68 —%	*

*
less than 1%

(1)
Includes 876,985 shares of Class A common stock held by trusts for which Mr. Naify is both trustee and beneficiary. Excludes 4,023 shares of Class A common stock held in trust for which Mr. Naify is trustee and has no beneficial interest. Mr. Naify disclaims beneficial ownership of these shares.

(2)
The sole trustee for the Marshall Naify Revocable Trust is Michael Naify. Michael Naify has a 1/3 beneficial interest and 100% voting control of the trust. Since the death of Marshall Naify, the trust has become an irrecvocable trust.

(3)
Includes 20,000 shares of Class A common stock held by an irrevocable trust for which Mr Hassanein is trustee and has no beneficial interest. Mr. Hassanein disclaims beneficial ownership of these shares. If such shares were excluded from the table, Mr. Hassanein would own 4.95% of the Class A common stock of Livewire.

(b)
SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth information with respect to the ownership by each director and each of the named executive officers of Livewire and by all directors and executive officers of Livewire as a group of shares of Livewire common stock. In addition, the table sets forth information with respect to the ownership of such individuals of shares of AT&T common stock, Liberty Media Group Class A and Class B common stock ("Liberty Media Group Tracking Stock"), AT&T Wireless Group common stock ("Wireless Group Tracking Stock"), Liberty Digital Series A common stock and Liberty Satellite & Technology Inc ("LSAT") Series A and B common stock, all of which are equity securities of AT&T Corp., which indirectly owns 100% of Liberty Media, which in turn owns a controlling interest in Livewire.

    The AT&T charter provides that, except as otherwise required by New York law or any special voting rights of AT&T preferred stock, Liberty Media Group Tracking Stock or Wireless Group Tracking Stock, the holders of AT&T common stock, Liberty Media Group Tracking Stock, Wireless Group Tracking Stock and AT&T preferred stock, if any, entitled to vote with the common shareholders, vote together as one class.

    The following information is given as of February 28, 2001 and, in case of percentage ownership information, is based on (1) 3,807,460,036 shares of AT&T common stock; (2) 2,376,765,123 shares of Liberty Media Group Class A tracking stock and 212,045,288 shares of Liberty Media Group Class B tracking stock; (3) 362,750,025 shares of AT&T Wireless Group tracking stock; (4) 33,206,409 shares of Liberty Digital Series A common stock; (5) 65,471,095 shares of LSAT Series A common stock and 7,732,496 shares of LSAT Series B common stock; and (6) 5,384,507 shares of Livewire Class A common stock and 31,612,716 shares of Livewire Class B common stock, in each case outstanding on that date. Voting power in the table is computed based on one vote per share for Livewire Class A Common Stock and 10 votes per share for Livewire Class B Common Stock. Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after February 28, 2001, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. So far as is known to us, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except to the extent such power may be shared with a spouse or as otherwise stated in the notes to the table.

Name	Title of class	No. of shares beneficially owned		Percent of class	Combined voting power
Directors:
William R. Fitzgerald	Livewire Class A				*
	Livewire Class B
	AT&T common stock group	123,483	(1)
	Liberty Media Group Class A	34,768		*
	Liberty Media Group Class B
	AT&T Wireless Group
	Liberty Digital Series A
	LSAT Series A
	LSAT Series B
David P. Beddow	Livewire Class A				*
	Livewire Class B
	AT&T common stock group	4,368		*
	Liberty Media Group Class A	23,028		*
	Liberty Media Group Class B
	AT&T Wireless Group	10,000		*
	Liberty Digital Series A
	LSAT Series A	414,300	(2)	*
	LSAT Series B
Robert T. Walston	Livewire Class A				*
	Livewire Class B
	AT&T common stock group
	Liberty Media Group Class A	645,160	(3)	*
	Liberty Media Group Class B
	AT&T Wireless Group
	Liberty Digital Series A
	LSAT Series A
	LSAT Series B

Robert R. Bennett	Livewire Class A				*
	Livewire Class B
	AT&T common stock group	249,000	(4)	*
	Liberty Media Group Class A	3,603,000	(5)	*
	Liberty Media Group Class B
	AT&T Wireless Group
	Liberty Digital Series A	80,000	(6)	*
	LSAT Series A	5,000	(7)	*
	LSAT Series B
Salah M Hassanein	Livewire Class A	286,528	(8)	5.32%	*
	Livewire Class B
	AT&T common stock group
	Liberty Media Group Class A	870,574		*
	Liberty Media Group Class B
	AT&T Wireless Group
	Liberty Digital Series A
	LSAT Series A
	LSAT Series B
Gary S. Howard	Livewire Class A				*
	Livewire Class B
	AT&T common stock group	16,000		*
	Liberty Media Group Class A	1,370,000	(9)	*
	Liberty Media Group Class B
	AT&T Wireless Group
	Liberty Digital Series A	20,000	(10)	*
	LSAT Series A	755,000	(11)	1.15%
	LSAT Series B
David P. Malm	Livewire Class A	10,002		*	*
	Livewire Class B
	AT&T common stock group
	Liberty Media Group Class A	15,179		*
	Liberty Media Group Class B
	AT&T Wireless Group
	Liberty Digital Series A
	LSAT Series A
	LSAT Series B
Sydney Pollack	Livewire Class A	5,600		*	*
	Livewire Class B
	AT&T common stock group
	Liberty Media Group Class A	9,625		*
	Liberty Media Group Class B
	AT&T Wireless Group
	Liberty Digital Series A
	LSAT Series A
	LSAT Series B

Larry E. Romrell	Livewire Class A				*
	Livewire Class B
	AT&T common stock group	511,000	(12)	*
	Liberty Media Group Class A	2,778,000	(12)	*
	Liberty Media Group Class B	3,000		*
	AT&T Wireless Group
	Liberty Digital Series A
	LSAT Series A	741,000	(13)	1.13%
	LSAT Series B
Other Executive Officers:
Jeffrey J Marcketta	Livewire Class A				*
	Livewire Class B
	AT&T common stock group
	Liberty Media Group Class A	322,850	(14)	*
	Liberty Media Group Class B
	AT&T Wireless Group
	Liberty Digital Series A
	LSAT Series A
	LSAT Series B
M. David Cottrell	Livewire Class A	7,132		*	*
	Livewire Class B
	AT&T common stock group
	Liberty Media Group Class A	7,155		*
	Liberty Media Group Class B
	AT&T Wireless Group
	Liberty Digital Series A
	LSAT Series A
	LSAT Series B
Christopher D. Jenkins	Livewire Class A	7,540		*	*
	Livewire Class B
	AT&T common stock group
	Liberty Media Group Class A	26,300		*
	Liberty Media Group Class B
	AT&T Wireless Group
	Liberty Digital Series A
	LSAT Series A
	LSAT Series B
Richard O'Hare	Livewire Class A	1,860		*	*
	Livewire Class B
	AT&T common stock group
	Liberty Media Group Class A	8,325		*
	Liberty Media Group Class B
	AT&T Wireless Group
	Liberty Digital Series A
	LSAT Series A
	LSAT Series B

Silas Cross	Livewire Class A	3,638		*	*
	Livewire Class B
	AT&T common stock group
	Liberty Media Group Class A	5,848		*
	Liberty Media Group Class B
	AT&T Wireless Group
	Liberty Digital Series A
	LSAT Series A
	LSAT Series B
Gavin Schutz	Livewire Class A				*
	Livewire Class B
	AT&T common stock group
	Liberty Media Group Class A	19,356	(15)	*
	Liberty Media Group Class B
	AT&T Wireless Group
	Liberty Digital Series A
	LSAT Series A
	LSAT Series B
William Niles	Livewire Class A				*
	Livewire Class B
	AT&T common stock group	500		*
	Liberty Media Group Class A	10,520	(16)	*
	Liberty Media Group Class B
	AT&T Wireless Group	200		*
	Liberty Digital Series A
	LSAT Series A
	LSAT Series B
Marcus O. Evans	Livewire Class A				*
	Livewire Class B
	AT&T common stock group	319		*
	Liberty Media Group Class A
	Liberty Media Group Class B
	AT&T Wireless Group
	Liberty Digital Series A
	LSAT Series A	27		*
	LSAT Series B

All directors and	Livewire Class A	322,300	5.99%	*
executive officers as	Livewire Class B	0
a group (17 persons)	AT&T common stock group	904,670	*
	Liberty Media Group Class A	9,749,418	*
	Liberty Media Group Class B	3,000	*
	AT&T Wireless Group	10,200	*
	Liberty Digital Series A	100,000	*
	LSAT Series A	1,915,3270	2.93%
	LSAT Series B	0

*
less than 1%
(1)
Includes options to purchase 95,297 shares of AT&T common stock, all of which are fully vested.
(2)
Includes options to purchase 412,788 shares of LSAT Series A common stock, all of which are fully vested.
(3)
Assumes the exercise in full of stock options to acquire 645,160 shares of Liberty Media Group Class A tracking stock, all of which are currently excercisable.
(4)
Includes 232,710 restricted shares of AT&T common stock, none of which is currently vested
(5)
Includes 902,767 restricted shares of Liberty Media Group Class A tracking stock, none of which is currently vested.
(6)
Assumes the exercise in full of stock options to acquire 80,000 shares of Liberty Digital Series A common stock, all of which are currently excercisable.
(7)
Includes beneficial ownership of 5,000 shares of LSAT Series A common stock which may be acquired within 60 days after February 28, 2001, pursuant to stock options granted in tandem with SARs.
(8)
Includes 20,000 shares of Class A common stock held by an irrevocable trust for which Mr Hassanein is trustee and has no beneficial interest. Mr. Hassanein disclaims beneficial ownership of these shares. If the shares were excluded from the table, Mr. Hassanein would own 4.95% of the Class A common stock of Livewire.
(9)
Includes 582,177 restricted shares of Liberty Media Group Class A tracking stock, none of which is currently vested.
(10)
Assumes the exercise in full of stock options to acquire 20,000 shares of Liberty Digital Series A common stock, all of which are currently excercisable.
(11)
Includes beneficial ownership of 694,076 shares of LSAT Series A common stock which may be acquired within 60 days after February 28, 2001, pursuant to stock options (30,000 of which were granted in tandem with SARs).
(12)
Includes beneficial ownership of the following shares which may be acquired within 60 days after February 28, 2001, pursuant to stock options granted in tandem with SARs: (a) 350,229 shares of AT&T common stock; and (b) 2,425,776 shares of Liberty Media Group Class A tracking stock.
(13)
Includes beneficial ownership of 734,076 shares of LSAT Series A common stock which may be acquired within 60 days after February 28, 2001, pursuant to stock options (70,000 of which were granted in tandem with SARs).
(14)
Assumes the exercise in full of stock options to acquire 322,580 shares of Liberty Media Group Class A tracking stock, all of which are currently excercisable.
(15)
Assumes the exercise in full of stock options to acquire 19,356 shares of Liberty Media Group Class A tracking stock, all of which are currently excercisable.
(16)
Assumes the exercise in full of stock options to acquire 10,520 shares of Liberty Media Group Class A tracking stock, all of which are currently excercisable.

Item 13.  Certain Relationships and Related Transactions.

LWR, Inc.

    In November 2000, Liberty Media Corporation granted William R. Fitzgerald, a director and chairman of the board of directors of the Company, Larry E. Romrell, a director of the Company, David P. Beddow, then a director and chief executive officer of the Company, and another individual (who is neither a director nor an executive officer of the Company) an aggregate 4.0725% common stock interest in Liberty LWR, Inc. ("LWR"), a subsidiary of Liberty Media that owns a direct interest in the Company. Upon the formation of LWR on November 2, 2000, Liberty Media contributed to LWR (a) 31,635,682 shares of Class B common stock of the Company (b) all of Liberty Media's rights and obligations under a credit agreement between Liberty Media and the Company, and (c) an agreement to fund certain subordinated convertible loans to be made under that credit agreement. Liberty Media received 81,502 shares of LWR preferred stock and 10,000 shares of LWR common stock at the time of such contribution. Liberty Media then transferred a portion of its common stock to the individuals named above.

    The LWR common stock interest granted to these individuals had a value of $407,250 on the date of grant. The percentage interests granted Messrs. Fitzgerald, Romrell and Beddow, and the values of such interests, are as follows:

	Percentage Common Stock Interest in LWR, Inc.	Value of Interest in LWR, Inc.
William R. Fitzgerald	1.25250%	$125,250
Larry E. Romrell	1.46250%	$146,250
David P. Beddow	.73125%	$73,125

    In addition, LWR awarded Mr. Romrell and Mr. Beddow deferred bonuses in the initial amounts of $3,373,836 and $1,686,921, respectively, such amounts to decrease by an amount equal to any increase during the relevant period in the value of 21 LWR common shares in the case of Mr. Romrell and 10.5 LWR common shares in the case of Mr. Beddow. The relevant period is the period beginning on the date of grant (November 2, 2000) and ending on the earlier of (i) the date on which the recipient ceases to be employed by Liberty Media or any of its affiliates ("Termination Date"), and (ii) November 2, 2005. The adjusted bonus is payable in cash, shares of Liberty Media Group tracking stock, shares of the Company's common stock or any combination of the foregoing (at the election of LWR) within 100 days following the earlier to occur of the Termination Date or the date on which the recipient ceases to be a "covered employee" within the meaning of Section 162(m)(3) of the Internal Revenue Code with respect to Liberty Media or any affiliate of Liberty Media.

    Liberty Media, LWR and all of the above individuals also entered into a stockholders' agreement in which the individuals could require Liberty Media to repurchase, after five years, all or part of their common stock interest in LWR in exchange for Liberty Media common stock at its then fair market value. In addition, Liberty Media has the right to repurchase, in exchange for shares of Liberty Media common stock, the LWR common stock interests held by such individuals at fair market value at any time. The stock grants to Messrs. Fitzgerald, Beddow and Romrell described herein were not made as compensation to such individuals in respect of their services to the Company as directors of the Company.

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)
Financial Statements and Schedules are as listed in the "Index to Financial Statements and Financial Statement Schedule" on page 19 of this Form 10-K/A Amendment #1 to the Registrant's Annual Report on Form 10-K (the "Original 10-K").

  The Financial Statements and Schedules are being filed with this Amendment in order to correct the pro forma financial schedule included in Note 3 to the Registrant's consolidated financial statements, as filed with the Original 10-K. As filed, the original Note 3, contained a significant typographical error, in which the parentheses (indicating losses, rather than income) were omitted from the table at the end of the Note stating the Company's pro forma net loss and pro forma net loss per share for the years ended December 31, 2000 and December 31, 1999. In addition, the Company has restated such pro forma net losses significantly, primarily to reflect a change in the tax calculations made in connection therewith. The Company's actual financial results for the relevant periods in 2000 and 1999 were correctly reported in the Original 10-K and have not been restated or otherwise affected herein.

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

  (3) Reports on Form 8-K and 8-K/A were filed on February 16, 2001 and April 16, 2001, respectively, disclosing the acquisition on February 1, 2001 of substantially all of the assets of the business unit known as "Group W Network Services" from Viacom, Inc. pursuant to a Purchase Agreement dated October 23, 2000.

  (4) A report on Form 8-K was filed on April 20, 2001 disclosing the resignation of David P. Beddow, the Company's Chief Executive Officer and a member of the Board of Directors.

(c)
Exhibits are as listed in the Exhibit Index on page 16 of this 10-K/A Report.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY LIVEWIRE CORPORATION
April 30, 2001	By	/s/ M. DAVID COTTRELL M. David Cottrell Vice President, Controller and Chief Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 30, 2001	By	/s/ WILLIAM R. FITZGERALD William R. Fitzgerald Chairman of the Board and Director	April 30, 2001	By	/s/ ROBERT T. WALSTON Robert T. Walston Director, President and Chief Operating Officer
April 30, 2001	By	/s/ LARRY E. ROMRELL Larry E. Romrell Director	April 30, 2001	By	/s/ ROBERT R. BENNETT Robert R. Bennett Director
April 30, 2001	By	/s/ SALAH M. HASSANEIN Salah M. Hassanein Director	April 30, 2001	By	/s/ GARY S. HOWARD Gary S. Howard Director
April 30, 2001	By	/s/ DAVID P. MALM David P. Malm Director	April 30, 2001	By	/s/ SYDNEY POLLACK Sydney Pollack Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Liberty Livewire Corporation dated as of June 9, 2000 (incorporated by reference to the registrant's Current Report on Form 8-K filed June 13, 2000).
3.2	Bylaws of Liberty Livewire Corporation dated as of June 9, 2000 (incorporated by reference to the registrant's Current Report on Form 8-K filed June 13, 2000).
4.1	Specimen stock certificate representing shares of the registrant's Class A Common Stock is filed herewith.
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
10.47
Asset Purchase Agreement dated as of July 19, 2000, by and among, the registrant, Liberty SEG Acquisition Sub, LLC, SounDelux Entertainment Group of Delaware, Inc., each of the other Sellers named therein, and each of the shareholders of SounDelux named therein is filed herewith.
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
10.50
Contribution Agreement dated as of December 22, 2000, between Liberty Media Corporation and the registrant (re: capital stock of VSC) (incorporated by reference to the registrant's Current Report on Form 8-K filed January 8, 2001, Exhibit 2).
10.51
First Amended and Restated Credit Agreement dated as of December 22, 2000, between Liberty Media Corporation and the registrant (re: subordinated convertible loans) (incorporated by reference to the registrant's Current Report on Form 8-K filed January 8, 2001, Exhibit 3).
10.52
Purchase Agreement dated as of October 23, 2000, by and among Viacom, Inc., Westinghouse Electric G.m.b.H., Westinghouse CBS Holding Company, Inc., CBS Broadcasting, Inc., the registrant and GWNS Acquisition Sub, Inc. (incorporated by reference to the registrant's Current Report on Form 8-K filed February 16, 2001, Exhibit 1).
10.53
Amendment Purchase Agreement dated as of October 23, 2000, by and among Viacom, Inc., Westinghouse Electric G.m.b.H., Westinghouse CBS Holding Company, Inc., CBS Broadcasting, Inc., the registrant and GWNS Acquisition Sub, Inc. (incorporated by reference to the registrant's Current Report on Form 8-K filed February 16, 2001, Exhibit 2).

10.54
Credit Agreement, dated as of December 22, 2000, among Liberty Livewire Corporation, the several banks and other financial institutions from time to time parties to the Agreement, Bank of America, N.A., as issuer of certain letters of credit and as swingline lender, Banc of America Securities LLC, as lead arranger and book manager, Bank of America, N.A., as administrative agent for the lenders, Salomon Smith Barney Inc., as syndication agent for the lenders and the Bank of New York Company, Inc. as documentation agent for the lenders. (Incorporated by reference from the registrant's Form 10-K for the year ended December 31, 2000)
10.55
Share Purchase Agreement for the issued and outstanding ordinary shares of Visiontext, Limited by and between the shareholders of Visiontext, Limited and Four Media Company (UK) Limited, a wholly owned subsidiary of the Registrant. (Incorporated by reference from the registrant's Form 10-K for the year ended December 31, 2000)
21.1	The subsidiaries of the Registrant

    (Incorporated by reference from the registrant's Form 10-K for the year ended December 31, 2000)

LIBERTY LIVEWIRE CORPORATION

Index to Financial Statements and Financial Statement Schedule

Page
Independent Auditors' Report	20
Report of Independent Public Accountants	21
Consolidated Balance Sheets, December 31, 2000 and 1999	22
Consolidated Statements of Income for the Seven Months Ended December 31, 2000, the Five Months Ended May 31, 2000, the Four Months Ended December 31, 1999, and the Years Ended August 31, 1999 and 1998	23
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended August 31, 1998 and 1999, the Four Months Ended December 31, 1999, the Five Months Ended May 31, 2000 and the Seven Months Ended December 31, 2000	24
Consolidated Statements of Cash Flows for the Seven Months Ended December 31, 2000, the Five Months Ended May 31, 2000, the Four Months Ended December 31, 1999, and the Years Ended August 31, 1999 and 1998	26
Notes to Consolidated Financial Statements	32
Supplemental Financial Statement Schedule:
Schedule II: Valuation and Qualifying Accounts for the Seven Months Ended December 31, 2000, the Five Months Ended May 31, 2000, the Four Months Ended December 31, 1999, and the Years Ended August 31, 1999 and 1998	51

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

                      /s/ ARTHUR ANDERSEN LLP

Los Angeles, California
November 9, 1999

LIBERTY LIVEWIRE CORPORATION

Consolidated Balance Sheets

(Dollars in thousands)

	Livewire December 31, 2000	Todd-AO December 31, 1999
Assets
Current assets:
Cash and cash equivalents	$19,466	$10,300
Marketable securities	5,414	416
Trade receivables (net of allowance for doubtful accounts of $5,567 at December 31, 2000 and $1,388 at December 31, 1999)	106,158	23,896
Income tax receivable	—	675
Inventories (first-in first-out basis)	4,932	786
Deferred income taxes, net	4,742	573
Prepaid deposits and other	16,430	2,925

Total current assets	157,142	39,571

Non current assets:
Land	46,145	4,270
Buildings and improvements	71,903	38,785
Equipment	283,752	89,250
Construction in progress	220	2,631

Property, plant and equipment—at cost:	402,020	134,936
Accumulated depreciation and amortization	(35,076)	(52,575)

Property, plant and equipment—net	366,944	82,361

Investments and other non current receivables	2,445	3,718
Due from parent—net	7,245	—
Goodwill (net of accumulated amortization of $16,411 at December 31, 2000 and $3,354 at December 31, 1999)	582,171	33,396
Identifiable intangible assets (net of accumulated amortization of $4,945 at December 31, 2000)	49,025	—
Other assets (net of accumulated amortization of $555 at December 31, 2000)	10,873	2,958

Total assets	$1,175,845	$162,004

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$65,679	$5,039
Accrued liabilities:
Payroll and related taxes	10,948	2,649
Interest	1,120	1,177
SARs compensation payable	979	—
Other	31,155	8,152
Current maturities of long-term debt and capital lease obligations	8,545	4,030
Income taxes payable	998	1,097

Total current liabilities	119,424	22,144

Long-term debt and capital lease obligations	492,573	65,866
Other liabilities	3,764	1,797
Deferred income taxes, net	6,957	3,337

Total liabilities	622,718	93,144

Commitments and contingencies
Stockholders' equity:
Common stock:
Class A; authorized 300,000,000 shares of $0.01 par value; issued 5,384,506 at December 31, 2000 and 8,951,404 at December 31, 1999	54	91
Class B; authorized 100,000,000 shares of $0.01 par value; issued and outstanding 31,612,716 at December 31, 2000 and 1,747,178 at December 31, 1999	316	17
Additional paid-in capital	570,185	47,089
Unearned stock compensation	(273)	—
Treasury stock (shares at cost: 2,400 at December 31, 2000 and 6,000 at December 31, 1999)	(19)	(47)
Retained earnings	(9,793)	21,881
Deferred tax asset to be utilized by parent	(409)	—
Accumulated other comprehensive income (loss)	(6,934)	(171)

Total stockholders' equity	553,127	68,860

Total	$1,175,845	$162,004

See notes to consolidated financial statements

LIBERTY LIVEWIRE CORPORATION
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Livewire	Todd-AO
	Seven Months Ended December 31,	Five Months Ended May 31,	Four Months Ended December 31,	Year Ended August 31,	Year Ended August 31,
	2000	2000	1999	1999	1998
Revenues	$253,099	$53,243	$43,261	$118,517	$102,614

Costs and expenses:
Operating costs and other expenses	218,985	45,723	36,347	98,384	83,279
SARs compensation expense (income)	(29,577)	—	—	—	—
Depreciation and amortization	51,545	6,925	4,816	12,829	10,685
Interest	19,132	1,641	1,384	3,617	1,807
Restructuring and other charges:
Equipment	—	—	—	—	2,414
Lease costs	—	—	—	—	353
Loss on equipment lease commitments	—	—	—	788	—
Other (income) expense—net	(872)	1,070	130	413	(573)

Total costs and expenses	259,213	55,359	42,677	116,031	97,965

Income (loss) before provision for income taxes and change in accounting principle	(6,114)	(2,116)	584	2,486	4,649
Provision for income taxes	3,679	(441)	135	880	1,230

Income (loss) before change in accounting principle	(9,793)	(1,675)	449	1,606	3,419
Change in accounting principle, net of income taxes of $150	—	—	—	(293)	—

Net income (loss)	$(9,793)	$(1,675)	$449	$1,313	$3,419

Net income (loss) available to common stockholders	$(9,793)	$(1,675)	$449	$1,313	$3,419
Effect of dilutive securities: 5% convertible debentures	—	—	—	—	302

Net income (loss) available to common stockholders plus assumed conversions	$(9,793)	$(1,675)	$449	$1,313	$3,721

Weighted average shares outstanding—basic	34,463,373	10,768,773	9,927,077	9,570,187	9,987,429
Effect of dilutive securities:
Stock options	—	—	729,263	262,427	519,565
5% convertible debentures	—	—	—	—	711,057

Weighted average shares outstanding—diluted	34,463,373	10,768,773	10,656,340	9,832,614	11,218,051

Net income (loss) per common share:
Income(loss) before change in accounting principle-basic	$(0.28)	$(0.16)	$0.05	$0.17	$0.34
Change in accounting principle	—	—	—	(0.03)	—

Net income (loss)—basic	$(0.28)	$(0.16)	$0.05	$0.14	$0.34

Income (loss) before change in accounting principle- diluted	$(0.28)	$(0.16)	$0.04	$0.16	$0.33
Change in accounting principle	—	—	—	(0.03)	—

Net income (loss)—diluted	$(0.28)	$(0.16)	$0.04	$0.13	$0.33

See notes to consolidated financial statements

LIBERTY LIVEWIRE CORPORATION
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
For the Years Ended August 31, 1998 and 1999, the Four Months Ended December 31, 1999,
the Five Months Ended May 31, 2000 and the Seven Months Ended December 31, 2000
(Dollars in thousands)

	Common Stock
	Class A		Class B
					Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income Loss	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Other
Balance at August 31, 1997	8,290,494	$83	1,747,178	$17	$39,996	$17,711	$(691)	$—	$263	$6,485

Exercise of stock options	98,206	1	—	—	341	—	—	—	—
Tax benefit from exercise of stock options	—	—	—	—	200	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	—	(1,857)	—	—
Treasury shares transfer to 401(k)	—	—	—	—	—	—	210	—	—
Shares issued for stock award	50,000	—	—	—	268	—	—	—	—
Unrealized gain on investment securities	—	—	—	—	—	—	—	—	104	$104
Gain on foreign currency translation	—	—	—	—	—	—	—	—	847	847
Cash dividends:
Class A ($.06) per share	—	—	—	—	—	(506)	—	—	—
Class B ($.054) per share	—	—	—	—	—	(86)	—	—	—
Net income	—	—	—	—	—	3,419	—	—	—	3,419

Balance at August 31, 1998	8,438,700	84	1,747,178	17	40,805	20,538	(2,338)	—	1,214	$4,370

Exercise of stock options	274,080	3	—	—	1,095	—	—	—	—
Tax benefit from exercise of stock options	—	—	—	—	123	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	—	(3,288)	—	—
Treasury shares cancelled	(723,447)	(7)	—	—	(5,316)	—	5,323	—	—
Treasury shares transfer to 401(k)	—	—	—	—	—	—	256	—	—
Shares issued as compensation	135,000	2	—	—	1,180	—	—	—	—
Unrealized (loss) on investment securities	—	—	—	—	—	—	—	—	(148)	$(148)
(Loss) on foreign currency translation	—	—	—	—	—	—	—	—	(1,602)	(1,602)
Cash dividends:
Class A ($.045) per share	—	—	—	—	—	(349)	—	—	—
Class B ($.0405) per share	—	—	—	—	—	(70)	—	—	—
Net income	—	—	—	—	—	1,313	—	—	—	1,313

Balance at August 31, 1999	8,124,333	$82	1,747,178	$17	$37,887	$21,432	$(47)	$—	$(536)	$(437)

See notes to consolidated financial statements

LIBERTY LIVEWIRE CORPORATION
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
For the Years Ended August 31, 1998 and 1999, the Four Months Ended December 31, 1999,
the Five Months Ended May 31, 2000 and the Seven Months Ended December 31, 2000
(Dollars in thousands)

	Common Stock
	Class A		Class B
					Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Other
Balance at August 31, 1999	8,124,333	$82	1,747,178	$17	$37,887	$21,432	$(47)	$—	$(536)	$(437)

Exercise of stock options	183,735	2	—	—	1,610	—	—	—	—
Conversion of subordinated notes	643,336	7	—	—	7,592	—	—	—	—
Unrealized gain on investment securities	—	—	—	—	—	—	—	—	242	$242
Gain on foreign currency translation	—	—	—	—	—	—	—	—	123	123
Net income	—	—	—	—	—	449	—	—	—	449

Balance at December 31, 1999	8,951,404	91	1,747,178	17	47,089	21,881	(47)	—	(171)	$814

Exercise of stock options	151,318	—	—	—	776	—	—	—	—
Unrealized gain on investment securities	—	—	—	—	—	—	—	—	6,078	$6,078
(Loss) on foreign currency translation	—	—	—	—	—	—	—	—	(435)	(435))
Net (loss)	—	—	—	—	—	(1,675)	—	—	—	(1,675)

Balance at May 31, 2000	9,102,722	91	1,747,178	17	47,865	20,206	(47)	—	5,472	$3,968

Conversion of equity in Todd-AO merger	(4,772,729)	(48)	4,772,729	48	91,474	(20,206)	(28)	(2,858)	(3,549)
Unearned stock compensation	—	—	—	—	(2,458)	—	—	2,585	—
Exercise of stock options	348,959	4	296,039	3	1,413	—	—	—	—
Unrealized (loss) on investment securities	—	—	—	—	—	—	—	—	(4,200)	$(4,200)
(Loss)on foreign currency translation	—	—	—	—	—	—	—	—	(2,043)	(2,043)
Stock issued for Acquisitions	705,554	7	24,796,770	248	413,973	—	—	—	(2,614)
SAR adjustments	—	—	—	—	—	—	—	(409)	—
Contribution to Capital	—	—	—	—	17,918	—	—	—	—
Net Loss	—	—	—	—	—	(9,793)	—	—	—	(9,793)

Balance at December 31, 2000	5,384,506	$54	31,612,716	$316	$570,185	$(9,793)	$(19)	$(682)	$(6,934)	$(16,036)

See notes to consolidated financial statements.

LIBERTY LIVEWIRE CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Livewire	Todd-AO
	Seven Months Ended December 31,	Five Months Ended May 31,	Four Months Ended December 31,	Year Ended August 31,	Year Ended August 31,
	2000	2000	1999	1999	1998
Cash flows from operating activities:
Net income (loss)	$(9,793)	$(1,675)	$449	$1,313	$3,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,545	6,925	4,816	12,829	10,685
Restructuring and other charges	—	—	—	788	2,767
Deferred income taxes	12,995	565	265	(2,695)	327
Tax benefit from exercise of stock options	—	—	—	123	200
Amortization of unearned compensation	127	—	—	—	—
Foreign currency exchange (gain) loss	—	—	73	(718)	847
Amortization of deferred gain on sale/leaseback transaction	—	—	(276)	(2,425)	(2,288)
(Gain) loss on sale of marketable securities and investments	—	—	(391)	(115)	(83)
Loss (gain) on disposition of fixed assets	—	—	(4)	(254)	(209)
Shares issued for stock award	—	—	—	—	268
Changes in assets and liabilities (net of acquisitions):
Trade receivables, net	(7,442)	2,469	(5,727)	1,053	2,241
Inventories and other current assets	(2,000)	(115)	150	645	(526)
Accounts payable and accrued liabilities	662	(1,513)	(400)	1,202	712
SARs compensation payable	(29,576)	—	—	—	—
Accrued equipment lease	—	525	(612)	231	290
Income taxes payable, net	1,739	(1,033)	(1,191)	1,900	254
Other liabilities	738	(1,695)	(66)	(809)	(1,337)
Deferred income	—	—	1,505	17	(603)

Net cash provided by (used in) operating activities	18,995	4,453	(1,409)	13,085	16,964

Cash flows from investing activities:
Purchase of marketable securities and investments	(5,093)	1,951	(539)	(283)	(431)
Proceeds from sale of marketable securities and investments	—	—	1,381	294	1,146
Proceeds from disposition of fixed assets	—	—	23	426	416
Capital expenditures, net	(76,700)	(4,038)	(4,316)	(23,176)	(24,348)
Purchase of 50% interest—103 Estudio, S.L.	—	—	(2,084)	—	—
Cash paid for Sound One	—	—	—	(12,315)	—
Cash paid for Tele-Cine Cell Group plc	—	—	—	—	(15,741)
Net cash acquired in 4MC contribution	14,066	—	—	—	—
Cash paid for Triumph	(8,488)	—	—	—	—
Cash paid for Soho	(26,969)	—	—	—	—
Cash paid for Visiontext	(2,912)	—	—	—	—
Net cash acquired in VSC acquisition	696	—	—	—	—
Other assets	—	(1,669)	932	1,791	319

Net cash flows used in investing activities	$(105,400)	$(3,756)	$(4,603)	$(33,263)	$(38,639)

See notes to consolidated financial statements.

LIBERTY LIVEWIRE CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Continued)

	Livewire	Todd-AO
	Seven Months Ended December 31,	Five Months Ended May 31,	Four Months Ended December 31,	Year Ended August 31,	Year Ended August 31,
	2000	2000	1999	1999	1998
Cash flows from financing activities:
Borrowings of long-term debt	$476,926	$400	$5,748	$34,202	$28,101
Payments on long-term debt and capital leases	(385,485)	(2,669)	(787)	(14,423)	(13,976)
Borrowings from parent, net	(7,246)	—	—	—	—
Proceeds from sale/leaseback transaction	—	—	—	8,809	8,500
Cash payments for SARs exercised	(269)	—	—	—	—
Proceeds from exercise of stock options	5,366	776	—	—	—
Proceeds from issuance of common stock	7,053	—	1,612	1,098	342
Capital contribution	292	—	—	—	—
Treasury stock purchases	—	—	—	(3,288)	(1,857)
Dividends paid	—	—	—	(419)	(592)

Net cash flows provided by (used in) financing activities:	96,637	(1,493)	6,573	25,979	20,518
Effect of exchange rate changes on cash	(203)	(67)	—	(59)	27

Net increase (decrease) in cash and cash equivalents	10,029	(863)	561	5,742	(1,130)
Cash and cash equivalents at beginning of year	9,437	10,300	9,739	3,997	5,127

Cash and cash equivalents at end of year	$19,466	$9,437	$10,300	$9,739	$3,997

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$18,583	$2,689	$1,264	$3,130	$1,696

Income taxes	$2,406	$0	$0	$753	$860

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Livewire
2000:

    In June 2000 the Company acquired all of the outstanding shares of Four Media Company from Liberty Media. In connection with the acquisition the Company issued 16,614,952 shares of Class B Common Stock to Liberty Media.

Assets acquired:
Cash	$14,066
Property, plant and equipment-net	195,680
Trade and other receivables—net	46,723
Deferred income taxes	40,533
Inventory	1,821
Prepaid deposits and other	4,121
Other assets—net	7,685
Identifiable intangible assets	19,820
Goodwill—net	270,744
Liabilities assumed:
Accounts payable and accrued liabilities—net	(73,194)
Long-Term debt and capital lease obligations	(231,922)
Deferred income taxes	(19,029)
Accumulated Foreign exchange loss	2,614
Common stock issued to Liberty Media	(279,662)

Cash paid in acquisition	$0

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

Assets acquired:
Property, plant and equipment	$6,872
Trade and other receivables—net	4,154
Inventory	1,588
Goodwill	70,093
Identifiable intangible assets	10,730
Other assets	298
Liabilities assumed:
Accounts payable and accrued expenses	(3,735)
Common stock issued to Liberty Media	(90,000)

Cash paid in acquisition	$0

    In July 2000 the Company acquired substantially all of the outstanding shares of Triumph Communications Group. In connection with the acquisition the Company paid cash and issued 705,554 shares of Class A Common Stock.

Assets acquired:
Property, plant and equipment—net	$2,539
Trade and other receivables—net	218
Inventory	230
Prepaid deposits and other	439
Deferred income taxes	40
Identifiable intangible assets	3,190
Goodwill	53,543
Liabilities assumed:
Accounts payable and accrued liabilities—net	(6,809)
Long-term debt and capital lease obligations	(332)
Common stock issued to Triumph	(44,570)

Cash paid in acquisition, net of cash received	$8,488

    In August 2000 the Company acquired substantially all of the outstanding shares of Soho Group Limited. In connection with the acquisition the Company paid cash as follows:

Assets acquired:
Property, plant and equipment—net	$16,316
Trade and other receivables—net	4,470
Prepaid deposits and other	223
Goodwill	9,391
Liabilities assumed:
Accounts payable and accrued expenses	(2,583)
Long-term debt and capital lease obligations	(848)

Cash paid in acquisition, net of cash received	$26,969

See notes to consolidated financial statements.

    In October 2000 the Company acquired all of the outstanding shares of Visiontext Limited. In connection with the acquisition the Company paid cash as follows:

Assets acquired:
Property, plant and equipment—net	$656
Trade and other receivables—net	620
Other assets	15
Goodwill	4,314
Liabilities assumed:
Accounts payable and accrued liabilities — net	(757)
Notes issued to sellers	(1,936)

Cash paid in acquisition, net of cash received	$2,912

    On December 22, 2000, the Company acquired all of the outstanding shares of Video Services Corporation from Liberty Media in connection with the acquisition Liberty Media contributed capital to the Company and the Company paid cash as follows:

Assets acquired:
Property, plant and equipment—net	$35,208
Trade and other receivables—net	21,389
Inventory	662
Prepaid deposits and other	4,372
Deferred income taxes	6,911
Other assets—net	826
Identifiable intangible assets	6,090
Goodwill—net	79,693
Liabilities assumed:
Accounts payable and accrued liabilities—net	(27,456)
Current maturities of long-term debt	(2,435)
Long-term debt and capital lease obligations	(4,648)
Other Liabilities	(1,645)
Contribution to capital by Liberty Media	(17,626)

Debt issued in acquisition, net of cash received	$101,342

    On June 9, 2000 approximately 60% of the Company's outstanding common stock was acquired by Liberty Media Corporation. In connection with this acquisition the Company made the following purchase accounting adjustments:

Property, plant and equipment—net	$(11,002)
Marketable securities	(54)
Trade and other receivables—net	98
Goodwill	75,417
Identifiable intangible assets	14,140
Other assets—net	(23)
Accounts payable and accrued expenses	(1,568)
Deferred income tax payable	(12,119)
Additional paid in capital	(91,474)
Unearned compensation	2,858
Treasury stock	(28)
Unearned gain/loss on marketable securities	4,448
Foreign exchange adjustment	(899)
Retained earnings	20,206

Net	$0

See notes to consolidated financial statements.

LIBERTY LIVEWIRE CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Continued)

Todd-AO

1999:

    In June 1999 the Company acquired substantially all of the outstanding shares of Sound One Corporation. In connection with the acquisition the Company paid cash as follows:

Assets acquired:
Property, plant and equipment—net	$4,069
Trade and other receivables—net	1,304
Inventory	108
Deferred income taxes	1,000
Other assets	1,811
Goodwill	7,137
Liabilities assumed:
Accounts payable and accrued liabilities—net	270
Long-term debt and capital lease obligations	(833)
Deferred income taxes	(569)
Common stock issued as compensation	(1,182)
Non-compete agreements payable to sellers	(800)

Cash paid in acquisition	$12,315

1998:

    On May 8, 1998 the Company acquired substantially all of the outstanding shares of Tele-Cine Cell Group plc. In connection with the acquisition the Company paid cash as follows:

Assets acquired:
Property and equipment	$8,378
Trade and other receivables—net	7,755
Investments	119
Inventory	200
Goodwill	10,699
Liabilities assumed:
Accounts payable and accrued liabilities—net	(2,888)
Bank loan	(2,638)
Equipment leases	(438)
Provision for liabilities and charges	(3,239)
Long-term debt issued to sellers	(2,207)

Cash paid in acquisition	$15,741

See notes to consolidated financial statements.

LIBERTY LIVEWIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share and option data)

1.  CHANGE IN CONTROL AND BASIS OF PRESENTATION

    Change in Control—On June 9, 2000 The Todd-AO Corporation ("Todd-AO") stockholders approved the acquisition by Liberty Media Corporation ("Liberty Media") of a controlling interest in Todd-AO and related merger proposals (collectively, the "Todd Merger"), voted in favor of certain post-merger business combinations as set forth in an Agreement between Todd-AO and Liberty Media, dated as of February 11, 2000, and approved the change of Todd-AO's name to Liberty Livewire Corporation ("Livewire" or the "Company"). In the Todd Merger, each issued and outstanding share of Todd-AO Common Stock was converted into the right to receive 0.4 of a share of Class A Livewire Common Stock and 0.5 of a share of AT&T Corp. ("AT&T") Class A Liberty Media Group tracking stock. Liberty Media's aggregate ownership interest in the Company as of December 31, 2000 consists of Class B Common Stock of Livewire representing approximately 85.5% of the Company's outstanding equity, which consists of Livewire's Class A and Class B Common Stock. All of Livewire's outstanding Class B Common Stock is currently held by Liberty Media. This ownership gives Liberty Media 98.3% voting control of the Company.

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

    Basis of Presentation—Due to the level of ownership of the Company obtained by Liberty Media as a result of the merger as discussed above and the contribution of Four Media Company ("4MC") as discussed in note 2, Liberty Media has applied "push down" accounting and transferred to the Company the preliminary fair value adjustments relating to the assets of Todd-AO at June 9, 2000. The assets and liabilities of 4MC have been recorded at Liberty Media's historical value including preliminary fair value adjustments resulting from the acquisition of 4MC by Liberty Media.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

    Cash and cash equivalents—The Company considers investments with original purchased maturities of three months or less to be cash equivalents.

    Marketable securities and investments—Marketable securities consist primarily of corporate preferred stocks and bonds. Management has classified all investment securities as available-for-sale. As a result, securities are reported at fair value with net unrealized holding gains and losses excluded from earnings and reported in stockholders' equity. Fair value is based upon quoted market prices using the specific identification method. Investments include stock and other investments which management intends to hold for more than one year.

    Property and equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed at straight-line rates based upon the estimated useful lives of the various classes of assets. The principal rates are as follows: buildings, 3-5% per annum; equipment, 10-20% per annum; leaseholds, leasehold improvements, and lease acquisition costs over the term of the lease.

    Goodwill—Goodwill represents the excess purchase price paid over the value of net assets acquired, and is being amortized on a straight-line basis over useful lives of 20 years.

    Intangibles—Intangible assets consist of the following:

(In thousands)	December 31, 2000
Assembled workforce	$29,580
Employment agreements	10,850
Covenants not to compete	10,930
Tradenames	2,610

53,970
Accumulated amortization	(4,945)

Intangible assets, net	$49,025

Intangible assets of the Company are amortized on a straight-line basis over their estimated useful lives as follows:

Assembled workforce	5 years
Employment agreements	5 years
Covenants not to compete	3 to 5 years
Tradenames	20 years

    Long-Lived Assets—Management continuously monitors and evaluates the realizability of its long-lived assets, to determine whether their carrying values have been impaired. In evaluating the value and future benefits of long-term assets, their carrying value is compared to management's best estimate of undiscounted future cash flows over the remaining amortization period. Management also considers events or changes in circumstances, which indicate that an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

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

    Income taxes—The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than proposed changes in the tax law or rates.

    Foreign currency translation—The Company's foreign subsidiary's functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of the foreign currency translation adjustments are deferred and are included in stockholders' equity as a component of comprehensive income (loss).

    Net income per common share—The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"), during the year ending August 31, 1998. Under SFAS No. 128, "Basic" EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method.

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

    Fair value of financial instruments—The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. Notes payable are carried at amounts approximating fair values based on current rates offered to the Company for debt with similar collateral and maturities.

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

    Concentration of credit risk and significant customers—The Company's accounts receivable are related primarily to the entertainment industry and are unsecured.

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

    Prior to the acquisition of Todd-AO, the Walt Disney Company and its affiliated companies was the only customer to account for more than 10% of revenues. They accounted for approximately 16% and 15% of revenues for the years ended August 31, 1999 and 1998, respectively.

    Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Stock-Based Compensation—In fiscal 1998, the Company adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company continues to account for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" including related interpretations.

    Change in Accounting Principle—The Company adopted the Statements of Position (SOP) No. 98-5 "Reporting on the Costs of Start-Up Activities" during fiscal year 1999. The effect of the adoption was to record an expense, net of tax, of $293 in fiscal year 1999.

    Comprehensive Income—In fiscal year 1999, the Company adopted Statement of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

    Reclassifications—Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year's presentation.

    Recent Issued Accounting Pronouncements—In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In July 1999 the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 to no later than January 1, 2001 for the Company's financial statements. SFAS No. 133 requires companies to record derivatives on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in the earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133. The Company does not believe the adoption of SFAS No. 133 will have any effect on the Company's financial position or results of operations.

3.  ACQUISITIONS

    On May 8, 1998, Todd Europe, a wholly owned United Kingdom subsidiary of the Company, purchased substantially all of the outstanding shares of Tele-Cine Cell Group plc. ("TeleCine"), a U.K. corporation. The purchase price of the shares was $17,948 (£11,011); $15,741 was paid in cash and $2,207 was represented by unsecured notes bearing interest at a fixed rate of interest of 4.5% payable annually in arrears. The purchase price includes $495 paid by Todd Europe for costs incurred in connection with the acquisition. TeleCine is a London based facility that specializes in video post-production and special effects providing services to the film and television industries.

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

    On June 9, 2000 Liberty Media contributed all of the issued and outstanding shares of 4MC to the Company in exchange for 16,614,952 shares of the Livewire's Class B Common Stock, valued at $279.7 million pursuant to a Contribution Agreement between Liberty Media and the Company. The assets and liabilities of 4MC (including Virgin) were recorded based on Liberty Media's historical values, which includes the effect of Liberty Media's acquisitions of 4MC and Virgin. 4MC provides technical and creative services to producers and distributors of television programming, television commercials, feature films and other entertainment content, as well as to owners of film and television libraries. 4MC's California facilities are located in Los Angeles, Culver City, Burbank and Santa Monica. It has international facilities in Mexico City, London and Singapore.

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

    In August 2000 a wholly owned subsidiary of Livewire, acquired all of the outstanding shares of Soho Group Limited ("Soho") for £17.2 million ($27.2 million), which includes real property in the Soho area of London. The consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with excess consideration of $9.4 million recorded as goodwill. Soho is one of the oldest post-production companies in the U.K., providing services primarily to the commercial advertising industry. Services include commercial editing, film laboratory and negative cutting services using a proprietary computerized technology.

    In October 2000 a wholly owned subsidiary of Livewire, acquired all of the outstanding shares of Visiontext Limited ("Visiontext") for £3.7 million ($5.4 million). The consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with excess consideration of $4.3 million recorded as goodwill. Visiontext is located in London, U.K. and provides sub-titling services to the DVD industry.

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

	2000	1999
Revenues	$574,368	$561,002

Net income (loss)	$(39,284)	$(33,846)

Net income (loss) per common share—Basic	$(1.14)	$(0.94)

Net income (loss) per common share—Diluted	$(1.14)	$(0.94)

4.  LONG-TERM DEBT

    Long-term debt outstanding as of December 31, 2000 and 1999 was as follows:

	2000	1999
Revolving credit facility	$193,500	$57,074
Term loans	183,500	—
Liberty Media convertible notes	92,682	—
Real property mortgage notes	16,535	5,050
Capital lease obligations	13,775	6,040
Other	1,126	1,732

Total	501,118	69,896
Less: current maturities	(8,545)	(4,030)

Total long-term debt	$492,573	$65,866

    Aggregate loan maturities subsequent to December 31, 2000 are as follows:

Fiscal years ending	Totals
2001	$8,545
2002	13,443
2003	23,830
2004	23,228
2005	32,587
Thereafter	399,486

Total	$501,119

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

5.  INCOME TAXES

    The Company's effective income tax rate differs from the federal statutory income tax rate due to the following:

	Seven months ended December 31, 2000	Five months ended May 31, 2000	Four months ended December 31, 1999	Year ended August 31, 1999	Year ended August 31, 1998
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
Adjust to actual Company rate	0	(1.0)	(1.0)	(1.0)	(1.0)

Adjusted federal statutory income tax rate	35.0	34.0	34.0	34.0	34.0
State and foreign taxes, net of federal benefit	(8.5)	(10.2)	(48.6)	0.0	(6.8)
Non-deductible goodwill amortization	(86.2)	(1.8)	0	0	0
Other, net	(0.5)	(4.0)	(1.1)	1.7	(0.7)

Total	(60.2)%	18.0%	(15.7)%	35.7%	26.5%

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

    Components of the income tax provision are as follows:

	Seven Months Ended December 31, 2000	Five Months Ended May 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999	Year Ended August 31, 1998
Current—domestic	$(11,487)	$0	$(411)	$312	$(84)
Deferred—domestic	(282)	(633)	122	(1,029)	550

Domestic	(11,769)	(633)	(289)	(717)	466
Current—foreign	2,295	646	433	2,114	988
Deferred—foreign	13,153	(454)	0	(667)	(224)

Foreign	15,448	192	433	1,447	764

Total	$3,679	$(441)	$144	$730	$1,230

    Deferred income tax assets and liabilities consist of the following:

	December 31, 2000	December 31, 1999
Current assets:
Accounts receivable reserves	$2,648	$63
Accrued liabilities	5,240	754
Lease obligations	0	(133)
Other	303	71

Total current assets	$8,191	$755

Long-term assets:
Deferred compensation	$1,206	$24
Net operating loss carryovers	17,937	3,786
FASB 115 marketable securities	1,455	0
State income tax credit carryover	2,268	1,743
Other	4,991	1,144

Total long-term assets	27,857	6,697
Valuation allowance	(2,726)	0

Total deferred tax assets, net	33,322	7,452

Current liabilities:
Prepaids	(895)	(0)
Other	(2,555)	(0)

Total current liability	(3,450)
Long-term liability:
Depreciation	(8,603)	(9,441)
Identifiable intangibles	(21,121)	(0)
Other	(2,364)	(510)

Total long-term liability	(32,088)	(9,951)

Total deferred tax liabilities	(35,538)	(9,951)

Net long-term deferred tax liability	$(2,216)	$(2,499)

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

    The following table presents the number and weighted average exercise price of the Todd-AO Stock Options and the Livewire and Liberty Media options that were issued in exchange for the Todd-AO options:

	Todd-AO Stock Options	Livewire Class A Stock Options	LMGA Stock Options	Weighted-Average Exercise Price
At August 31, 1997	1,665,591	0	0	$7.03
Awarded	96,000	0	0	9.92
Exercised	(96,206)	0	0	3.50
Forfeited	(31,984)	0	0	9.85

At August 31, 1998	1,633,401	0	0	$7.35
Awarded	70,500	0	0	9.34
Exercised	(274,080)	0	0	4.00
Forfeited	(53,696)	0	0	8.33
Forfeited due to repricing	(176,775)	0	0	10.41

At August 31, 1999	1,199,350	0	0	$6.57
Awarded	17,000	0	0	14.53
Exercised	(183,735)	0	0	7.61
Forfeited	(3,970)	0	0	8.18

At December 31, 1999	1,028,645	0	0	$6.50
Awarded	15,000	0	0	10.94
Exercised	(152,318)	0	0	6.56
Forfeited	(41,936)	0	0	6.52

At June 9, 2000	849,391	0	0	$6.57
Conversion	(849,391)	339,756	424,696	6.57
Exercised	0	(332,348)	(415,436)	6.46
Forfeited	0	(7,408)	(9,260)	11.40

At December 31, 2000	0	0	0	$0

Exercisable at December 31, 2000	0	0	0	0

FASB 123 Accounting for Stock Based Compensation—Stock Options

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

Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

	Livewire	Todd-AO
	Seven Months Ended December 31, 2000	Five Months Ended May 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999	Year Ended August 31, 1998
Net income (loss)
As reported	$(9,793)	$(1,675)	$449	$1,313	$3,419

Pro forma	$(9,793)	$(1,727)	$408	$621	$2,863

Net income (loss) per share
As reported basic	$(.28)	$(.16)	$.05	$.14	$.34

Pro forma basic	$(.28)	$(.16)	$.04	$.06	$.29

As reported diluted	$(.28)	$(.16)	$.04	$.13	$.33

Pro forma diluted	$(.28)	$(.16)	$.04	$.06	$.28

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

	LMGA SARs	Weighted-Average Exercise Price
Converted SARs at June 9, 2000	3,856,112	$12.50
Exercised	591,839	11.59

At December 31, 2000	3,264,273	12.66

Exercisable at December 31, 2000	2,584,009	$12.56

    Exercise prices for SARs outstanding at December 31, 2000 ranged from $.53 to $15.50 and the weighted average remaining contractual life was 7.6 years.

    Summarized information about the outstanding SARs at December 31, 2000 is as follows:

Range of Exercise Prices	Number of Outstanding at December 31, 2000	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2000	Weighted-Average Exercise Price
$.53	5,998	5.8 years	$.53	5,998	$.53
$10.08 to 12.98	2,760,118	7.8 years	$12.32	2,301,527	$12.32
$13.37 to 15.50	498,157	7.3 years	$14.73	276,484	$14.80

$.53 to 15.50	3,264,273	7.6 years	$12.66	2,584,009	$12.56

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

8.  COMMITMENTS

    Operating Leases—Rent expense for noncancellable operating leases for real property and equipment was $13,950, $8,242 and $6,524 for the years ended December 31, 2000, August 31, 1999 and 1998, respectively.

    Minimum rentals for operating leases for years ending after December 31, 2000 are as follows: 2001, $23,281; 2002, $21,520; 2003, $18,055; 2004, $16,158; 2005, $15,569; and $52,503, thereafter. Some of the leases have options to extend terms and are subject to escalation clauses.

    Capital Leases—Minimum rentals for capital leases for years ending after December 31, 2000 are as follows: 2001, $7,385; 2002, $5,966; 2003, $2,265; 2004, $18. Included in the minimum rentals for capital leases is interest in the amount of $1,859.

    Employment Agreements—At December 31, 2000, the Company is committed to compensation under long-term employment agreements with certain of its officers and key employees as follows: 2001, $2,574; 2002, $2,082; 2003, $1,857; 2004 $350; and 2005, $350.

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

    Periods prior to June 2000 have been restated to conform to the current reportable operating segments.

    Summarized financial information concerning the Company's reportable segments is shown in following tables:

Livewire	Content Preparation	Content Management	Content Distribution	Europe	Other	Total
	(Dollars in thousands)
Seven Months Ended December 31, 2000:
Revenues	$140,666	$33,326	$19,775	$59,332	$—	$253,099
Income before income taxes, interest, depreciation and amortization	30,084	10,795	1,268	12,929	9,487	64,563
Capital expenditures	48,230	983	8,583	11,910	6,994	76,700
Depreciation and amortization expense	26,033	4,579	4,690	7,580	8,663	51,545

Todd-AO
Five Months Ended May 31, 2000:
Revenues	$32,595	$6,270	$—	$14,378	$—	$53,243
Income (loss) before income taxes, interest, depreciation and amortization	3,247	1,389	—	2,725	(911)	6,450
Capital expenditures	2,262	161	—	1,615	—	4,038
Depreciation and amortization Expense	4,133	557	—	2,235	—	6,925
Four Months Ended December 31, 1999:
Revenues	$25,422	$5,034	$—	$12,805	$—	$43,261
Income before income taxes, interest, depreciation and amortization	2,427	1,466	—	3,389	(498)	6,784
Capital expenditures	2,105	156	—	2,055	—	4,316
Depreciation and amortization expense	2,553	437	—	1,826	—	4,816
Year Ended August 31, 1999:
Revenues	$65,582	$13,748	$—	$39,187	$—	$118,517
Income before income taxes, interest, depreciation and amortization	6,696	3,536	—	9,933	(1,233)	18,932
Capital expenditures	10,085	4,131	—	8,960	—	23,176
Depreciation and amortization expense	6,356	1,252	—	5,221	—	12,829
Year Ended August 31, 1998:
Revenues	$69,428	$9,715	$—	$23,471	$—	$102,614
Income before income taxes, interest, depreciation and amortization	7,918	2,279	—	6,792	152	17,141
Capital expenditures	17,539	1,865	—	4,944	—	24,348
Depreciation and amortization expense	6,067	1,088	—	3,530	—	10,685
Livewire
December 31, 2000
Identifiable assets	$301,372	$6,715	$97,820	$94,724	$44,018	$544,649
Intangible assets—net	190,413	—	141,130	58,168	241,485	631,196

Todd-AO
December 31, 1999
Identifiable assets	$78,694	$9,143	$—	$40,681	$—	$128,608
Intangible assets—net	22,934	—	—	10,462	—	33,396

    The following table reconciles segment income before income taxes, interest, depreciation and amortization to the Company's consolidated net income:

	Livewire	Todd-AO
	Seven Months Ended December 31, 2000	Five Months Ended May 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999	Year Ended August 31, 1998
	(Dollars in thousands)
Income before income taxes, interest, depreciation and amortization	$64,563	$6,450	$6,784	$18,932	$17,141
Depreciation and amortization	(51,545)	(6,925)	(4,816)	(12,829)	(10,685)
Interest expense	(19,132)	(1,641)	(1,384)	(3,617)	(1,807)
Provision for income taxes	(3,679)	441	(135)	(880)	(1,230)

Income (loss) before change in accounting principle	(9,793)	(1,675)	449	1,606	3,419
Change in accounting principle	—	—	—	(293)	—

Net income (loss)	$(9,793)	$(1,675)	$449	$1,313	$3,419

    Information as to the Company's operations in different geographic areas is as follows:

	Livewire	Todd-AO
	Seven Months Ended December 31, 2000	Five Months Ended May 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999	Year Ended August 31, 1998
Revenues:
United States	$185,520	$38,865	$30,456	$79,330	$79,143
United Kingdom	59,332	14,378	12,805	39,187	23,471
Mexico	2,649	—	—	—	—
Asia	5,598	—	—	—	—

Total	$253,099	$53,243	$43,261	$118,517	$102,614

Net income (loss) before change in accounting principle:
United States	$(14,383)	$(1,823)	$(555)	$(1,169)	$1,209
United Kingdom	3,720	148	1,004	2,775	2,210
Mexico	442	—	—	—	—
Asia	428	—	—	—	—

Total	$(9,793)	$(1,675)	$449	$1,606	$3,419

Assets:
United States	$1,001,816	$111,430	$111,116	$106,258	$91,001
United Kingdom	152,892	48,018	50,888	46,922	44,365
Mexico	5,232	—	—	—	—
Asia	15,905	—	—	—	—

Total	$1,175,845	$159,448	$162,004	$153,180	$135,366

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

    Under the Tax Sharing Agreement, the Company will record a current intercompany tax benefit from Liberty Media in periods when it generates taxable losses and such losses are utilized by Liberty Media to reduce its income tax liability. In periods when the Company generates taxable income, the Company will record current intercompany tax expense. Liberty Media will pay cash to the Company if the Company becomes disaffiliated for any reason from the combined group that files the joint return and when one of the following occurs: a tax refund is received by Liberty Media that is determined to relate to amounts paid by Livewire, or the Company has a tax liability under a separate return and had a net cumulative benefit for net operating losses or credits that were utilized by the Liberty Media Group to the extent of the separate return liability and which would not have expired at the time of the filing of the separate return. Additionally, if the Liberty Media Group does not own 20% of the voting power (loss of control) of Livewire, Liberty Media will pay Livewire an amount equal to the cumulative net tax benefit utilized by the Liberty Media Group that would not have expired at the time of loss of control.

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

13. QUARTERLY FINANCIAL DATA (unaudited)

Todd-AO Fiscal Year 8/31/99	Total Revenues	Gross Profit	Net Income (Loss)	Basic Earnings (Loss) Per Common Share Outstanding		Diluted Earnings (Loss) Per Common Share Outstanding
First Quarter	$33,947	$4,784	$2,468	$.26		$.24
Second Quarter	28,388	1,167	897.10			.09
Third Quarter	28,093	784	62.01			.01
Fourth Quarter	28,089	569	(2,114)	(.22)		(.21)

TOTAL	$118,517	$7,304	$1,313	$.14	(a)	$.13	(a)

Transitional Period
4 months ended 12/31/99	$43,261	$2,098	$449	$.05		$.04

2000	Total Revenues	Gross Profit	Net Income (Loss)	Basic Earnings (Loss) Per Common Share Outstanding	Diluted Earnings (Loss) Per Common Share Outstanding
5 months ended 5/31/00	$53,243	$595	$(1,675)	$(.16)	$(.16)
Liberty Livewire
4 months ended 9/30/00	127,307	(1,361)	(8,778)	(.27)	(.27)
Fourth Quarter	125,792	13,507	(1,015)	(.03)	(.03)

TOTAL	$306,342	$12,741	$(11,468)	$(.46)	$(.46)

(a)
Aggregate per share amounts for each quarter may differ from annual totals as each is independently calculated.

SCHEDULE II

LIBERTY LIVEWIRE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E	Column F
Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Additions Acquired or Charged to Other Accounts		Deductions and Other	Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 1998	$562	$(28)	$1,220	(a)	$14	$1,768

Year ended August 31, 1999	$1,768	$(650)	$94	(b)	$3	$1,215

4 months ended 12/31/99	$1,215	$96			$77	$1,388

5 months ended 5/31/00	$1,388	$(149)				$1,239

7 months ended 12/31/00	$1,239	$493	$3,835	(c)		$5,567

(a)
Balance acquired in acquisition of TeleCine.

(b)
Balance acquired in acquisition of Sound One.

(c)
Balances acquired in acquisition of 4MC ($2,907), SounDelux ($240) and Soho ($688).

QuickLinks

PART III
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
PART IV
SIGNATURES
EXHIBIT INDEX
LIBERTY LIVEWIRE CORPORATION Index to Financial Statements and Financial Statement Schedule
LIBERTY LIVEWIRE CORPORATION Consolidated Balance Sheets (Dollars in thousands)
LIBERTY LIVEWIRE CORPORATION Consolidated Statements of Income (Dollars in thousands, except per share amounts)
LIBERTY LIVEWIRE CORPORATION Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) For the Years Ended August 31, 1998 and 1999, the Four Months Ended December 31, 1999, the Five Months Ended May 31, 2000 and the Seven Months Ended December 31, 2000 (Dollars in thousands)
LIBERTY LIVEWIRE CORPORATION
Consolidated Statements of Cash Flows (Dollars in thousands)
LIBERTY LIVEWIRE CORPORATION
Consolidated Statements of Cash Flows (Dollars in thousands) (Continued)
LIBERTY LIVEWIRE CORPORATION Consolidated Statements of Cash Flows (Dollars in thousands) (Continued)
LIBERTY LIVEWIRE CORPORATION Consolidated Statements of Cash Flows (Dollars in thousands) (Continued)
LIBERTY LIVEWIRE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands except per share and option data)
LIBERTY LIVEWIRE CORPORATION VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)