Form 10-Q
period 2001-03-31
LIBERTY LIVEWIRE CORP
filed 2001-05-15
CIK 61442

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

OR

/ /	Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of common stock outstanding at May 7, 2001 was 5,362,418 Class A shares and 32,297,292 Class B shares.

LIBERTY LIVEWIRE CORPORATION

Quarterly Report on Form 10-Q
March 31, 2001

Index

Page
Part I—Financial Information
Item 1—Financial Statements
The following financial statements are filed herewith:
Condensed Consolidated Balance Sheets, March 31, 2001 (Unaudited) and December 31, 2000 (Audited)	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and February 29, 2000 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and February 29, 2000 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements	8
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3—Quantitative and Qualitative Disclosures About Market Risk	16
Part II—Other Information
Item 1—Legal Proceedings	17
Item 6—Exhibits and Reports on Form 8-K	17
Signature	18

LIBERTY LIVEWIRE CORPORATION

Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

Assets

	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$13,499	$19,466
Marketable securities	3,788	5,414
Trade receivables (net of allowance for doubtful accounts of $8,899 at March 31, 2001 and $5,567 at December 31, 2000)	112,169	106,158
Inventories	4,723	4,932
Deferred income taxes, net	6,707	4,742
Prepaid deposits and other	16,261	16,430

Total current assets	157,147	157,142

Property, plant and equipment (net of accumulated depreciation and amortization of $50,763 at March 31, 2001 and $35,076 at December 31, 2000)	404,437	366,944
Due from parent	8,609	7,245
Goodwill and identifiable intangible assets (net of accumulated amortization of $31,831 at March 31, 2001 and $21,356 at December 31, 2000)	685,019	631,196
Other assets (net of accumulated amortization of $828 at March 31, 2001 and $555 at December 31, 2000)	16,024	13,318

	$1,271,236	$1,175,845

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION

Condensed Consolidated Balance Sheets (Continued)
(Amounts in thousands, except share and per share amounts)

Liabilities and Stockholders' Equity

	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
Current liabilities:
Accounts payable and accrued liabilities	$93,023	$108,780
Interest rate swap and accrued interest	5,110	1,120
SARs compensation payable	6,023	979
Current maturities of long-term debt and capital lease obligations	22,093	8,545

Total current liabilities	126,249	119,424

Long-term debt and capital lease obligations	419,527	399,891
Convertible subordinated debt	151,975	92,682
Other liabilities	2,708	3,764
Deferred income taxes, net	10,138	6,957

Total liabilities	710,597	622,718

Commitments and contingencies
Stockholders' equity:
Common stock:
Class A; authorized 300,000,000 shares of $0.01 par value; issued 5,362,418 at March 31, 2001 and 5,384,506 at December 31, 2000	54	54
Class B; authorized 100,000,000 shares of $0.01 par value; issued and outstanding 32,297,292 at March 31, 2001 and 31,612,716 at December 31, 2000	323	316
Additional paid-in capital	597,218	570,185
Retained deficit	(23,287)	(9,793)
Deferred tax asset to be utilized by parent	(2,382)	(409)
Accumulated other comprehensive loss	(11,030)	(6,934)
Other stockholders' equity	(257)	(292)

Total stockholders' equity	560,639	553,127

	$1,271,236	$1,175,845

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share amounts)

	Post Todd Merger	Pre Todd Merger
	Livewire	Todd-AO
	Three Months Ended March 31, 2001	Three Months Ended February 29, 2000
		(Restated)
Revenues	$154,303	$31,119

Costs and expenses:
Operating costs and other expenses	122,634	26,810
Non-cash compensation expense	5,129	—
Depreciation and amortization	30,746	3,990
Interest	13,590	1,001
Other expense—net	126	175

Total costs and expenses	172,225	31,976

Loss before benefit for income taxes	(17,922)	(857)
Benefit for income taxes	(4,428)	(142)

Net loss	$(13,494)	$(715)

Weighted average shares outstanding—basic and diluted	37,003,316	10,450,259

Net loss per common share—basic and diluted	$(0.36)	$(0.07)

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Post Todd Merger	Pre Todd Merger
	Livewire	Todd-AO
	Three Months Ended March 31, 2001	Three Months Ended February 29, 2000
		(Restated)
Net cash flows provided by operating activities	$5,616	$3,494

Cash Flows from Investing Activities:
Purchase of marketable securities and investments	—	(1,101)
Proceeds from sale of marketable securities and investments	4,471	325
Investment in LNS	(300)	—
Cash paid for GWNS, net of cash received	(107,902)	—
Capital expenditures	(15,708)	(2,936)

Net cash flows used in investing activities	(119,439)	(3,712)

Cash Flows from Financing Activities:
Borrowings of long-term debt	15,000	73
Borrowings under convertible subordinated debt, net	95,801
Payments of long-term debt	(2,249)	(619)
Payments for SARs exercised	(85)	—
Proceeds from sale/leaseback transaction	—	(268)
Proceeds from exercise of stock options	—	1,829

Net cash flows provided by financing activities	108,467	1,015
Effect of exchange rate changes on cash	(611)	—

Net (decrease) increase in cash and cash equivalents	(5,967)	797
Cash and cash equivalents at beginning of period	19,466	8,855

Cash and cash equivalents at end of period	$13,499	$9,652

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)
(Continued)

Supplemental Disclosures of Non Cash Investing and Financing Activities:

    The Company recorded a discount of $23 million on the borrowing under the convertible subordinated debt agreement as a result of a beneficial conversion rate at the date of the borrowing.

    The Company recorded a liability in the amount of $4.1 million for changes in the fair value of its interest rate swap.

    Pursuant to the Company's convertible subordinated debt agreement, the Company issued Class B common stock valued at $3.8 million to Liberty Media in lieu of interest.

    On February 1, 2001, the Company acquired substantially all of the U.S. assets of the business unit known as Group W Network Services and 100% of the outstanding capital stock of its wholly owned subsidiaries Asia Broadcast Centre Pte., Ltd. and Group W Yarra Broadcast Pte., Ltd. In connection with the acquisition, the Company paid cash as follows:

Assets acquired:
Property, plant and equipment—net	$46,622
Trade and other receivables—net	7,203
Prepaid deposits and other	3,681
Other assets	2,625
Goodwill	60,782
Liabilities assumed:
Accounts payable and accrued expenses	(6,378)
Long-term debt and capital lease obligations	(6,633)

Cash paid in acquisition, net of cash received	$107,902

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION

Notes To Condensed Consolidated Financial Statements

1. Change in Control and Basis of Presentation

Change in Control

    On June 9, 2000 Liberty Media Corporation ("Liberty Media") acquired a controlling interest in The Todd-AO Corporation ("Todd-AO") from its existing shareholders ("Todd Merger"). For financial statement purposes, the acquisition by Liberty Media is deemed to have occurred on June 1, 2000. In connection with the Todd Merger, the shareholders of Todd-AO approved the change of the Company's name to Liberty Livewire Corporation ("Livewire" or, the "Company"). Liberty Media owns 100% of Livewire's Class B Common Stock. Liberty Media's aggregate ownership interest in the Company's equity, which consists of both Class A Common Stock and Class B Common Stock, as of March 31, 2001, represents approximately 85.7% of the Company's outstanding equity and 98.4% of its voting control.

    Liberty Media is an indirect wholly owned subsidiary of AT&T. It's former parent, Tele-Communications, Inc ("TCI"), was acquired by AT&T by merger in March 1999. Liberty Media and its subsidiaries constitute substantially all of the businesses and assets of the Liberty Media Group. Liberty Media Group Class A ("LMGA") and Class B ("LMGB") Common Stock are tracking stocks of AT&T that are intended to reflect the economic performance of the Liberty Media Group.

Basis of Presentation.

    Due to the level of ownership of the Company obtained by Liberty Media as a result of the merger as discussed above, and the contribution of Four Media Company ("4MC") to Livewire, Liberty Media has applied "push down" accounting and transferred to the Company the preliminary fair value adjustments relating to the assets of Todd-AO at June 9, 2000. The assets and liabilities of 4MC have been recorded at Liberty Media's historical value including fair value adjustments resulting from the acquisition of 4MC by Liberty Media.

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the three months ended February 29, 2000 represent the consolidated financial condition and results of operations of Todd-AO before the acquisition by Liberty Media. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000 as amended by Amendment No. 1 on Form 10-K/A.

    The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management for the Company, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

    Certain reclassifications have been made to the prior periods' condensed consolidated financial statements to conform to the current period's presentation.

2. Restatement

    The Company has restated the financial statement information of Todd-AO for the three months ended February 29, 2000 to include additional depreciation expense of $272,000 and to reclassify $238,000 of interest expense to operating costs and other expenses.

3. Acquisitions

    On January 5, 2001, Livewire entered into an Ownership Interest Purchase Agreement (the "Purchase Agreement") with ANS Acquisition Sub, Inc. ("ANS"), a direct, wholly owned subsidiary of Livewire, and Ascent Entertainment Group, Inc. ("AEG"). Liberty Media is the sole stockholder of AEG. Pursuant to the Purchase Agreement, on January 5, 2001, (i) Ascent Network Services, a division of AEG, contributed all of its assets to Livewire Network Services, LLC ("LNS"), a direct, wholly owned subsidiary of AEG, (ii) ANS purchased a 1% ownership interest in LNS from AEG in exchange for $300,000 in cash, and (iii) ANS and AEG entered into the Operating Agreement of LNS (the "Operating Agreement").

    Under the Operating Agreement, ANS is appointed as manager of LNS. The Operating Agreement also contains a put-call provision, pursuant to which ANS may elect to purchase from AEG, or AEG may elect to sell to ANS, at certain times during the 2001 calendar year, the remaining 99% of the ownership interests of LNS owned by AEG (the "Put-Call"). The purchase price under the Put-Call will be payable in cash and will total $29.7 million plus an additional return on that amount accrued at the annual rate of 10% from the date of the Purchase Agreement to the date of acquisition of the 99% interest.

    On February 1, 2001, the Company acquired substantially all of the U.S. assets of the business unit known as Group W Network Services and 100% of the outstanding capital stock of Asia Broadcast Centre Pte., Ltd. and Group W Yarra Broadcast Pte., Ltd. (collectively "GWNS") for $107.9 million in cash, subject to certain post-closing purchase price adjustments, from Viacom, Inc. The consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with the excess consideration of $60.8 million recorded as goodwill. Livewire financed the acquisition with debt from the Liberty Media convertible subordinated debt in the amount of $82 million, borrowings from Liberty Media evidenced by additional non-convertible subordinated notes in the aggregate amount of $13.8 million and an additional $13.4 million from the Company's revolving credit facility. GWNS, with operations in Stamford, CT, Minneapolis, MN and Singapore is a leading technical service provider in the broadcast industry, providing a wide array of program channel origination, studio production, post production, graphics and satellite transmission services to both domestic and international broadcasters.

    The acquisition of GWNS was accounted for under the purchase method of accounting. The Company is currently in the process of obtaining additional information, including appraisals, in order to finalize the purchase price and purchase price allocation. The following unaudited pro forma consolidated financial information for the three months ended March 31, 2001 and February 29, 2000 is presented as if all of the acquisitions made by the Company subsequent to December 1, 1999 had occurred on December 1, 1999. Pro forma adjustments are primarily for amortization of goodwill, depreciation adjustments, interest expense on borrowings in connection with the acquisition, and income taxes. No pro forma adjustments have been included for the pre-acquisition time periods for potential fluctuations in the liability recorded for the stock appreciation rights granted in the 4MC acquisition, including effects of market fluctuations or estimates of exercises.

(Amounts in thousands)	2001	2000
Revenues	$157,993	$161,598

Net loss	$(14,648)	$(12,230)

Net loss per common share—Basic and Diluted	$(0.39)	$(0.34)

4. Comprehensive Income

    Comprehensive income is defined as all changes in shareholders' equity, except those resulting from investments by or distributions to shareholders. The Company's comprehensive income is as follows:

	Post Todd Merger	Pre Todd Merger
	Livewire	Todd-AO
	Three Months Ended March 31, 2001	Three Months Ended February 29, 2000
	(Amounts in thousands)
Net loss	$(13,494)	$(715)
Unrealized gain on marketable securities	1,607	742
Mark-to-market loss for derivative transactions	(4,093)	—
Foreign currency translation adjustments	(1,610)	(315)

Comprehensive loss	$(17,590)	$(288)

5. Segment Reporting

    Since the change in control of the Company pursuant to the Todd Merger in June 2000, the Company's business units have been aggregated into four reportable operating segments: Content Preparation, Content Management, Content Distribution and Europe. Other includes corporate related items and income and expenses not allocated to reportable segments. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, including segment EBITDA. EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortization, and excludes gains and losses on asset sales, non-cash compensation, and non-recurring charges.

    Periods prior to June 1, 2000 have been restated to conform to the current reportable operating segments.

    Summarized financial information concerning the Company's reportable segments is shown in the following tables:

Post Todd Merger Livewire	Content Preparation	Content Management	Content Distribution	Europe	Other	Total
	(Amounts in thousands)
Three Months Ended March 31, 2001 (Unaudited):
Revenues	$77,187	$18,438	$33,277	$25,401	$0	$154,303
EBITDA	18,652	6,319	7,658	4,735	(5,695)	31,669
Capital expenditures	7,130	317	2,859	4,534	868	15,708
Depreciation and amortization expense	11,184	2,712	3,573	3,275	10,002	30,746
Pre Todd Merger Todd-AO	Content Preparation	Content Management	Content Distribution	Europe	Other	Total
Three Months Ended February 29, 2000 (Unaudited)
Revenues	$19,260	$3,565	—	$8,294	$—	$31,119
EBITDA	2,118	703	—	1,488	—	4,309
Capital expenditures	2,208	139	—	589	—	2,936
Depreciation and amortization expense	2,274	332	—	1,384	—	3,990

    The following table reconciles segment EBITDA to the Company's consolidated net loss:

	Post Todd Merger	Pre Todd Merger
	Livewire	Todd-AO
	Three Months Ended March 31, 2001	Three Months Ended February 29, 2000
	(Amounts in thousands)
EBITDA	$31,669	$4,309
Depreciation and amortization	(30,746)	(3,990)
Interest expense	(13,590)	(1,001)
Non-cash compensation	(5,129)	—
Other expense	(126)	(175)
Income tax benefit	4,428	142

Net loss	$(13,494)	$(715)

6. Accounting Standards

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. Derivative gains and losses included in OCI are reclassified into earnings at the time of sale or termination of the respective financial instrument.

    The adoption of FAS No. 133 on January 1, 2001 did not have a material effect on the Company's financial statements. The Company has only one derivative instrument, an interest rate swap, which was outstanding at December 31, 2000. The fair value of the interest rate swap was not significant at December 31, 2000 as it was cashless when entered into on December 28, 2000. The interest rate swap, as amended, has an 18-month term with Bank of America, N.A. for a notional amount of $365 million. Under the agreement as amended, the Company is obligated to pay 5.61% in exchange for receiving three-month LIBOR on the notional amount. Settlements are quarterly and the contract expires June 28, 2002.

    The Company uses this interest rate swap to hedge certain LIBOR based interest rate payments required under certain indebtedness. The Company monitors interest rates and the credit quality of the counter-party.

    For the three months ended March 31, 2001, OCI included a loss of $4.1 million for changes in the fair value of the interest rate swap.

7. Related Party Transactions

    Liberty Media and Livewire are parties to a First Amended and Restated Credit Agreement dated as of December 22, 2000 (the "Liberty Subordinated Credit Agreement"). The agreement currently provides for aggregate credit commitments of at least $145 million and up to $213.6 million, depending on the availability of additional commitments under the Senior Credit Agreement with its institutional lenders and subject to the completion of proposed transactions as defined in the agreement. Funds are available at Livewire's option in whole or in part at any time during the 4-year period June 9, 2000 to

June 9, 2004 and mature on June 30, 2008. The notes issued under the Liberty Agreement (the "convertible notes") are unsecured senior subordinated obligations, ranking junior to Livewire's Senior Credit Agreement with its institutional lenders. The convertible notes bear interest at 10% per annum, payable quarterly in arrears either in cash or shares, at Livewire's option of Livewire's Class B common stock or a combination thereof, subject to certain limits. To the extent interest is paid in shares of Class B common stock, such shares will be valued at 95% of the trailing ten day average closing price of the Class A common stock of Livewire on the interest payment date. The convertible notes are convertible at the option of Liberty Media into shares of Livewire's Class B Common Stock at a conversion price of $10.00 per share. At March 31, 2001, the Company had $174.5 million outstanding under the Liberty Subordinated Credit Agreement, exclusive of a $23 million discount on convertible debt.

    The Company filed its own consolidated federal income tax return until May 31, 2000. Starting June 1, 2000, the Company is included in the consolidated tax return of AT&T pursuant to the terms of a Tax Liability Allocation and Indemnification Agreement to be entered into with the Company's parent, Liberty Media (the "Tax Sharing Agreement").

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

8. Stock Options and Stock Appreciation Rights

    Pursuant to the acquisition of 4MC by Liberty Media each outstanding 4MC stock option was converted into a stock appreciation right ("SARs"). Upon the election to exercise, holders of vested SARs have the option of receiving any net cash appreciation of LMGA stock over the exercise price or may exercise into shares of LMGA stock. The accrued expense at December 31, 2000 was $1 million and the accrued expense at March 31, 2001 is $6.1 million. The condensed consolidated statement of income for the three months ended March 31, 2001 reflects an expense of $5.1 million due to the increase in the stock price underlying the SARs as of that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis provides information concerning our results of operations and financial condition and should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000 as amended by Amendment No. 1 on Form 10-K/A. The following discussion focuses on material trends, risks and uncertainties affecting our results of operations and financial condition.

    When used in this document, the words "believes," "expects," "anticipates," "intends" and similar expressions are intended to identify forward looking statements. Such statements are subject to a number of known, as well as unknown, risks and uncertainties. Actual results in the future could differ materially from those described in the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors such as the timing of, and spending on, feature film and television programming production, foreign and domestic television advertising, and foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries. In addition, our failure to maintain relationships with key customers and certain key personnel, more rapid than expected technological obsolescence, and failure to integrate acquired operations in expected time frames could also cause actual results to differ materially from those described in forward looking statements.

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

    Livewire is the result of the combination of certain key companies with long standing track records and respected brand names offering "cradle-to-grave" services to our industry. Key companies acquired include Todd-AO, 4MC, the sound, post-production and certain related businesses of SounDelux, VSC, Group W Network Services and other smaller niche players. Livewire is under the direction of a management team with extensive experience running worldwide operations in both traditional and new media Content Preparation (post-production sound and visual effects), Content Management (film, tape, and digital libraries), and Content Distribution (freight, fiber, satellite, and Internet) services.

    We believe that EBITDA is an important measure of our financial performance. "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization, and excludes gains and losses on asset sales, non-cash compensation, and non-recurring charges. Our investments in new infrastructure, machine capacity, technology and goodwill arising from our significant acquisition activity have produced a relatively high depreciation and amortization expense and will remain a significant non-cash charge to earnings. EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, is widely used as a measure of cash flow available to pay interest and repay debt, and, to the extent available after debt service and other required uses, to make acquisitions or invest in capital equipment and new technologies. As a result, we intend to report EBITDA as a measure of financial performance. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect capital expenditures that may be required to maintain our market share, revenues and leadership position in our industry. Moreover, not all

EBITDA will be available to pay interest or repay debt. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

    In the following analysis and discussion, Livewire's operations are compared with reference to the segments as described in Note 5 to the accompanying financial statements as well as to the combination of key companies acquired through merger and acquisitions.

    The operations of Livewire prior to the acquisition and merger in June 2000 are referred to as the operations of Todd-AO (the former name of Livewire prior to the acquisition) for the purpose of these analysis and discussion and include only a portion of our Content Preparation, Content Management and Europe segments.

    The three months ended March 31, 2001 represent the combined operations of Livewire and the three months ended February 29, 2000 represent only the operations of Todd-AO. The operating results for the Todd-AO operations are not comparable between the three month periods as the three months ended February 29, 2000 does not include the effects of purchase accounting adjustments related to the Todd Merger and the three months ended March 31, 2001 includes the effects of purchase accounting adjustments related to the Todd Merger.

Material Changes in Results of Operations

Three Months Ended March 31, 2001 compared to Three Months Ended February 29, 2000

    Revenues increased $123.2 million from $31.1 million to $154.3 million. Increases in Content Preparation ($57.9 million), Content Management ($14.9 million), Content Distribution ($33.3 million) and Europe Operations ($17.1 million) were primarily the result of the merger and post merger acquisitions of 4MC ($71.5 million), SounDelux ($7.2 million), Triumph ($4.8 million), Soho ($4.8 million), Visiontext ($2 million), VSC ($24.8 million) and GWNS ($7.1 million) which represented $122.2 million of the increase.

    Operating costs and other expenses increased $101 million from $26.8 million to $127.8 million. Increases in Content Preparation ($41.4 million), Content Management ($9.3 million), Content Distribution ($25.7 million), Europe Operations ($13.9 million) and Other Corporate costs ($10.7 million) were primarily the result of the acquisitions described above. In connection with the acquisition of 4MC, Liberty Media SARs were recorded by the Company. Due to an increase in the underlying stock price of Liberty Media, an expense of $5.1 million was recorded for the period.

    As a result of the above, EBITDA, as defined by the Company, increased $27.4 million from $4.3 million to $31.7 million for the newly combined Livewire.

    Depreciation and amortization increased $26.7 million from $4 million to $30.7 million. The increase is primarily due to equipment, goodwill and identifiable intangibles acquired in acquisitions and to the increase in goodwill and identifiable intangibles as a result of the purchase accounting adjustments made in connection with the Todd Merger.

    Interest expense increased $12.6 million from $1 million to $13.6 million. The increase is attributable to additional borrowings under the Credit Facility, the Liberty Media convertible subordinated debt, and non-convertible subordinated debt primarily for the funding of acquisitions and capital expenditures.

    Benefit for income taxes increased $4.3 million from $142,000 to $4.4 million. The Company's effective tax benefit rate for the current year is approximately 24% primarily due to permanent differences of approximately $3.5 million arising from disallowed tax deductions for goodwill amortization and disallowed interest.

Other Business Information

    The existing collective bargaining agreement governing contracts and agreements with members of the Screen Actors Guild is set to expire on June 30, 2001. In the event that the collective bargaining agreement is allowed to expire and a strike occurs, dependent upon the length of the strike, such strike could have a materially adverse effect on the operations, cash flows and financial position of the Company during 2001.

Material Changes in Financial Condition

Liquidity and Capital Resources

Cash Flows

    For the three months ended March 31, 2001, the Company generated $5.6 million from operating activities compared to $3.5 million in the three months ended February 29, 2000. The increase in net cash provided by operations in fiscal 2001 was primarily attributable to increased EBITDA.

    Net cash provided by financing activities was $108.5 million for the three months ended March 31, 2001 compared to $1 million for the three months ended February 29, 2000.

Credit Agreements

    Under a new long-term credit agreement, dated December 22, 2000 with several banks and other financial institutions, including Banc of America Securities, LLC, as agent and a lender (the "Credit Facility"), Livewire may borrow up to $415 million in term and revolving loans, subject to compliance with certain financial covenants and other borrowing conditions. We may add new lenders to the agreement (with the consent of the current lenders) increasing the available borrowings by an additional $135 million for a total commitment of $550 million.

    At December 31, 2000, $377 million was outstanding under the Credit Facility. During the three months ended March 31, 2001, the Company borrowed an additional $15 million under the revolving portion of the Credit Facility to fund the GWNS acquisition and general working capital requirements. As of March 31, 2001, $392 million was outstanding under the Credit Facility and $23 million was available (exclusive of the potential $135 million increase in the total commitment). The Credit Facility is available to refinance existing debt and for general corporate purposes, capital expenditures and acquisitions.

    On February 1, 2001, the Company drew upon the Liberty Subordinated Credit Agreement for the sum of $82 million to fund the acquisition of GWNS. On the date of the draw, the fair value of Livewire's Class A common stock exceeded the conversion price by $2.81 per share. The beneficial conversion of $23.0 million was recorded as a discount on convertible debt and an increase of additional paid in capital. The discount on convertible debt will be amortized as interest expense over the earlier of the remaining term of the Credit Agreement through June 30, 2008 or date of conversion by Liberty Media. Additionally, and in accordance with provisions under the Bank Agreement, the Company borrowed $13.8 million from Liberty Media to fund the acquisition of GWNS. The indebtedness is evidenced by two (2) non-convertible subordinated notes; one in the principal amount of $9.4 million and the second in the principal amount of $4.4 million. As of March 31, 2001, $188.3 million was due to Liberty Media under the Liberty Media convertible subordinated debt and non-convertible subordinated debt, exclusive of a $23 million discount on convertible debt.

    The Company believes that the cash flow from operations, combined with our borrowing capabilities under the Credit Facility and other debt instruments will be sufficient to meet our anticipated working capital and capital expenditure requirements through the end of 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

    The Company has only one derivative instrument, an interest rate swap, which was outstanding at December 31, 2000. The fair value of the interest rate swap was not significant at December 31, 2000 as it was cashless when entered into on December 28, 2000. The interest rate swap, as amended, has an 18-month term with Bank of America, N.A. for a notional amount of $365 million. Under the agreement as amended, the Company is obligated to pay 5.61% in exchange for receiving three-month LIBOR on the notional amount. Settlements are quarterly and the contract expires June 28, 2002.

    The Company uses this interest rate swap to manage LIBOR based interest rate payments required under certain indebtedness. The Company monitors interest rates and the credit quality of the counter-party, a major financial institution, and does not anticipate nonperformance by the counter-party.

    The interest rate swap is designed as a cash flow hedge and is 100% effective. For the three months ended March 31, 2001, Other Comprehensive Income included a loss of $4.1 million for changes in the fair value of the interest rate swap.

Foreign Exchange Rate Risks

    We do not, at present, have a policy for managing foreign exchange rate risk beyond the utilization of local currency borrowings to fund foreign acquisitions whenever possible.

    Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transactions gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. Fluctuations in the exchange rate therefore will affect our consolidated balance sheets and income statements. Until recently, the British pound and the Singapore dollar have been stable relative to the United States dollar. However, during the year ended December 31, 2000, the British pound lost approximately 7.7% and the Singapore dollar lost approximately 4% of their value relative to the US dollar and during the three months ended March 31, 2001, the British pound lost approximately 5.1% and the Singapore dollar lost approximately 4% of their value relative to the US dollar.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    We are involved in litigation and similar claims incidental to the conduct of our business. None of the pending actions is likely to have a material adverse impact on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

    Effective March 31, 2001, the Company issued to Liberty Media 684,576 shares of the Company's Class B Common Stock in payment of $3.8 million in interest under the Liberty Subordinated Debt Agreement. Such issuance was not registered under the Securities Act of 1933, as amended, pursuant to the exemption from registration afforded by Section 4(2) of that Act. Shares of Class B Common Stock are convertible into shares of the Company's Class A Common Stock, on a one-for-one basis, at any time at the option of the holder.

Item 6. Exhibits and Reports on Form 8-K

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

    (3) Reports on Form 8-K and 8-K/A were filed on February 16, 2001, April 16, 2001 and May 14, 2001, disclosing the acquisition on February 1, 2001 of substantially all of the assets of the business unit known as "Group W Network Services" from Viacom, Inc. pursuant to a Purchase Agreement dated October 23, 2000.

    (4) A report on Form 8-K was filed on April 20, 2001 disclosing the resignation of David P. Beddow, the Company's Chief Executive Officer and a member of the Board of Directors.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LIVEWIRE CORPORATION

May 14, 2001 Date	By:	/s/ M. DAVID COTTRELL M. David Cottrell Vice-President, Controller and Chief Accounting Officer

QuickLinks

Index
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE