Form 10-Q/A
period 2000-02-29
LIBERTY LIVEWIRE CORP
filed 2001-05-29
CIK 61442

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-1461

LIBERTY LIVEWIRE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	13-1679856 (IRS Employer Identification No.)
520 Broadway, Santa Monica, CA (Address of principal executive offices)	90401 (zip code)

(310) 434-7000
(Registrant's telephone number, including area code)

THE TODD-AO CORPORATION, 900 N. Seward Street, Hollywood, CA 90038, August 31
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of common stock outstanding at April 4, 2000 was: 9,040,218 Class A Shares and 1,747,178 Class B Shares.

THE TODD-AO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FEBRUARY 29, 2000
INDEX

Page
PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
The following financial statements are filed herewith:
Condensed Consolidated Balance Sheets, February 29, 2000 (Unaudited) and August 31, 1999	3
Condensed Consolidated Statements of Income and Retained Earnings for the Six and Three Months Ended February 28, 1999 and February 29, 2000 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended February 28, 1999 and February 29, 2000 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements for the Six Months Ended February 29, 2000 (Unaudited)	8
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	12
PART II—OTHER INFORMATION
Item 1—Legal Proceedings	15
Item 6—Exhibits and Reports on Form 8-K	15
Signature	15

THE TODD-AO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	August 31, 1999	February 29, 2000
		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,739	$9,652
Marketable securities	1,317	412
Trade receivables (net of allowance for doubtful accounts of $1,215 at August 31, 1999 and $1,275 at February 29, 2000)	18,169	22,828
Income tax receivable	634	493
Inventories (first-in first-out basis)	856	744
Deferred income taxes	755	755
Prepaid deposits and other	3,005	3,013

Total current assets	34,475	37,897

INVESTMENTS	892	4,365

PROPERTY AND EQUIPMENT—At Cost:
Land	4,270	4,270
Buildings	17,688	17,650
Leasehold improvements	18,603	19,384
Lease acquisition costs	2,187	2,187
Equipment	79,651	91,273
Equipment under capital leases	1,151	1,151
Construction in progress	4,803	2,954

Total	128,353	138,869
Accumulated depreciation and amortization	(48,305)	(54,980)

Property and equipment — net	80,048	83,889

GOODWILL (net of accumulated amortization of $2,875 at August 31, 1999 and $3,565 at February 29, 2000)	33,875	33,185

OTHER ASSETS	3,890	2,740

TOTAL	$153,180	$162,076

See notes to condensed consolidated financial statements.

THE TODD-AO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

	August 31, 1999	February 29, 2000
		(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$5,465	$5,127
Accrued liabilities:
Payroll and related taxes	3,089	3,714
Interest	762	503
Equipment lease	1,588	1,404
Other	4,706	3,641
Income taxes payable	2,247	1,674
Current maturities of long-term debt	979	6,499
Capitalized lease obligations — current	336	324
Deferred income	914	1,053

Total current liabilities	20,086	23,939

LONG-TERM DEBT	65,520	61,866
DEFERRED COMPENSATION AND OTHER	1,439	1,303
DEFERRED GAIN ON SALE/LEASEBACK TRANSACTIONS	4,046	2,599
DEFERRED INCOME TAXES	3,254	3,254

Total liabilities	94,345	92,961

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common Stock:
Class A; authorized 30,000,000 shares of $0.01 par value; issued 8,124,333 at August 31, 1999 and 9,008,180 at February 29, 2000	82	91
Class B; authorized 6,000,000 shares of $0.01 par value; issued and outstanding 1,747,178	17	17
Additional capital	37,887	47,306
Treasury stock (6,000 shares at cost as of August 31, 1999 and February 29, 2000)	(47)	(47)
Retained earnings	21,432	21,725
Accumulated other comprehensive income (loss)	(536)	23

Total stockholders' equity	58,835	69,115

TOTAL	$153,180	$162,076

See notes to condensed consolidated financial statements.

THE TODD-AO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE SIX AND THREE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000 (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Six Months		Three Months
	1999	2000	1999	2000
	Restated
REVENUES	$62,335	$64,675	$28,388	$31,119

COSTS AND EXPENSES:
Operating costs and other expenses	49,701	52,344	23,920	26,092
Depreciation and amortization	6,371	7,570	2,968	3,990
Interest	1,618	2,498	752	1,239
Equipment lease expense — net	420	1,409	365	480
Other expense (income) — net	(811)	277	(879)	175

Total costs and expenses	57,299	64,098	27,126	31,976

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE	5,036	577	1,262	(857)
PROVISION FOR INCOME TAXES	1,671	284	365	(142)

INCOME (LOSS) BEFORE CHANGE IN ACCOUNTING PRINCIPLE	3,365	293	897	(715)
CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAXES OF $150	(293)	—	—	—

NET INCOME (LOSS)	3,072	293	$897	$(715)

RETAINED EARNINGS BEGINNING OF PERIOD	20,538	21,432
LESS: DIVIDENDS PAID	(280)	—

RETAINED EARNINGS END OF PERIOD	$23,330	$21,725

NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss) available to common stockholders	$3,072	$293	$897	$(715)
Effect of dilutive securities: 5% convertible debentures	129	—	62	—

Net income (loss) available to common stockholders plus assumed conversions	$3,201	$293	$959	$(715)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	9,506,418	10,166,543	9,477,070	10,450,259
Effect of dilutive securities:
Stock options	380,694	341,549	429,850	—
5% convertible debentures	670,509	—	643,341	—

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	10,557,621	10,508,092	10,550,261	10,450,259

NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) before change in accounting principle — Basic	$0.35	$0.03	$0.10	$(0.07)
Change in accounting principle	(0.03)	—	—	—

Net income (loss)—Basic	$0.32	$0.03	$0.10	$(0.07)

Income (loss) before change in accounting principle — Diluted	$0.33	$0.03	$0.09	$(0.07)
Change in accounting principle	(0.03)	—	—	—

Net income (loss) — Diluted	$0.30	$0.03	$0.09	$(0.07)

See notes to condensed consolidated financial statements.

THE TODD-AO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000 (UNAUDITED)

(Dollars in thousands)

	1999	2000
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,072	$293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,371	7,570
Deferred income taxes	(56)	—
Deferred compensation and other	(93)	(110)
Foreign currency exchange rate	—	(241)
Amortization of deferred gain on sale/leaseback transaction	(1,230)	(372)
(Gain) on sale of marketable securities and investments	—	(391)
(Gain) on disposition of fixed assets	(190)	(4)
Changes in assets and liabilities (net of acquisitions):
Trade receivables, net	(2,824)	(4,659)
Inventories and other current assets	557	353
Accounts payable and accrued liabilities	(651)	(1,037)
Accrued equipment lease	181	(184)
Income taxes payable, net	1,178	(681)
Provision for liabilities	(559)	(26)
Other assets and liabilities	237	75
Deferred income	109	139

Net cash flows provided by operating activities	6,102	725

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities and investments	(92)	(674)
Proceeds from sale of marketable securities and investments	—	1,381
Proceeds from disposition of fixed assets	136	23
Capital expenditures	(8,640)	(10,740)
Purchase of 50% investment in 103 Estudio, S.L.	—	(2,084)

Net cash flows (used in) investing activities	$(8,596)	$(12,094)

THE TODD-AO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000 (UNAUDITED)

(Dollars in thousands)

(Continued)

	1999	2000
	Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	$10,846	$10,547
Payments of long-term debt	(10,068)	(1,082)
Payments on capital lease obligations	(52)	(12)
Proceeds from sale/leaseback transaction	8,809	—
Proceeds from issuance of common stock	4	1,829
Treasury stock transactions	(2,989)	—
Dividends paid	(280)	—

Net cash flows provided by financing activities	6,270	11,282
Effect of exchange rate changes on cash	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,776	(87)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,997	9,739

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,773	$9,652

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,392	$2,706

Income taxes	$240	$0

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

1999
Revenues	$69,158

Net income before change in accounting principle	$3,821

Net income	$3,528

Net income per common share — before change in accounting principle — Basic	$0.40

Net income per common share — Basic	$0.37

Net income per common share — before change in accounting principle — Diluted	$0.37

Net income per common share — Diluted	$0.35

6.
In December 1998, November 1997 and December 1994 the Company signed agreements with its bank to implement the sale/leaseback of certain equipment. In December 1999, the Company exercised its option to purchase for $5,699 the equipment currently being leased under the December 1994 agreement. The purchase was funded by borrowings under credit facilities. The purchase price exceeds the equipment's estimated fair value, as determined by an independent valuation, by approximately $788. The Company recorded a pre-tax loss on equipment lease commitments in this amount during the fiscal year ended August 31, 1999. The valuation of the equipment originally sold and leased back under the December 1994 agreement was $11,218. The remaining agreements terminate on December 30, 2005 and December 1, 2002, respectively, and are being treated as operating leases for financial statement purposes. On December 29. 1998 and November 3, 1997 an aggregate of $8,809 and $8,500, respectively, of sound studio and video equipment was sold and leased back. The remaining deferred gain on the transactions to be amortized over two to five years is $2,599.

  The net equipment lease expense is as follows for the six months ended:

	February 28, 1999	February 29, 2000
Equipment lease costs	$1,650	$1,781
Amortization of deferred gain on sale of equipment	(1,230)	(372)

Equipment lease expense, net	$420	$1,409

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

	February 28, 1999	February 29, 2000
Net income	$3,072	$293
Unrealized gain on marketable securities and long-term investments	50	1,177
Less: Classification adjustment for gains included in net income	—	(224)
Foreign currency translation adjustments	(31)	(241)
Tax effect on other comprehensive income	(79)	(346)

Comprehensive income	$3,012	$659

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

  Summarized financial information concerning the Company's reportable segments is shown in the following tables:

	Sound Services	Video Services	Other	Total
Six Months Ended February 28, 1999:
Revenues	$22,181	$40,154	$—	$62,335
Income before income taxes, interest, depreciation and amortization of intangibles	3,208	9,688	129	13,025
Identifiable assets	30,795	73,132	2,796	106,723
Intangible assets, net	—	28,680	—	28,680
Capital expenditures	1,536	7,104	—	8,640
Depreciation expense	1,173	4,588	—	5,761
Six Months Ended February 29, 2000:
Revenues	$23,843	$40,832	$—	$64,675
Income (loss) before income taxes, interest, depreciation and amortization of intangibles	88	10,764	(207)	10,645
Identifiable assets	45,667	77,611	5,613	128,891
Intangible assets, net	7,017	26,168	—	33,185
Capital expenditures	6,977	3,763	—	10,740
Depreciation expense	1,684	5,196	—	6,880

  The following table reconciles segment income before income taxes, interest, depreciation and amortization of intangibles to the Company's consolidated net income:

	Six Months Ended
	February 28, 1999	February 29, 2000
Income before income taxes, interest, depreciation and amortization of intangibles	$13,025	$10,645
Amortization of intangibles	(610)	(690)
Interest expense	(1,618)	(2,498)
Depreciation	(5,761)	(6,880)
Provision for income taxes	(1,671)	(284)

Net income before change in accounting principle	3,365	293
Change in accounting principle, net	(293)	—

Net income	$3,072	$293

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

  Through August 31, 1999 the Company has signed three agreements with its bank to implement the sale/leaseback of certain equipment. An aggregate of $28,527 of sound studio and video equipment has been sold and leased back. The agreements, as amended, terminate on June 30, 2000, December 1, 2002 and December 30, 2005. All the agreements provide for interest based on LIBOR rates. In December 1999 the Company exercised its option to purchase for $5,699 the equipment currently being leased under the sale/leaseback transaction maturing in June 2000. The purchase was funded by borrowings under credit facilities.

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

  Depreciation and amortization increased $1,199 or 18.82% primarily due to the Sound One acquisition and capital expenditures.

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

  As a result of the above, income before taxes and net change in accounting principle decreased $4,459 from $5,036 to $577 and net income before change in accounting principle decreased $3,072 from $3,365 to $293.

  The Company elected early adoption of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" in the prior year and reported the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, in the amount of $293, net of income tax benefit in the amount of $150.

  As a result of the above, net income after net change in accounting principle decreased $2,779 from $3,072 to $293.

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

  Depreciation and amortization increased $1,022 or 34.43% primarily due to the Sound One acquisition and capital expenditures.

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

  As a result of the above, income before taxes decreased $2,119 from $1,262 to a loss before taxes of $857 and net income decreased $1,612 from $897 to a net loss of $715.

  Material Changes in Cash Flows

  For the six months ended February 29, 2000, the Company generated $725 in cash from operating activities compared to $6,102 in 1999. Net income of $293 adjusted for depreciation and net amortization of $7,198 provided cash of $7,491 in 2000 compared to $8,213 in 1999. Trade receivables increased $4,659 in 2000 compared to $2,824 in 1999. Decreases in accounts payable and other liabilities were $1,714 in 2000 compared to an increase of $495 in 1999. Cash provided by operations supplemented by borrowings from the Company's credit facility were used to pay down accounts payable and other liabilities and to fund trade receivables in 2000 and cash provided by operations was utilized primarily to fund capital expenditures in 1999.

  Borrowings from the Company's credit facility of $10,547 supplemented by net cash generated from the sale of marketable securities, other assets and the cash proceeds from issuing common stock totalling $3,709 were also used to acquire a 50% interest in a Barcelona-based sound facility named 103 Estudio, S.L. for $2,084 and to reinvest in capital assets of the Company.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

  The Company is involved in litigation and similar claims incidental to the conduct of its business. None of the pending actions is likely to have a material adverse impact on the Company's financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  . (1)  Exhibit 27 Financial Data Schedule.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TODD-AO CORPORATION
May 29, 2001 Date	/s/ M. DAVID COTTRELL M. David Cottrell Vice-President, Controller and Chief Accounting Officer

QuickLinks

THE TODD-AO CORPORATION QUARTERLY REPORT ON FORM 10-Q FEBRUARY 29, 2000 INDEX
THE TODD-AO CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
ASSETS
THE TODD-AO CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Continued) (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
THE TODD-AO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE SIX AND THREE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000 (UNAUDITED) (Dollars in thousands, except per share amounts)
THE TODD-AO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000 (UNAUDITED) (Dollars in thousands)
THE TODD-AO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000 (UNAUDITED) (Dollars in thousands) (Continued)
THE TODD-AO CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000 (UNAUDITED) (Dollars in Thousands, except per share amounts)
PART II—OTHER INFORMATION
SIGNATURE