Form 10-Q/A
period 2000-05-31
LIBERTY LIVEWIRE CORP
filed 2001-05-29
CIK 61442

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2000

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

LIBERTY LIVEWIRE CORPORATION

(formerly the Todd-AO Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	August 31, 1999	May 31, 2000
		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,739	$9,437
Marketable securities	1,317	423
Trade receivables
(net of allowance for doubtful accounts of $1,215 at August 31, 1999 and $1,239 at May 31, 2000)	18,169	21,473
Income tax receivable	634	1,128
Inventories (first-in first-out basis)	856	715
Deferred income taxes	755	855
Prepaid deposits and other	3,005	3,083

Total current assets	34,475	37,114

INVESTMENTS	892	7,838

PROPERTY AND EQUIPMENT—At Cost:
Land	4,270	4,270
Buildings	17,688	17,418
Leasehold improvements	18,603	19,573
Lease acquisition costs	2,187	2,187
Equipment	79,651	94,523
Equipment under capital leases	1,151	1,151
Construction in progress	4,803	1,244

Total	128,353	140,366
Accumulated depreciation and amortization	(48,305)	(58,557)

Property and equipment—net	80,048	81,809

GOODWILL
(net of accumulated amortization of $2,875 at August 31, 1999 and $3,891 at May 31, 2000)	33,875	32,649

OTHER ASSETS	3,890	4,662

TOTAL	$153,180	$164,072

See notes to condensed consolidated financial statements.

LIBERTY LIVEWIRE CORPORATION

(formerly the Todd-AO Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

	August 31, 1999	May 31, 2000
		(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$5,465	$3,925
Accrued liabilities:
Payroll and related taxes	3,089	4,260
Interest	762	518
Equipment lease	1,588	1,501
Other	4,706	3,313
Income taxes payable	2,247	482
Current maturities of long-term debt	979	5,999
Capitalized lease obligations — current	336	318
Deferred income	914	1,048

Total current liabilities	20,086	21,364

LONG-TERM DEBT	65,520	61,210
DEFERRED COMPENSATION AND OTHER	1,439	1,274
DEFERRED GAIN ON SALE/LEASEBACK TRANSACTIONS	4,046	2,415
DEFERRED INCOME TAXES	3,254	4,205

Total liabilities	94,345	90,468

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common Stock:
Class A; authorized 30,000,000 shares of $0.01 par value; issued 8,124,333 at August 31, 1999 and 9,102,722 at May 31, 2000	82	91
Class B; authorized 6,000,000 shares of $0.01 par value; issued and outstanding 1,747,178	17	17
Additional capital	37,887	47,865
Treasury stock (6,000 shares at cost as of August 31, 1999 and May 31, 2000)	(47)	(47)
Retained earnings	21,432	20,206
Accumulated other comprehensive income (loss)	(536)	5,472

Total stockholders' equity	58,835	73,604

TOTAL	$153,180	$164,072

See notes to condensed consolidated financial statements.

LIBERTY LIVEWIRE CORPORATION

(formerly the Todd-AO Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE NINE AND THREE MONTHS ENDED MAY 31, 1999 AND MAY 31, 2000 (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Nine Months		Three Months
	1999	2000	1999	2000
	Restated
REVENUES	$90,428	$96,504	$28,093	$31,829

COSTS AND EXPENSES:
Operating costs and other expenses	73,050	79,281	23,457	26,937
Depreciation and amortization	9,735	11,741	3,364	4,171
Interest	2,454	3,745	836	1,247
Equipment lease expense—net	908	2,081	488	672
Other expense (income)—net	(895)	1,188	(192)	911

Total costs and expenses	85,252	98,036	27,953	33,938

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE	5,176	(1,532)	140	(2,109)
PROVISION FOR INCOME TAXES	1,749	(306)	78	(590)

INCOME (LOSS) BEFORE CHANGE IN ACCOUNTING PRINCIPLE	3,427	(1,226)	62	(1,519)
CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAXES OF $150	(293)	—	—	—

NET INCOME (LOSS)	3,134	(1,226)	$62	$(1,519)

RETAINED EARNINGS BEGINNING OF PERIOD	20,538	21,432
LESS: DIVIDENDS PAID	(419)	—

RETAINED EARNINGS END OF PERIOD	$23,253	$20,206

NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss) available to common stockholders	$3,134	$(1,226)	$62	$(1,519)
Effect of dilutive securities: 5% convertible debentures	191	—	62	—

Net income (loss) available to common stockholders plus assumed conversions	$3,325	$(1,226)	$124	$(1,519)

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	9,489,372	10,383,354	9,455,280	10,816,977
Effect of dilutive securities:
Stock options	349,902	—	288,319	—
5% convertible debentures	661,453	—	643,341	—

WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	10,500,727	10,383,354	10,386,940	10,816,977

NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) before change in accounting principle—Basic	$0.36	$(0.12)	$0.01	$(0.14)
Change in accounting principle	(0.03)	—	—	—

Net income (loss)—Basic	$0.33	$(0.12)	$0.01	$(0.14)

Income (loss) before change in accounting principle— Diluted	$0.34	$(0.12)	$0.01	$(0.14)
Change in accounting principle	(0.03)	—	—	—

Net income (loss)—Diluted	$0.31	$(0.12)	$0.01	$(0.14)

See notes to condensed consolidated financial statements.

LIBERTY LIVEWIRE CORPORATION

(formerly the Todd-AO Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MAY 31, 1999 AND MAY 31, 2000 (UNAUDITED)

(Dollars in thousands)

	1999	2000
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,427	$(1,226)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,735	11,741
Deferred income taxes	22	830
Deferred compensation and other	(229)	(130)
Foreign currency exchange rate	—	263
Amortization of deferred gain on sale/leaseback transaction	(1,856)	(556)
(Gain) on sale of marketable securities and investments	—	(391)
(Gain) on disposition of fixed assets	(253)	(3)
Changes in assets and liabilities (net of acquisitions):
Trade receivables, net	(1,563)	(3,407)
Inventories and other current assets	1,094	34
Accounts payable and accrued liabilities	(1,936)	(1,933)
Accrued equipment lease	182	(81)
Income taxes payable, net	606	(2,219)
Provision for liabilities	(836)	(24)
Other assets and liabilities	(409)	(1,849)
Deferred income	45	151

Net cash flows provided by operating activities	8,029	1,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities and investments	(91)	1,219
Proceeds from sale of marketable securities and investments	—	1,381
Proceeds from disposition of fixed assets	370	23
Capital expenditures	(20,023)	(12,941)
Purchase of 50% investment in 103 Estudio, S.L.	—	(1,891)

Net cash flows (used in) investing activities	$(19,744)	$(12,209)

LIBERTY LIVEWIRE CORPORATION

(formerly the Todd-AO Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED MAY 31, 1999 AND MAY 31, 2000 (UNAUDITED)

(Dollars in thousands)

	1999	2000
	Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	$22,206	$10,847
Payments of long-term debt	(9,436)	(2,436)
Payments on capital lease obligations	(80)	(18)
Proceeds from sale/leaseback transaction	8,500	—
Proceeds from issuance of common stock	206	2,388
Treasury stock transactions	(1,195)	—
Dividends paid	(443)	—

Net cash flows provided by financing activities	19,758	10,781
Effect of exchange rate changes on cash	—	(74)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	883	(302)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,127	9,739

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,010	$9,437

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$736	$3,913

Income taxes	$860	$0

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

1999
Revenues	$100,894

Net income before change in accounting principle	$3,795

Net income	$3,502

Net income per common share—before change in accounting principle—Basic	$0.40

Net income per common share—Basic	$0.37

Net income per common share—before change in accounting principle—Diluted	$0.38

Net income per common share—Diluted	$0.35

6.
In December 1998, November 1997 and December 1994 the Company signed agreements with its bank to implement the sale/leaseback of certain equipment. In December 1999, the Company exercised its option to purchase for $5,699 the equipment currently being leased under the December 1994 agreement. The purchase was funded by borrowings under credit facilities. The purchase price exceeds the equipment's estimated fair value, as determined by an independent valuation, by approximately $788. The Company recorded a pre-tax loss on equipment lease commitments in this amount during the fiscal year ended August 31, 1999. The valuation of the equipment originally sold and leased back under the December 1994 agreement was $11,218. The remaining agreements terminate on December 30, 2005 and December 1, 2002, respectively, and are being treated as operating leases for financial statement purposes. On December 29. 1998 and November 3, 1997 an aggregate of $8,809 and $8,500, respectively, of sound studio and video equipment was sold and leased back. The remaining deferred gain on the transactions to be amortized over two to five years is $2,415.

  The net equipment lease expense is as follows for the nine months ended:

	May 31, 1999	May 31, 2000
Equipment lease costs	$2,764	$2,637
Amortization of deferred gain on sale of equipment	(1,856)	(556)

Equipment lease expense, net	$908	$2,081

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

	May 31, 1999	May 31, 2000
Net income	$3,427	$(1,226)
Unrealized gain on marketable securities and long-term investments	41	9,799
Less: Classification adjustment for gains included in net income	—	(224)
Foreign currency translation adjustments	(153)	263
Tax effect on other comprehensive income	(76)	(3,395)

Comprehensive income	$3,239	$5,217

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

  Summarized financial information concerning the Company's reportable segments is shown in the following tables:

	Sound Services	Video Services	Other	Total
Nine Months Ended May 31, 1999:
Revenues	$30,698	$59,730	$—	$90,428
Income before income taxes, interest, depreciation and amortization of intangibles	2,940	14,251	174	17,365
Identifiable assets	30,682	75,308	2,746	108,736
Intangible assets, net	—	28,281	—	28,281
Capital expenditures	3,144	16,879	—	20,023
Depreciation expense	1,687	7,132	—	8,819
Nine Months Ended May 31, 2000:
Revenues	$35,950	$60,554	$—	$96,504
Income (loss) before income taxes, interest, depreciation and amortization of intangibles	60	14,974	(1,080)	13,954
Identifiable assets	44,540	77,062	9,821	131,423
Intangible assets, net	6,972	25,677	—	32,649
Capital expenditures	7,586	5,355	—	12,941
Depreciation expense	2,933	7,777	—	10,710

  The following table reconciles segment income before income taxes, interest, depreciation and amortization of intangibles to the Company's consolidated net income:

	Nine Months Ended
	May 31, 1999	May 31, 2000
Income before income taxes, interest, depreciation and amortization of intangibles	$17,365	$13,954
Amortization of intangibles	916	1,031
Interest expense	2,454	3,745
Depreciation	8,819	10,710
Provision for income taxes	1,749	(306)

Net income before change in accounting principle	3,427	(1,226)
Change in accounting principle, net	(293)	—

Net income	$3,134	$(1,226)

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

  Through August 31, 1999 the Company has signed three agreements with its bank to implement the sale/leaseback of certain equipment. An aggregate of $28,527 of sound studio and video equipment has been sold and leased back. The agreements, as amended, terminate on December 30, 2000, December 1, 2002 and December 30, 2005. All the agreements provide for interest based on LIBOR rates.. In December 1999 the Company exercised its option to purchase for $5,699 the equipment currently being leased under the sale/leaseback transaction maturing in December 2000. The purchase was funded by borrowings under credit facilities.

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

  Depreciation and amortization increased $2,006 or 20.61% due to the equipment and goodwill acquired with the Sound One acquisition and the Company's capital expenditures.

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

  As a result of the above, income before taxes and net change in accounting principle decreased $6,708 from $5,176 to a loss of $1,532 and net income before change in accounting principle decreased $4,653 from $3,427 to a loss of $1,226.

  The Company elected early adoption of Statements of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" in the prior year and reported the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, in the amount of $293, net of income tax benefit in the amount of $150.

  As a result of the above, net income after net change in accounting principle decreased $4,360 from $3,134 to a loss of $1,226.

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

  Depreciation and amortization increased $807 or 23.99% primarily due to the equipment and goodwill acquired with the Sound One acquisition and the Company's capital expenditures.

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

  As a result of the above, income before taxes decreased $2,249 from $140 to a loss before taxes of $2,109 and net income decreased $1,581 from $62 to a net loss of $1,519.

  Material Changes in Cash Flows

  For the nine months ended May 31, 2000, the Company generated $1,200 in cash from operating activities compared to $8,029 in 1999. A net loss of $1,226 adjusted for depreciation and net amortization of $11,185 provided cash of $9,959 in 2000 compared to $11,306 in 1999. Trade receivables increased $3,407 in 2000 compared to $1,563 in 1999. Decreases in accounts payable and other liabilities were $5,955 in 2000 compared to $2,348 in 1999. Cash provided by operations was utilized primarily to pay down accounts payable and other liabilities and to fund trade receivables in 2000 and cash provided by operations was utilized primarily to fund capital expenditures in 1999.

  Net borrowings from the Company's credit facility of $8,411 supplemented by net cash generated from the sale of marketable securities and the cash proceeds from issuing common stock totaling $4,988 were also used to acquire a 50% interest in a Barcelona-based sound facility named 103 Estudio, S.L. for $1,891 and to reinvest in capital assets of the Company.

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