Form 10-Q
period 2001-06-30
LIBERTY LIVEWIRE CORP
filed 2001-08-14
CIK 61442

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

OR

/ /	Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number: 0-1461

LIBERTY LIVEWIRE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	13-1679856 (I.R.S. Employer Identification No.)
520 Broadway, Santa Monica, CA (Address of principal executive offices)	90401 (Zip Code)

Registrant's telephone number, including area code: (310) 434-7000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares of common stock outstanding at August 8, 2001 was 5,362,418 Class A shares and 32,970,374 Class B shares.

LIBERTY LIVEWIRE CORPORATION
Quarterly Report on Form 10-Q
June 30, 2001

Index

Page
Part I—Financial Information
Item 1- Financial Statements
The following financial statements are filed herewith:
Condensed Consolidated Balance Sheets, June 30, 2001 (Unaudited) and December 31, 2000 (Audited)	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and for the Three and Six Months Ended May 31, 2000 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and May 31, 2000 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements	8
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3—Quantitative and Qualitative Disclosures About Market Risk	20
Part II—Other Information
Item 1—Legal Proceedings	20
Item 6—Exhibits and Reports on Form 8-K	21
Signature	21

LIBERTY LIVEWIRE CORPORATION

Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

Assets

	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$12,977	$19,466
Marketable securities	1,449	5,414
Trade receivables (net of allowance for doubtful accounts of $7,809 at June 30, 2001 and $5,567 at December 31, 2000)	103,201	106,158
Inventories	5,417	4,932
Deferred income taxes, net	6,295	4,742
Prepaid deposits and other	20,613	16,430

Total current assets	149,952	157,142

Property, plant and equipment (net of accumulated depreciation and amortization of $69,523 at June 30, 2001 and $35,076 at December 31, 2000)	410,924	366,944
Due from parent	6,438	7,245
Goodwill and identifiable intangible assets (net of accumulated amortization of $42,925 at June 30, 2001 and $21,356 at December 31, 2000)	670,415	631,196
Other assets (net of accumulated amortization of $1,483 at June 30, 2001 and $555 at December 31, 2000)	11,965	13,318

	$1,249,694	$1,175,845

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATIONCondensed Consolidated Balance Sheets (Continued)
(Amounts in thousands, except share and per share amounts)

Liabilities and Stockholders' Equity

	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
Current liabilities:
Accounts payable and accrued liabilities	$91,411	$108,780
Interest rate swap and accrued interest	6,891	1,120
SARs compensation payable	11,459	979
Current maturities of long-term debt and capital lease obligations	9,228	8,545

Total current liabilities	118,989	119,424

Long-term debt and capital lease obligations	430,096	399,891
Convertible subordinated debt	152,735	92,682
Other liabilities	2,385	3,764
Deferred income taxes, net	9,558	6,957

Total liabilities	713,763	622,718

Commitments and contingencies
Stockholders' equity:
Common stock:
Class A; authorized 300,000,000 shares of $0.01 par value; issued 5,362,418 at June 30, 2001 and 5,384,506 at December 31, 2000	54	54
Class B; authorized 100,000,000 shares of $0.01 par value; issued and outstanding 32,970,374 at June 30, 2001 and 31,612,716 at December 31, 2000	330	316
Additional paid-in capital	604,300	570,185
Retained deficit	(54,338)	(9,793)
Deferred tax asset to be utilized by parent	(4,532)	(409)
Accumulated other comprehensive loss	(9,623)	(6,934)
Other stockholders'equity	(260)	(292)

Total stockholders' equity	535,931	553,127

	$1,249,694	$1,175,845

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(Amounts in thousands, except share and per share amounts)

	Post Todd Merger		Pre Todd Merger
	Livewire		Todd-AO
	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001	Three Months Ended May 31, 2000	Six Months Ended May 31, 2000
Revenues	$147,702	$302,005	$31,829	$62,948

Costs and expenses:
Operating costs and other expenses	126,951	249,585	27,609	54,181
Non-cash compensation expense	5,730	10,859	—	—
Depreciation and amortization	29,132	59,878	4,171	8,161
Interest	15,704	29,294	1,247	2,486
Other expense—net	134	260	911	1,086

Total costs and expenses	177,651	349,876	33,938	65,914

Loss before benefit for income taxes	(29,949)	(47,871)	(2,109)	(2,966)
Provision (benefit) for income taxes	1,102	(3,326)	(590)	(732)

Net loss	$(31,051)	$(44,545)	$(1,519)	$(2,234)

Weighted average shares outstanding—basic and diluted	38,332,792	37,668,054	10,816,977	10,633,618

Net loss per common share—basic and diluted	$(0.81)	$(1.18)	$(0.14)	$(0.21)

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Post Todd Merger	Pre Todd Merger
	Livewire	Todd-AO
	Six Months Ended June 30, 2001	Six Months Ended May 31, 2000
Net cash flows provided by operating activities	$21,188	$2,894

Cash Flows from Investing Activities:
Purchase of marketable securities and investments	—	985
Proceeds from sales of equipment, marketable securities and investments	8,975	325
Investment in LNS	(300)	—
Cash paid for GWNS, net of cash received	(107,902)	—
Capital expenditures	(33,965)	(9,761)

Net cash flows used in investing activities	(133,192)	(8,451)

Cash Flows from Financing Activities:
Borrowings of long-term debt	37,859	6,072
Borrowings under convertible subordinated debt	95,801	—
Payments of long-term debt and capital lease obligations	(13,958)	(1,979)
Payments of non-convertible subordinated debt	(13,801)	—
Payments for SARs exercised	(85)	—
Proceeds from exercise of stock options	—	2,120

Net cash flows provided by financing activities	105,816	6,213
Effect of exchange rate changes on cash	(301)	(74)

Net (decrease) increase in cash and cash equivalents	(6,489)	582
Cash and cash equivalents at beginning of period	19,466	8,855

Cash and cash equivalents at end of period	$12,977	$9,437

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)
(Continued)

Supplemental Disclosures of Non Cash Investing and Financing Activities:

The Company recorded a discount of $23 million on the borrowing under the Liberty Subordinated Credit Agreement as a result of a beneficial conversion rate at the date of the borrowing. As of June 30, 2001, $1.2 million of the discount has been amortized.

The Company recorded a liability in the amount of $3.8 million for changes in the fair value of its interest rate swap.

Pursuant to the Liberty Subordinated Credit Agreement, the Company issued Class B common stock valued at $8.1 million to Liberty Media as payment of interest.

On February 1, 2001, the Company acquired substantially all of the U.S. assets of the business unit known as Group W Network Services and 100% of the outstanding capital stock of its wholly owned subsidiaries Asia Broadcast Centre Pte., Ltd. and Group W Yarra Broadcast Pte., Ltd. In connection with the acquisition, the Company paid cash as follows:

Assets acquired:
Property, plant and equipment—net	$46,622
Trade and other receivables—net	7,203
Prepaid deposits and other	3,681
Other assets	1,360
Goodwill	63,055
Liabilities assumed:
Accounts payable and accrued expenses	(7,032)
Long-term debt and capital lease obligations	(6,987)

Cash paid in acquisition, net of cash received	$107,902

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION

Notes To Condensed Consolidated Financial Statements

1.  Change in Control and Basis of Presentation

  Change in Control

  On June 9, 2000 Liberty Media Corporation ("Liberty Media") acquired a controlling interest in The Todd-AO Corporation ("Todd-AO") from its existing shareholders ("Todd Merger"). For financial statement purposes, the acquisition by Liberty Media is deemed to have occurred on June 1, 2000. In connection with the Todd Merger, the shareholders of Todd-AO approved the change of the Company's name to Liberty Livewire Corporation ("Livewire" or, the "Company"). Liberty Media owns 100% of Livewire's Class B Common Stock. Liberty Media's aggregate ownership interest in the Company's equity, which consists of both Class A Common Stock and Class B Common Stock, as of June 30, 2001, represents approximately 86% of the Company's outstanding equity and 98% of its voting control.

  Liberty Media is an indirect wholly owned subsidiary of AT&T. It's former parent, Tele-Communications, Inc ("TCI"), was acquired by AT&T by merger in March 1999. Liberty Media and its subsidiaries constitute substantially all of the businesses and assets of the Liberty Media Group. Liberty Media Group Class A ("LMGA") and Class B ("LMGB") Common Stock are tracking stocks of AT&T that are intended to reflect the economic performance of the Liberty Media Group. (See Note 9)

  Basis of Presentation.

  Due to the level of ownership of the Company obtained by Liberty Media as a result of the merger as discussed above, and the contribution of Four Media Company ("4MC") to Livewire, Liberty Media has applied "push down" accounting and transferred to the Company the fair value adjustments relating to the assets of Todd-AO at June 9, 2000. The assets and liabilities of 4MC have been recorded at Liberty Media's historical value including fair value adjustments resulting from the acquisition of 4MC by Liberty Media.

  The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the three and six months ended May 31, 2000 represent the consolidated financial condition and results of operations of Todd-AO before the acquisition by Liberty Media. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000 as amended by Amendment No. 1 on Form 10-K/A filed on April 30, 2001.

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

  On February 1, 2001, the Company acquired substantially all of the U.S. assets of the business unit known as Group W Network Services and 100% of the outstanding capital stock of Asia Broadcast Centre Pte., Ltd. and Group W Yarra Broadcast Pte., Ltd. (collectively "GWNS") for $107.9 million in cash, subject to certain post-closing purchase price adjustments, from Viacom, Inc. The consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with the excess consideration of $63.0 million recorded as goodwill. Livewire financed the acquisition with debt from the Liberty Subordinated Credit Agreement in the amount of $82 million, borrowings from Liberty Media evidenced by additional non-convertible subordinated notes in the aggregate amount of $13.8 million and an additional $13.4 million from the Company's revolving credit facility. GWNS, with operations in Stamford, CT, Minneapolis, MN and Singapore is a leading technical service provider in the broadcast industry, providing a wide array of program channel origination, studio production, post production, graphics and satellite transmission services to both domestic and international broadcasters.

  The acquisition of GWNS was accounted for under the purchase method of accounting. The Company is currently in the process of obtaining additional information, including appraisals, in order to finalize the purchase price and purchase price allocation. The following unaudited pro forma consolidated financial information for the six months ended June 30, 2001 and May 31, 2000 is presented as if all of the acquisitions made by the Company subsequent to December 1, 1999 had occurred on December 1, 1999. Pro forma adjustments are primarily for amortization of goodwill, depreciation adjustments, interest expense on borrowings in connection with the acquisition, and income taxes. No pro forma adjustments have been included for the pre-acquisition time periods for potential fluctuations in the liability recorded for the stock appreciation rights granted in the 4MC acquisition, including effects of market fluctuations or estimates of exercises.

(Amounts in thousands)	2001	2000
Revenues	$307,474	$314,495

Net loss	$(44,632)	$(26,315)

Net loss per common share—Basic and Diluted	$(1.16)	$(0.70)

3.  Comprehensive Income

  Comprehensive Income is defined as all changes in stockholders' equity, except those resulting from investments by or distributions to shareholders. The Company's comprehensive income is as follows:

  (Amounts in thousands)

	Pre Todd Merger	Post Todd Merger
	Livewire	Todd-AO
	Six Months Ended June 30, 2001	Six Months Ended May 31, 2000
Net loss	$(44,545)	$(2,234)
Unrealized gain on marketable securities	2,237	6,315
Mark-to-market loss for derivative transactions	(3,775)	—
Foreign currency translation adjustments	(1,151)	189

Comprehensive (loss) income	$(47,234)	$4,270

4.  Segment Reporting

  During the quarter ended June 30, 2001, the Company changed the manner in which it reports operating segments. The Company's business units have been aggregated into three reportable operating segments: Content Preparation, Content Management and Content Distribution. Other includes corporate related items and income and expenses not allocated to reportable segments. Europe's operations, for which the Company previously maintained a separate segment and management structure, have been grouped according to function within the Company's operating segments. Certain reclassifications have been made to the prior periods' reported herein to conform to the current period's presentation.

  The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company evaluates segment operating performance based upon several factors, including EBITDA. EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortization, and excludes gains and losses on asset sales, non-cash compensation, and non-recurring charges.

  Summarized financial information concerning the Company's reportable segments is shown in the following tables:

(Amounts in thousands)

Post Todd Merger

Livewire	Content Preparation	Content Management	Content Distribution	Other	Total
Six Months Ended
June 30, 2001 (Unaudited):
Revenues	$177,167	$49,533	$75,305	$—	$302,005
EBITDA	33,519	14,778	17,721	(13,598)	52,420
Capital expenditures	20,387	3,671	3,336	6,571	33,965
Depreciation and amortization	28,481	5,398	11,215	14,784	59,878
Three Months Ended
June 30, 2001 (Unaudited):
Revenues	$83,300	$25,530	$38,872	$—	$147,702
EBITDA	12,890	7,043	8,722	(7,904)	20,751
Capital expenditures	10,453	1,626	477	5,701	18,257
Depreciation and amortization	14,968	2,329	7,065	4,770	29,132

Pre Todd Merger

Todd-AO	Content Preparation	Content Management	Content Distribution	Other	Total
Six Months Ended
May 31, 2000 (Unaudited)
Revenues	$44,293	$12,650	$6,005	$—	$62,948
EBITDA	4,491	2,619	1,657	—	8,767
Capital expenditures	8,572	464	725	—	9,761
Depreciation and amortization	6,217	1,011	933	—	8,161
Three Months Ended
May 31, 2000 (Unaudited)
Revenues	$22,436	$6,473	$2,920	$—	$31,829
EBITDA	1,768	1,590	862	—	4,220
Capital expenditures	1,447	242	512	—	2,201
Depreciation and amortization	3,227	496	448	—	4,171

  The following table reconciles segment EBITDA to the Company's consolidated net loss:

(Amounts in thousands)

	Post Todd Merger		Pre Todd Merger
	Livewire		Todd-AO
	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001	Three Months Ended May 31, 2000	Six Months Ended May 31, 2000
EBITDA	$20,751	$52,420	$4,220	$8,767
Depreciation and amortization	(29,132)	(59,878)	(4,171)	(8,161)
Interest	(15,704)	(29,294)	(1,247)	(2,486)
Non-cash compensation expense	(5,730)	(10,859)	—	—
Other expense, net	(134)	(260)	(911)	(1,086)
Income tax benefit (provision)	(1,102)	3,326	590	732

Net loss	$(31,051)	$(44,545)	$(1,519)	$(2,234)

  Information as to the Company's operations in different geographic areas is as follows:

(Amounts in thousands)

	Post Todd Merger		Pre Todd Merger
	Livewire		Todd-AO
	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001	Three Months Ended May 31, 2000	Six Months Ended May 31, 2000
Revenue
United States	$116,506	$239,954	$23,087	$45,912
Foreign	31,196	62,051	8,742	17,036

Total Revenue	$147,702	$302,005	$31,829	$62,948

(Amounts in thousands)

	Post Todd Merger Livewire June 30, 2001	Pre Todd Merger Todd-AO May 31, 2000
Assets
United States	$1,085,925	$116,086
Foreign	163,769	47,986

Total Assets	$1,249,694	$164,072

5.  Accounting Standards

  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. Derivative gains and losses included in OCI are reclassified into earnings at the time of sale or termination of the respective financial instrument.

  The adoption of SFAS No. 133 on January 1, 2001 did not have a material effect on the Company's financial statements. The Company has only one derivative instrument, an interest rate swap, which was outstanding at December 31, 2000. The fair value of the interest rate swap was not significant at December 31, 2000 as it was cashless when entered into on December 28, 2000. The interest rate swap, as amended, has an 18-month term with Bank of America, N.A. for a notional amount of $365 million. Under the amended agreement, the Company is obligated to pay 5.38% in exchange for receiving three-month LIBOR on the notional amount. Settlements are quarterly and the contract expires December 28, 2002.

  The Company uses this interest rate swap to hedge certain LIBOR based interest rate payments required under certain indebtedness. The Company monitors interest rates and the credit quality of the counter-party.

  For the six months ended June 30, 2001, OCI included a loss of $3.8 million for changes in the fair value of the interest rate swap.

  In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," which requires that all business combinations be accounted for by the purchase method of accounting only, and SFAS No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

  The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002 for assets acquired prior to June 30, 2001 and immediately for assets acquired subsequent to June 30, 2001, in accordance with the Statements. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable at this time to reasonably estimate the impact of adopting these Statements on the Company's financial statements, including whether transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

6.  Related Party Transactions

  Liberty Media and Livewire are parties to a First Amended and Restated Credit Agreement dated as of December 22, 2000 (the "Liberty Subordinated Credit Agreement"). The agreement currently provides for aggregate credit commitments of at least $145 million and up to $213.6 million, depending on the availability of additional commitments under the Senior Credit Agreement with Livewire's institutional lenders and subject to the completion of proposed transactions as defined in the agreement. Funds are available at Livewire's option in whole or in part at any time during the 4-year period June 9, 2000 to June 9, 2004 and mature on June 30, 2008. The Liberty Subordinated Credit Agreement provides that all Livewire obligations to Liberty Media be subordinated to Livewire's obligations to its institutional lenders under the Senior Credit Agreement. Liberty Media and Livewire are also parties to a Subordination Agreement dated as of June 22, 2001, which provides for Livewire's obligations under the Liberty Subordinated Credit Agreement to be subordinated to Livewire's obligations under its secured loan from Heller Financial Leasing, Inc. The notes issued under the Liberty Subordinated Credit Agreement (the "convertible notes") are general unsecured obligations of Livewire, which have been subordinated as described above. The convertible notes bear interest at 10% per annum, payable quarterly in arrears either in cash or shares, at Livewire's option, of Livewire's Class B common stock or a combination thereof, subject to certain limits. To the extent interest is paid in shares of Class B common stock, such shares will be valued at 95% of the trailing ten day average closing price of the Class A common stock of Livewire on the interest payment date. Through June 30, 2001, the Company issued to Liberty Media 1,357,658 shares of the Company's Class B Common Stock in payment of $8.1 million in interest. The convertible notes are convertible at the option of Liberty Media into shares of Livewire's Class B Common Stock at a conversion price of $10.00 per share. At June 30, 2001, the Company had $174.5 million outstanding under the Liberty Subordinated Credit Agreement exclusive of a $21.8 million unamortized discount on convertible debt.

  The Company filed its own consolidated federal income tax return until May 31, 2000. Starting June 1, 2000, the Company is included in the consolidated tax return of AT&T pursuant to the terms of a Tax Liability Allocation and Indemnification Agreement entered into with the Company's parent, Liberty Media (the "Tax Sharing Agreement").

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

7.  Stock Options and Stock Appreciation Rights

  Pursuant to the acquisition of 4MC by Liberty Media each outstanding 4MC stock option was converted into a stock appreciation right ("SARs"). Upon the election to exercise, holders of vested SARs have the option of receiving any net cash appreciation of LMGA stock over the exercise price or may exercise into shares of LMGA stock. Amounts paid or stock issued pursuant to these arrangements are the obligations of Liberty Media and therefore are non-cash to the Company. The accrued expense at December 31, 2000 was $1 million and the accrued expense at June 30, 2001 is $11.5 million. The condensed consolidated statement of operations for the six months ended June 30, 2001 reflects non-cash compensation expense of $10.9 million due to the increase in the stock price underlying the SARs as of that date.

8.  Taxes

  As of June 30, 2001, Livewire's deferred income tax asset for federal and state net operating loss carryovers has been reduced by a valuation allowance of $10.4 million which includes $8.2 million recorded in the quarter ended June 30, 2001. Realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income by the Company on a stand-alone basis. The $8.2 million increase to the valuation allowance in the quarter ended June 30, 2001 was recorded because management believes that it is more likely than not that the deferred tax asset will not be realized.

9.  Subsequent Events

  On June 18, 2001, AT&T announced its plan to split off Liberty Media Corporation as a separate publicly traded company. On August 10, 2001, the split-off was consummated, as AT&T redeemed each outstanding share of its LMGA and LMGB tracking stock for shares of Liberty Media Corporation Series A and Series B common stock, on a one-for-one basis, respectively. Subsequent to August 10, 2001, Liberty Media Corporation, which directly and through its subsidiaries owns all of the assets and operations formerly comprising the Liberty Media Group, is no longer a subsidiary of AT&T. Liberty Media Corporation trades on the New York Stock Exchange under the symbols "LMC.A" and "LMC.B".

  On August 6, 2001, the Company's Board of Directors (the "Board") approved the amended Liberty Livewire Corporation 2000 Incentive Plan (the "Plan"), effective as of November 28, 2000, pursuant to which the Company may grant stock options and other awards to eligible persons, subject to certain terms and limitations, as provided for by the Plan. Stock options may be granted at exercise prices more than, less than or equal to fair market value at the date of grant. In general, options become exercisable as to 25% of the shares on each of the second, third, fourth and fifth anniversaries of the date of grant, and expire 10 years after the date of grant. As of August 10, 2001, shares of Class A common stock with respect to which awards may be granted during the term of the Plan totaled 6.5 million. The Plan is to be presented for shareholder approval at the 2001 annual meeting.

  In addition to the Plan, the Board also approved the 2000 Nonemployee Director Stock Option Plan of Liberty Livewire Corporation (the "Stock Option Plan"), effective as of August 6, 2001, pursuant to which the Company may grant stock options to independent directors of the Board at exercise prices equal to fair market value at the date of grant. In general, options become exercisable as to 20% of the shares on each of the first five anniversaries of the date of grant, and expire 10 years after the date of grant. As of August 10, 2001, shares of Class A common stock with respect to which awards may be granted during the term of the Stock Option Plan totaled 150,000. The Stock Option Plan is to be presented for shareholder approval at the 2001 annual meeting.

  On August 6, 2001, the Company granted 6,200,000 options with an exercise price of $7.00. In addition, the Company granted 1,635,000 performance based stock options in accordance with the

  Plan. Vesting of performance-based options is contingent upon attainment of a targeted consolidated EBITDA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis provides information concerning our results of operations and financial condition and should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000 as amended by Amendment No. 1 on Form 10-K/A. The following discussion focuses on material trends, risks and uncertainties affecting our results of operations and financial condition.

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

  We believe that EBITDA is an important measure of our financial performance. "EBITDA" is defined by the Company as earnings before interest, taxes, depreciation, amortization, and excludes gains and losses on asset sales, non-cash compensation, and non-recurring charges. Our investments in new infrastructure, machine capacity, technology and goodwill arising from our significant acquisition activity have produced a relatively high depreciation and amortization expense and will remain a significant non-cash charge to earnings. EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, is widely used as a measure of cash flow available to pay interest and repay debt, and, to the extent available after debt service and other required uses, to make acquisitions or invest in capital equipment and new technologies. As a result, we intend to report EBITDA as a measure of financial performance. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect capital expenditures that may be required to maintain our market share, revenues and leadership position in our industry. Moreover, not all EBITDA will be available to pay interest or repay debt. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

  In the following analysis and discussion, Livewire's operations are compared with reference to the reportable operating segments as described in Note 4 to the accompanying condensed consolidated financial statements as well as to the combination of key companies acquired through merger and acquisitions.

  The operations of Livewire prior to the acquisition and merger in June 2000 are referred to as the operations of Todd-AO (the former name of Livewire prior to the acquisition) for the purpose of these analyses and discussions and include only a portion of our Content Preparation, Content Management and Content Distribution segments.

  The six and three months ended June 30, 2001 represent the combined operations of Livewire and the six and three months ended May 31, 2000 represent only the operations of Todd-AO. The operating results for the Todd-AO operations are not comparable between the periods as the six and three months ended May 31, 2000 does not include the effects of purchase accounting adjustments related to the Todd Merger and the six and three months ended June 30, 2001 includes the effects of purchase accounting adjustments related to the Todd Merger.

  Material Changes in Results of Operations

  Six Months Ended June 30, 2001 compared to Six Months Ended May 31, 2000

  Revenues increased $239.1 million from $62.9 million to $302 million. Increases in Content Preparation ($132.9 million) Content Management ($36.9 million) and Content Distribution ($69.3 million) were the result of the acquisitions of 4MC ($136.4 million), SounDelux ($14.4 million), Triumph ($9.4 million), Soho ($9.4 million), Visiontext ($4.4 million), VSC ($48.9 million), ANS ($4.8 million) and GWNS ($17.2 million), which represented an increase of $244.9 million. However, this increase was partially offset by a decrease of $5.8 million from the pre-merger operations of Todd-AO.

  Operating costs and other expenses increased $195.4 million from $54.2 million to $249.6 million. Increases in Content Preparation ($103.9 million), Content Management ($24.7 million), Content Distribution ($53.2 million) and Other Corporate costs ($13.6 million) were primarily the result of the acquisitions described above. In connection with the acquisition of 4MC, the Company recorded the Liberty Media SARs. Due to an increase in the underlying stock price of Liberty Media, an expense of $10.9 million was recorded for the period.

  As a result of the above, EBITDA, as defined by the Company, increased $43.6 million from $8.8 million to $52.4 million for the newly combined Livewire.

  Depreciation and amortization increased $51.7 million from $8.2 million to $59.9 million. The increase is primarily due to equipment, goodwill and identifiable intangibles acquired in acquisitions and to the increase in goodwill and identifiable intangibles as a result of the purchase accounting adjustments made in connection with the Todd Merger.

  Interest expense increased $26.8 million from $2.5 million to $29.3 million. The increase is attributable to additional borrowings under the Senior Credit Facility, the Liberty Media convertible subordinated debt, and non-convertible subordinated debt primarily for the funding of acquisitions and capital expenditures.

  Benefit for income taxes increased $2.6 million from $732,000 to $3.3 million. The Company's tax benefit for the six months ended June 30, 2001 has been reduced by $8.2 million to record a tax valuation allowance on its net operating losses.

  Three Months Ended June 30, 2001 compared to Three Months Ended May 31, 2000

  Revenues increased $115.9 million from $31.8 million to $147.7 million. Increases in Content Preparation ($60.9 million) Content Management ($19.1 million) and Content Distribution ($35.9 million) were the result of the acquisitions of 4MC ($64.9 million), SounDelux ($7.3 million), Triumph ($4.6 million), Soho ($4.6 million), Visiontext ($2.4 million), VSC ($24.1 million), ANS ($2.4 million) and GWNS ($10.1 million), which represented an increase of $120.4 million. However, this increase was partially offset by a decrease of $4.5 million from the pre-merger operations of Todd-AO.

  Operating costs and other expenses increased $99.3 million from $27.6 million to $126.9 million. Increases in Content Preparation ($49.7million), Content Management ($13.6 million), Content Distribution ($28.1 million) and Other Corporate costs ($7.9 million) were primarily the result of the acquisitions described above. In connection with the acquisition of 4MC, the Company recorded the Liberty Media SARs. Due to an increase in the underlying stock price of Liberty Media, an expense of $5.7 million was recorded for the period.

  As a result of the above, EBITDA, as defined by the Company, increased $16.5 million from $4.2 million to $20.7 million for the newly combined Livewire.

  Depreciation and amortization increased $25 million from $4.1 million to $29.1 million. The increase is primarily due to equipment, goodwill and identifiable intangibles acquired in acquisitions and to the increase in goodwill and identifiable intangibles as a result of the purchase accounting adjustments made in connection with the Todd Merger.

  Interest expense increased $14.5 million from $1.2 million to $15.7 million. The increase is attributable to additional borrowings under the Senior Credit Facility, the Liberty Media convertible subordinated debt, and non-convertible subordinated debt primarily for the funding of acquisitions and capital expenditures.

  Provision for income taxes increased $1.7 million from a benefit of $590,000 to a provision of $1.1 million. The Company's tax benefit for the three months ended June 30, 2001 has been reduced by $8.2 million to record a tax valuation allowance on its net operating losses.

  Material Changes in Financial Condition

  Liquidity and Capital Resources

  Cash Flows

  For the six months ended June 30, 2001, the Company generated $21.2 million from operating activities compared to $2.9 million in the six months ended May 31, 2000. The increase in net cash provided by operations for the six months ended June 30, 2001 was primarily attributable to increased EBITDA.

  Net cash provided by financing activities was $105.8 million for the six months ended June 30, 2001 compared to $6.2 million for the six months ended May 31, 2000. The cash provided by financing activities was primarily used to acquire GWNS and to fund capital expenditures in 2001 and to fund capital expenditures in 2000.

  Credit Agreements

  Under a long-term credit agreement, dated December 22, 2000 with several banks and other financial institutions, including Banc of America Securities, LLC, as agent and a lender (the "Senior Credit Agreement"), Livewire may borrow up to $414.7 million in term and revolving loans, subject to compliance with certain financial covenants and other borrowing conditions. The Senior Credit Agreement is available to refinance existing debt and for general corporate purposes, capital expenditures and acquisitions. We may add new lenders to the agreement (with the consent of the current lenders) increasing the available borrowings by an additional $135 million for a total commitment of $550 million.

  At December 31, 2000, $377 million was outstanding under the Senior Credit Agreement. During the six months ended June 30, 2001, the Company borrowed an additional $25.8 million under the revolving portion of the Senior Credit Agreement to partially fund the GWNS acquisition, pay down the Liberty subordinated debt and for general working capital requirements. As of June 30, 2001, $392.8 million was outstanding under the Senior Credit Agreement and $19.7 million was available (exclusive of the potential $135 million increase in the total commitment).

  On February 1, 2001, the Company drew upon the Liberty Subordinated Credit Agreement for the sum of $82 million to partially fund the acquisition of GWNS. On the date of the draw, the fair value of Livewire's Class A common stock exceeded the conversion price by $2.81 per share. The beneficial conversion of $23.0 million was recorded as a discount on convertible debt and an increase of additional paid in capital. The discount on convertible debt will be amortized as interest expense over the earlier of the remaining term of the Liberty Subordinated Credit Agreement through June 30, 2008 or date of conversion by Liberty Media. Additionally, and in accordance with provisions under the Senior Credit Agreement, the Company borrowed $13.8 million from an affiliate of Liberty Media to fund the acquisition of GWNS. The indebtedness was evidenced by two (2) non-convertible notes; one in the principal amount of $9.4 million and the second in the principal amount of $4.4 million. The non-convertible notes were paid off during the quarter ended June 30, 2001. As of June 30, 2001, $174.5 million was due to Liberty Media under the Liberty Subordinated Credit Agreement, exclusive of the $21.8 million unamortized discount on convertible debt.

  On June 22, 2001, the Company borrowed $10 million from Heller Financial Leasing Inc. in order to pay down $9.7 million of the debt outstanding under the revolving portion of the Senior Credit

  Agreement. Certain equipment owned by the Company and used in the Content Preparation and Management segments of its operations collateralizes the financing.

  The Company believes that the cash flow from operations, combined with our borrowing capabilities under the Senior Credit Agreement and other debt instruments will be sufficient to meet our anticipated working capital and capital expenditure requirements through the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risks

  The Company has only one derivative instrument, an interest rate swap, which was outstanding at December 31, 2000. The fair value of the interest rate swap was not significant at December 31, 2000 as it was cashless when entered into on December 28, 2000. The interest rate swap, as amended, has an 18-month term with Bank of America, N.A. for a notional amount of $365 million. Under the amended agreement, the Company is obligated to pay 5.38% in exchange for receiving three-month LIBOR on the notional amount. Settlements are quarterly and the contract expires December 28, 2002.

  The Company uses this interest rate swap to manage LIBOR based interest rate payments required under certain indebtedness. The Company monitors interest rates and the credit quality of the counter- party, a major financial institution, and does not anticipate nonperformance by the counter-party.

  The interest rate swap is designed as a cash flow hedge and is 100% effective. For the six months ended June 30, 2001, Other Comprehensive Income included a loss of $3.8 million for changes in the fair value of the interest rate swap.

  Foreign Exchange Rate Risks

  We do not, at present, have a policy for managing foreign exchange rate risk beyond the utilization of local currency borrowings to fund foreign acquisitions whenever possible.

  Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transactions gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. Fluctuations in the exchange rate therefore will affect our consolidated balance sheets and income statements. Until recently, the British pound and the Singapore dollar have been stable relative to the United States dollar. However, during the year ended December 31, 2000, the British pound and the Singapore dollar lost approximately 7.7% and 4% of their value, respectively, relative to the US dollar and during the six months ended June 30, 2001, the British pound and the Singapore dollar lost approximately 5.2% and 5% of their value, respectively, relative to the US dollar.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

  The Company is involved in litigation and similar claims incidental to the conduct of our business. None of the pending actions is likely to have a material adverse impact on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

  Through June 30, 2001, the Company issued to Liberty Media 1,357,658 shares of the Company's Class B Common Stock in payment of $8.1 million in interest under the Liberty Subordinated Credit Agreement. Such issuance was not registered under the Securities Act of 1933, as amended, pursuant to the exemption from registration afforded by Section 4(2) of that Act. Shares of Class B Common Stock are convertible into shares of the Company's Class A Common Stock, on a one-for-one basis, at any time at the option of the holder.

Item 6. Exhibits and Reports on Form 8-K

(a)	(1)	Master Security Agreement by and between Todd-AO Studios West, Todd-AO Studios East, Inc. and Heller Financial Leasing, Inc dated June 22, 2001 is filed herewith.
	(2)	Promissory Note No. 01 in the amount of $10 million between Todd-AO Studios West, Todd-AO Studios East, Inc. and Heller Financial Leasing, Inc. dated June 22, 2001 is filed herewith.
	(3)	Subordination Agreement dated June 22, 2001 between Liberty Media Corporation and Liberty Livewire Corporation is filed herewith.
	(4)	Liberty Livewire Corporation 2000 Incentive Plan approved by the Board of Directors as of August 6, 2001 and effective as of November 28, 2000 is filed herewith.
	(5)	2000 Nonemployee Director Stock Option Plan of Liberty Livewire Corporation approved by the Board of Directors and effective as of August 6, 2001 is filed herewith.
(b)	(1)	A report on Form 8-K was filed on May 25, 2001 disclosing the appointment of George C. Platisa to the position of Executive Vice President and Chief Financial Officer of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LIVEWIRE CORPORATION
AUGUST 14, 2001 DATE	/s/ GEORGE C. PLATISA George C. Platisa Executive Vice President and Chief Financial Officer

QuickLinks

Form 10-Q
Index
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Notes To Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE