Form 10-Q
period 2001-09-30
LIBERTY LIVEWIRE CORP
filed 2001-11-14
CIK 61442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                    (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission file number: 0-1461

LIBERTY LIVEWIRE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1679856 (I.R.S. Employer Identification No.)

520 Broadway, Santa Monica, CA 90401
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 434-7000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at November 13, 2001

Common Stock, $0.01 par value — Class A	5,335,424
Common Stock, $0.01 par value — Class B	33,624,496

Liberty Livewire Corporation
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001

Page

PART I. FINANCIAL INFORMATION
ITEM 1. — Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and for the Three and Four Months Ended September 30, 2000 and Five Months Ended May 31, 2000	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and Four Months Ended September 30, 2000 and Five Months Ended May 31, 2000	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3. — Quantitative and Qualitative Disclosures About Market Risk	20
PART II. OTHER INFORMATION
ITEM 1. — Legal Proceedings	20
ITEM 2. — Changes in Securities and Use of Proceeds	20
ITEM 6. — Exhibits and Reports on Form 8-K	20
SIGNATURE	21

LIBERTY LIVEWIRE CORPORATION

Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Assets

	September 30,	December 31,
	2001	2000

	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$19,625	$19,466
Marketable securities	—	5,414
Trade receivables (net of allowance for doubtful accounts of $8,477 at September 30, 2001 and $5,567 at December 31, 2000)	109,457	106,158
Inventories	5,137	4,932
Deferred income taxes, net	6,553	4,742
Prepaid expenses and other	17,217	16,430

Total current assets	157,989	157,142

Property, plant, and equipment (net of accumulated depreciation and amortization of $178,668 at September 30, 2001 and $35,076 at December 31, 2000)	409,371	366,944
Due from parent company	—	7,245
Goodwill and identifiable intangible assets (net of accumulated amortization of $54,690 at September 30, 2001 and $21,356 at December 31, 2000)	692,178	631,196
Deferred income taxes, net	2,496	—
Other Assets (net of accumulated amortization of $2,700 at September 30, 2001 and $555 at December 31, 2000)	12,271	13,318

Total Assets	$1,274,305	$1,175,845

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION

Condensed Consolidated Balance Sheets (Continued)
(Amounts in thousands, except per share amounts)

Liabilities and Stockholders’ Equity

	September 30,	December 31,
	2001	2000

	(Unaudited)	(Audited)
Current Liabilities:
Accounts payable and accrued liabilities	$101,422	$108,780
Interest rate swaps and accrued interest	17,930	1,120
SARs compensation payable	379	979
Current maturities of long-term debt and capital lease obligations	8,125	8,545

Total current liabilities	127,856	119,424

Long-term debt and capital lease obligations	$435,127	$399,891
Convertible subordinated debt	182,903	92,682
Due to parent company	3,273	—
Other liabilities	4,366	3,764
Deferred income taxes, net	—	6,957

Total liabilities	753,525	622,718

Commitments and contingencies
Stockholders’ equity:
Common stock:
Class A; authorized 300,000,000 shares of $0.01 par value; issued 5,362,418 at September 30, 2001 and 5,384,506 at December 31, 2000	54	54
Class B; authorized 100,000,000 shares of $0.01 par value; issued and outstanding 33,624,496 at September 30, 2001 and 31,612,716 at December 31, 2000	336	316
Additional paid-in capital	612,160	570,185
Retained deficit	(72,714)	(9,793)
Deferred tax asset to be utilized by parent	(150)	(409)
Accumulated other comprehensive loss	(18,735)	(6,934)
Other stockholders’ equity	(171)	(292)

Total stockholders’ equity	520,780	553,127

Total liabilities and stockholders’ equity	$1,274,305	$1,175,845

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share amounts)

	Post Todd Merger				Pre Todd Merger

	Livewire				Todd-AO

	Three Months	Three Months	Nine Months	Four Months	Five Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	May 31,
	2001	2000	2001	2000	2000

Revenues	$142,648	$100,441	$444,653	$127,307	$53,243

Costs and Expenses:
Operating costs and other expenses	120,296	90,348	369,881	114,324	45,332
Non-cash compensation expense	(10,051)	(18,439)	808	(11,089)	—
Depreciation and amortization	33,277	19,571	93,155	25,433	6,244
Interest	14,808	7,243	44,102	9,543	2,032
Other income (expense), net	2,436	(997)	2,696	(911)	1,070

Total costs and expenses	160,766	97,726	510,642	137,300	54,678

Income (loss) before income taxes	(18,118)	2,715	(65,989)	(9,993)	(1,435)
Provision (benefit) for income taxes	258	3,473	(3,068)	(1,215)	(441)

Net loss	$(18,376)	$(758)	$(62,921)	$(8,778)	$(994)

Weighted average shares outstanding- basic and diluted	37,981,528	35,074,709	37,677,408	31,991,406	10,768,773

Net loss per common share-basic and diluted	$(0.48)	$(0.02)	$(1.67)	$(0.27)	$(0.09)

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Post Todd Merger		Pre Todd Merger

	Livewire		Todd-AO

	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
	2001	2000	2000

Net cash flows provided by operating activities	$36,102	$12,079	$4,453

Cash flows from investing activities:
Purchase of marketable securities and investments	—	(2,017)	1,951
Proceeds from sales of equipment, marketable securities,	—	—	—
and investments	22,946	43	—
Acquisition of GWNS, net of cash acquired	(107,902)	—	—
Acquisition of ANS and Cinram, net of cash acquired	(32,330)	—	—
Net cash acquired in 4MC contribution	—	14,066	—
Acquisition of Triumph, net of cash acquired	—	(8,488)	—
Acquisition of Soho, net of cash acquired	—	(26,969)	—
Capital expenditures	(52,522)	(23,233)	(4,038)
Other Assets	—	2,338	(1,669)

Net cash flows used in investing activities	(169,808)	(44,260)	(3,756)

Cash flows from financing activities:
Borrowings of long-term debt	50,056	65,144	400
Borrowings under convertible subordinated debt	127,539	—	—
Payments of long-term debt and capital lease obligations	(29,643)	(6,373)	(2,669)
Payments of non-convertible subordinated debt	(13,801)	—	—
Payments for SARs exercised	(85)	(215)	—
Borrowings from parent company, net	—	(11,262)	—
Proceeds from exercise of stock options	—	3,425	776

Net cash flows provided by (used in) financing activities	134,066	50,719	(1,493)
Effect of exchange rate changes on cash	(201)	(385)	(67)

Net increase (decrease) in cash and cash equivalents	159	18,153	(863)
Cash and cash equivalents at beginning of period	19,466	9,437	10,300

Cash and cash equivalents at end of period	$19,625	$27,590	$9,437

See notes to condensed consolidated financial statements

Liberty Livewire Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Change in Control and Basis of Presentation

Change in Control

On June 9, 2000, Liberty Media Corporation (“Liberty Media”) acquired a controlling interest in Todd-AO Corporation (“Todd-AO”) from its existing shareholders (“Todd Merger”). For financial statement purposes, the acquisition by Liberty Media is deemed to have occurred on June 1, 2000. In connection with the Todd Merger, the shareholders of Todd-AO approved the change of the Company’s name to Liberty Livewire Corporation (“Livewire” or the “Company”). Liberty Media owns 100% of Livewire’s Class B Common Stock. Liberty Media’s aggregate ownership interest in the Company’s equity, which consists of both Class A Common Stock and Class B Common Stock, as of September 30, 2001, represents approximately 86% of the Company’s outstanding equity and 98% of its voting control.

Liberty Media was previously an indirect wholly owned subsidiary of AT&T. It’s former parent, Tele-Communications, Inc. (“TCI”), was acquired by AT&T by merger in March 1999. On June 18, 2001, AT&T announced its plan to split off Liberty Media Corporation as a separate publicly traded company. On August 10, 2001, the split-off was consummated, as AT&T redeemed each outstanding share of its LMGA and LMGB tracking stock for shares of Liberty Media Corporation Series A and Series B common stock, on a one-for-one basis, respectively. Subsequent to August 10, 2001, Liberty Media Corporation, which directly and through its subsidiaries owns all of the assets and operations formerly comprising the Liberty Media Group, is no longer a subsidiary of AT&T. Liberty Media Corporation trades on the New York Stock Exchange under the symbols “LMC.A” and “LMC.B”.

Basis of Presentation

Due to the level of ownership of the Company obtained by Liberty Media as a result of the Todd Merger as discussed above, and the contribution of Four Media Company (“4MC”) to Livewire, Liberty Media has applied “push down” accounting and transferred to the Company the fair value adjustments relating to the assets of Todd-AO at June 9, 2000. The assets and liabilities of 4MC have been recorded at Liberty Media’s historical value including fair value adjustments resulting from the acquisition of 4MC by Liberty Media.

The accompanying unaudited consolidated financial statements of Livewire, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial position as of September 30, 2001; the results of its operations for the three months ended September 30, 2001 and 2000, the nine months ended September 30, 2001, the four months ended September 30, 2000 and the five months ended May 31, 2000; and the cash flows for the nine months ended September 30, 2001, the four months ended September 30, 2000 and the five months ended May 31, 2000. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

The condensed consolidated financial statements for the five months ended May 31, 2000 represent the consolidated financial condition and results of operations of Todd-AO before the acquisition by Liberty Media. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000 as amended by Amendment No. 1 on Form 10-K/A filed on April 30, 2001.

The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

2.	Acquisitions

On January 5, 2001, Livewire entered into an Ownership Interest Purchase Agreement (the “Purchase Agreement”) with ANS Acquisition Sub, Inc. (“ANS”), a direct, wholly owned subsidiary of Livewire, and Ascent Entertainment Group, Inc. (“AEG”). Liberty Media is the sole stockholder of AEG. Pursuant to the Purchase Agreement, on January 5, 2001, (i) Ascent Network Services, a division of AEG, contributed all of its assets to Livewire Network Services, LLC (“LNS”), a direct, wholly owned subsidiary of AEG, (ii) ANS purchased a 1% ownership interest in LNS from AEG in exchange for $300,000 in cash, and (iii) ANS and AEG entered into the Operating Agreement of LNS (the “Operating Agreement”). ANS provides operational, installation, maintenance, and support services for satellite communication systems and their users.

Liberty Livewire Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Acquisitions, Continued

Under the Operating Agreement, ANS was appointed as manager of LNS. The Operating Agreement also contained a put-call provision, pursuant to which ANS may elect to purchase from AEG, or AEG could elect to sell to ANS, at certain times during the 2001 calendar year, the remaining 99% of the ownership interests of LNS owned by AEG (the “Put-Call”). The purchase price under the Put-Call was to be payable in cash and equaled $29.7 million plus an additional amount accrued equal to a percentage of the original $29.7 million calculated at a 10% annual rate from the date of the Purchase Agreement to the date of acquisition of the 99% interest.

Subsequently, on September 6, 2001, the Company elected to utilize the Put-Call and purchased, through ANS, the 99% ownership interest of LNS it did not already own. The purchase price was $31.7 million in cash. The assets and liabilities of ANS were recorded based on ANS’ historical values. Livewire is now the sole owner of LNS.

On February 1, 2001, the Company acquired from Viacom, Inc. substantially all of the U.S. assets of the business unit known as Group W Network Services and 100% of the outstanding capital stock of Asia Broadcast Centre Pte., Ltd. and Group W Yarra Broadcast Pte., Ltd. (collectively, “GWNS”) for $107.9 million in cash, subject to certain post-closing purchase price adjustments. The consideration was allocated based on the preliminary fair values of the assets and liabilities acquired with the excess consideration of $63.0 million recorded as goodwill. Livewire financed the acquisition with debt from the First Amended and Restated Credit Agreement, dated as of December 22, 2000, by and between Liberty Media and Livewire (the “Liberty Subordinated Credit Agreement”) in the amount of $82 million, borrowings from Liberty Media evidenced by additional non-convertible subordinated notes in the aggregate amount of $13.8 million and an additional $13.4 million from the Company’s revolving credit facility. GWNS, with operations in Stamford, Connecticut, Minneapolis, Minnesota and Singapore, is a leading technical service provider in the broadcast industry, providing a wide array of program channel origination, studio production, post production, graphics and satellite transmission services to both domestic and international broadcasters.

The acquisition of GWNS was accounted for under the purchase method of accounting. The Company completed the valuation and recording of a significant portion of assets and liabilities during the quarter ended September 30, 2001 while a portion of asset valuations remain to be completed.

On August 23, 2001, the Company, through Visualize, Inc., a California corporation doing business as Pacific Ocean Post (“POP”) and a wholly owned subsidiary of the Company that held a 49% membership interest in Cinram-POP DVD Center LLC (“Cinram-POP”), acquired from Cinram U.S. Holdings, Inc., a Delaware corporation (“Cinram”) the remaining 51% membership interest in Cinram-POP. Cinram-POP, previously an equity method joint venture between Cinram and POP, primarily provides digital versatile (video) disc (“DVD”) licensing and authoring services, in addition to digital audio post production services to the entertainment industry. The transaction, which was financed with cash from operations, is valued at approximately $831,000, subject to certain post closing adjustments. The acquisition was accounted for under the purchase method of accounting. Cash of $831,000 was used to purchase net assets with a fair market value of approximately $450,000, resulting in goodwill totaling approximately $381,000. Goodwill will not be amortized for this transaction pursuant to Statement of Financial Accounting Standards No. 142.

In accordance with the requirements of Accounting Principles Board Opinion No. 16, “Business Combinations” and Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2001 and 2000 is presented as if the acquisitions made by the Company subsequent to December 31, 2000 had occurred on January 1, 2000. The pro forma financial information includes the results of operations for the period prior to the acquisitions, adjusted for amortization of goodwill, depreciation, interest expense on borrowings incurred to fund the acquisition, and income taxes. The pro forma financial information is presented for informational purposes only and may not be indicative of future results of operations. No pro forma adjustments have been included for the pre-acquisition time periods for potential fluctuations in the liability recorded for the stock appreciation rights granted in the 4MC acquisition, including effects of market fluctuations or estimates of exercises.

Liberty Livewire Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Acquisitions, Continued

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenues	$144,747	$117,194	$459,421	$443,343

Net loss	$(19,003)	$(12,083)	$(65,274)	$(41,477)

Net loss per common share — Basic and Diluted	$(0.49)	$(0.33)	$(1.67)	$(1.12)

3.	Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, except those resulting from investments by or distributions to shareholders. The Company’s comprehensive income is as follows:

(Amounts in thousands)

	Nine Months	Four Months	Five Months
	Ended	Ended	Ended
	September 30,	September 30,	May 31,
	2001	2000	2000

Net loss	$(62,921)	$(8,778)	$(994)
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	2,278	2,367	6,082
Mark-to-market loss for derivative transactions	(9,993)	—	—
Foreign currency translation adjustments	(4,085)	(5,483)	(211)

Comprehensive (loss) income	$(74,721)	$(11,894)	$4,877

4.	Segment Reporting

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

(Amounts in thousands)

Post Todd Merger

	Content	Content	Content
Livewire	Preparation	Management	Distribution	Other	Total

Three Months Ended September 30, 2001
Revenues	$80,561	$23,331	$39,229	$(473)	$142,648
EBITDA	14,736	7,493	9,659	(9,536)	22,352

Liberty Livewire Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Segment Reporting, Continued

	Content	Content	Content
	Preparation	Management	Distribution	Other	Total

Three Months Ended September 30, 2000
Revenues	$72,165	$16,194	$10,418	$1,664	$100,441
EBITDA	3,942	2,626	1,423	2,102	10,093

	Content	Content	Content
	Preparation	Management	Distribution	Other	Total

Nine Months Ended September 30, 2001
Revenues	$258,394	$72,168	$114,886	$(795)	$444,653
EBITDA	48,587	22,307	27,759	(23,881)	74,772

	Content	Content	Content
	Preparation	Management	Distribution	Other	Total

Four Months Ended September 30, 2000
Revenues	$90,922	$21,027	$12,944	$2,414	$127,307
EBITDA	4,589	3,009	2,358	3,027	12,983

Pre Todd Merger

	Content	Content	Content
Todd-AO	Preparation	Management	Distribution	Other	Total

Five Months Ended May 31, 2000
Revenues	$40,503	$9,865	$2,875	$—	$53,243
EBITDA	5,191	2,070	545	105	7,911

The following table reconciles segment EBITDA to the Company’s consolidated net loss:

(Amounts in thousands)

	Three Months	Three Months	Nine Months	Four Months	Five Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	May 31,
	2001	2000	2001	2000	2000

EBITDA	$22,352	$10,093	$74,772	$12,983	$7,911
Depreciation and amortization	(33,277)	(19,571)	(93,155)	(25,433)	(6,244)
Interest	(14,808)	(7,243)	(44,102)	(9,543)	(2,032)
Non-cash compensation income (expense)	10,051	18,439	(808)	11,089
Other income (expense), net	(2,436)	997	(2,696)	911	(1,070)
Income tax benefit (provision)	(258)	(3,473)	3,068	1,215	441

Net loss	$(18,376)	$(758)	$(62,921)	$(8,778)	$(994)

Liberty Livewire Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. Derivative gains and losses included in OCI are reclassified into earnings at the time of sale or termination of the respective financial instrument.

The adoption of SFAS No. 133 on January 1, 2001 did not have a material effect on the Company’s financial statements. The Company had only one derivative instrument, an interest rate swap, outstanding at December 31, 2000. The fair market value of the interest rate swap was not significant at December 31, 2000 as it was cashless when entered into on December 28, 2000. The interest rate swap, as amended, has an 18-month term with Bank of America, N.A. for a notional amount of $365 million. Under the amended agreement, the Company is obligated to pay 5.38% in exchange for receiving three-month LIBOR on the notional amount. Settlements are quarterly and the agreement expires December 28, 2002.

The Company uses this interest rate swap to hedge certain LIBOR based interest rate payments required under certain indebtedness. The Company monitors interest rates and the credit quality of the counter-party.

For the nine months ended September 30, 2001, OCI included a loss of $10.0 million for changes in the fair value of the interest rate swap.

On November 1, 2001, the Company amended its current interest rate swap into a longer maturity. The rate was previously 5.38% and under the amended agreement the fixed rate was reduced to 4.86%. The amendment did not result in any cash settlement. Additionally, the Company entered into a combination of offset swaps with combined notional amounts of $365 million, whereby Livewire pays a floating rate and receives a fixed rate of 3.15% through June 2003. This transaction meets the Company objective to reduce cash interest expense in the current year.

6.	Supplemental Disclosures of Non Cash Investing and Financing Activities

The Company recorded a discount of $25.4 million on certain convertible borrowings under the Liberty Subordinated Credit Agreement as a result of the market price of the Company’s common stock exceeding the conversion price (applicable to the borrowing) at the dates of the borrowings. As of September 30, 2001, $2.0 million of the discount has been amortized.

The Company recorded a liability in the amount of $10.0 million for changes in the fair value of its interest rate swap for the nine months ended September 30, 2001.

Pursuant to the Liberty Subordinated Credit Agreement, the Company issued Class B common stock valued at $12.7 million to Liberty Media as payment of interest.

On February 1, 2001, the Company acquired GWNS. In connection with the acquisition, the Company paid cash as follows:

Liberty Livewire Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Supplemental Disclosures of Non Cash Investing and Financing Activities, Continued

Assets acquired:
Property, plant and equipment-net	$46,622
Trade and other receivables — net	7,203
Prepaid deposits and other	3,681
Other assets	1,360
Goodwill	63,055
Liabilities assumed:
Accounts payable and accrued expenses	(7,032)
Long-term debt and capital lease obligations	(6,987)

Cash paid in acquisition, net of cash received	$107,902

In connection with the purchase, the Company paid cash as follows:

Assets acquired:
Property, plant and equipment-net	$6,660
Trade and other receivables — net	674
Prepaid deposits and other	142
Inventory	923
Goodwill	25,598
Liabilities assumed:
Accounts payable and accrued expenses	(1,347)
Deferred revenue	(1,299)
Dividend to Parent Company	300

Cash paid in acquisition, net of cash received	$31,651

7.	Related Party Transactions

Liberty Media and Livewire are parties to a Liberty Subordinated Credit Agreement, which provides for aggregate credit commitments of up to $213.6 million depending on the availability of additional commitments under the Senior Credit Agreement (described below) with Livewire’s institutional lenders and subject to the completion of proposed transactions as defined in the agreement. Funds are available at Livewire’s option in whole or in part at any time during the 4-year period from June 9, 2000 to June 9, 2004 and mature on June 30, 2008. The Liberty Subordinated Credit Agreement provides that all Livewire obligations to Liberty Media be subordinated to Livewire’s obligations to its institutional lenders, under a long-term credit agreement, dated December 22, 2000 with several banks and other financial institutions, including Banc of America Securities LLC, as agent and a lender (the “Senior Credit Agreement”). Liberty Media and Livewire are also parties to a Subordination Agreement, dated as of June 22, 2001, which provides for Livewire’s obligations under the Liberty Subordinated Credit Agreement to be subordinated to Livewire’s obligations under its secured loan from Heller Financial Leasing, Inc. The notes issued under the Liberty Subordinated Credit Agreement (the “convertible notes”) are general unsecured obligations of Livewire, which have been subordinated as described above. The convertible notes bear interest at 10% per annum, payable quarterly in arrears either in cash or shares, at Livewire’s option, of Livewire’s Class B common stock or a combination thereof, subject to certain limits. To the extent interest is paid in shares of Class B common stock, such shares will be valued at 95% of the trailing ten day average closing price of the Class A common stock of Livewire on the interest payment date. Through September 30, 2001, the Company issued to Liberty Media 2,011,780 shares of the Company’s Class B Common Stock in payment of $12.7 million in interest. The convertible notes are convertible at the option of Liberty Media into shares of Livewire’s Class B Common Stock at a conversion price of $10.00 per share. At September 30, 2001, the Company had $206.2 million outstanding under the Liberty Subordinated Credit Agreement exclusive of a $23.4 million unamortized discount on convertible debt.

Liberty Livewire Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Related Party Transactions, Continued

The Company filed its own consolidated federal income tax return until May 31, 2000. Starting June 1, 2000, the Company is included in the consolidated tax return of AT&T pursuant to the terms of a Tax Liability Allocation and Indemnification Agreement entered into with the Company’s parent, Liberty Media (the “Tax Sharing Agreement”).

The income tax provision for the Company is calculated based on a hypothetical tax liability determined as if the Company filed a separate tax return.

Under the Tax Sharing Agreement, to the extent the Company generates losses that are utilized by Liberty Media, Liberty Media will pay cash to the Company if the Company becomes disaffiliated for any reason from the combined group that files the joint return and when one of the following occurs: a tax refund is received by Liberty Media that is determined to relate to amounts paid by Livewire, or the Company has a tax liability under a separate return and had a net cumulative benefit for net operating losses or credits that were utilized by Liberty Media to the extent of the separate return liability and that would not have expired at the time of the filing of the separate return. Additionally, if Liberty Media does not own 20% of the voting power (loss of control) of Livewire, Liberty Media will pay Livewire an amount equal to the cumulative net tax benefit utilized by Liberty Media that would not have expired at the time of loss of control.

8.	Stock Options and Stock Appreciation Rights

Pursuant to the acquisition of 4MC by Liberty Media each outstanding 4MC stock option was converted into a stock appreciation right (“SARs”). Upon the election to exercise, holders of vested SARs have the option of receiving any net cash appreciation of LMCA stock over the exercise price or may exercise into shares of LMCA stock. Amounts paid or stock issued pursuant to these arrangements are the obligations of Liberty Media and therefore are non-cash to the Company. The accrued expense at December 31, 2000 was $1 million and the accrued expense at September 30, 2001 is $0.4 million. The condensed consolidated statement of operations for the nine months ended September 30, 2001 reflects non-cash compensation expense of $0.8 million due to the decrease in the stock price underlying the SARs as of that date offset by compensation expense recognized on stock options issued to senior management.

9.	Taxes

As of September 30, 2001, Livewire’s deferred income tax asset for federal and state net operating loss carryovers has been reduced by a valuation allowance of $16.3 million which includes $5.3 million recorded in the quarter ended September 30, 2001. Realization of the net deferred tax assets is dependent upon the generation of sufficient future taxable income by the Company on a stand-alone basis. The $5.3 million increase to the valuation allowance in the quarter ended September 30, 2001 was recorded because management believes that it not that it is not more likely than not that the deferred tax asset will not be realized for these assets.

10.	New Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB“) issued SFAS No. 141, “Business Combinations,” which requires that all business combinations be accounted for by the purchase method of accounting only, and SFAS No. 142, “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

Liberty Livewire Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	New Pronouncements, Continued

The provisions of SFAS No. 141 apply to all business combinations completed after June 30, 2001 and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002 for assets acquired prior to June 30, 2001 and immediately for assets acquired subsequent to June 30, 2001, in accordance with SFAS No. 141 and SFAS No. 142. During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable at this time to reasonably estimate the impact of adopting these statements on the Company’s financial statements, including whether transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” ("APB No. 30”) for the disposal of a segment of a business (as previously defined in APB No. 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition and should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000 as amended by Amendment No. 1 on Form 10-K/A. The following discussion focuses on material trends, risks and uncertainties affecting our results of operations and financial condition.

When used in this document, the words “believes,” “expects,” “anticipates,” “intends” and similar expressions are intended to identify forward looking statements. Such statements are subject to a number of known, as well as unknown, risks and uncertainties. Actual results in the future could differ materially from those described in the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors such as the timing of, and spending on, feature film and television programming production, foreign and domestic television advertising, and foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries. In addition, our failure to maintain relationships with key customers and certain key personnel, more rapid than expected technological obsolescence, and failure to integrate acquired operations in expected time frames could also cause actual results to differ materially from those described in forward looking statements.

Overview of Business

Liberty Livewire Corporation provides audio and video post-production, transmission, library services, internet hosting, and audio/video distribution services via satellite and fiber for the major television producers, motion picture studios, cable and broadcast networks, advertising agencies, and other entertainment content companies. The Company also provides interactive television services. Our services integrate and apply a variety of systems and processes to enhance the creation and distribution of entertainment content.

We are the result of the combination of certain key companies with long standing track records and respected brand names offering “cradle-to-grave” services to our industry. Key companies acquired include Todd-AO Corporation (“Todd-AO”), Four Media Company (“4MC“), the sound post-production and certain related businesses of SounDelux, VSC, Group W Network Services, ANS and other smaller niche players. We are under the direction of a management team with extensive experience running worldwide operations in both traditional and new media Content Preparation (post-production sound and visual effects), Content Management (film, tape, and digital libraries), and Content Distribution (freight, fiber, satellite, and Internet) services.

We believe that EBITDA is an important measure of its financial performance. EBITDA is defined by us as earnings before interest, taxes, depreciation, amortization, and excludes gains and losses on asset sales, non-cash compensation, and non-recurring charges. Our investments in new infrastructure, machine capacity, technology and goodwill arising from our significant acquisition activity have produced a relatively high depreciation and amortization expense and will remain a significant non-cash charge to earnings. We calculate EBITDA before depreciation and amortization charges and, in businesses with significant non-cash expenses, widely use EBITDA as a measure of cash flow available to pay interest and repay debt, and to the extent available after debt service and other required uses, to make acquisitions or invest in capital equipment and new technologies. As a result, we intend to report EBITDA as a measure of financial performance. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect capital expenditures that may be required to maintain our market share, revenues and leadership position in our industry. Moreover, not all EBITDA will be available to pay interest or repay debt. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

In the following analysis and discussion, our operations are compared with reference to the reportable operating segments as described in Note 4 to the accompanying Condensed Consolidated Financial Statements as well as to the combination of key companies acquired through merger and acquisitions.

Our operations prior to our acquisition by Liberty Media Corporation in June 2000 (the “Todd Merger”) are referred to as the operations of Todd-AO (the former name of Livewire prior to the acquisition) for the purpose of these analyses and discussions and include only a portion of our Content Preparation, Content Management and Content Distribution segments.

Overview of Business, Continued

The nine and three months ended September 30, 2001 as well as the four months ended September 30, 2000 represent our combined operations, and the five months ended May 31, 2000 represent only the operations of Todd-AO. The operating results for Todd-AO operations are not comparable between the periods as the five months ended May 31, 2000 does not include the effects of purchase accounting adjustments related to the Todd Merger and the nine and three months ended September 30, 2001 and the four months ended September 30, 2000 includes the effects of purchase accounting adjustments related to the Todd Merger.

Comparison of Results for the Three Months Ended September 30, 2001 compared to the Three Months Ended September 30, 2000

The following table depicts revenue by business segment:

(in thousands)	Quarter Ended September 30,
	2001	2000

Content Preparation	$80,561	$72,165
Content Management	23,331	16,194
Content Distribution	39,229	10,418
Other	(473)	1,664

Consolidated	$142,648	$100,441

Revenues increased 42.0%, or $42.2 million, to $142.6 million for the three months ended September 30, 2001 from $100.4 million for the three months ended September 30, 2000. The acquisitions of ANS, GWNS, Cinram, Visiontext Limited (“Visiontext”), and VSC contributed $37.5 million, or 88.9%, of the overall revenue increase. Excluding acquisitions, revenue would have increased $4.7 million for the quarter ended September 30, 2001. The increase was primarily due to an increase in Content Distribution revenues offset by a decline in Content Preparation and Content Management revenues.

Operating costs and other expenses increased 33.1%, or $29.9 million, to $120.3 million for the three months ended September 30, 2001 from $90.4 million for the three months ended September 30, 2000. The acquisitions of ANS, GWNS, Cinram, Visiontext, and VSC contributed $28.9 million, or 96.7%, of the overall increase.

As a result of the above, EBITDA, as defined by us, increased $12.3 million from $10.1 million to $22.4 million for the newly combined Livewire.

Depreciation and amortization increased $13.7 million from $19.6 million to $33.3 million. The increase is primarily due to equipment, goodwill and identifiable intangibles acquired in acquisitions and to the increase in goodwill and identifiable intangibles as a result of the purchase accounting adjustments.

Interest expense increased $7.6 million from $7.2 million to $14.8 million. The increase is attributable to additional borrowings under a long-term credit agreement, dated December 22, 2000, with several banks and other financial institutions, including Banc of America Securities LLC, as agent and a lender (the “Senior Credit Agreement“), the First Amended and Restated Credit Agreement, dated as of December 22, 2000, by and between Liberty Media and us (the “Liberty Subordinated Credit Agreement“) and non-convertible subordinated debt primarily for the funding of acquisitions and capital expenditures.

The provision for income taxes of $258,000 for the quarter ended September 30, 2001 as compared to the provision of income taxes of $3.5 million for the quarter ended September 30, 2000 reflects the change in the dynamics of the results in operations. At September 30, 2000, goodwill and other permanent items, not deductible for tax purposes, resulted in an increase to the tax provision of $2.4 million. At September 30, 2001, an increase to the valuation allowance of $5.3 million reduced the tax benefit that otherwise would have been provided on the quarterly results of operations.

Comparison of Results for the Nine Months Ended September 30, 2001 to the Combined Four Months Ended September 30, 2000 and Five Months Ended May 31, 2000

The following table depicts revenue by business segment:

(in thousands)	Nine Months Ended Sept. 30, 2001	Four Months Ended Sept. 30, 2000	Five Months Ended May 31, 2000

Content Preparation	$258,394	$90,922	$40,503
Content Management	72,168	21,027	9,865
Content Distribution	114,886	12,944	2,875
Other	(795)	2,414	—

Consolidated	$444,653	$127,307	$53,243

Comparison of Results for the Nine Months Ended September 30, 2001 to the Combined Four Months Ended September 30, 2000 and Five Months Ended May 31, 2000, Continued

Revenues increased 146.3%, or $264.1 million, to $444.7 million for the nine months ended September 30, 2001 from $180.6 million for the combined four months ended September 30, 2000 and five months ended May 31, 2000. The contribution of the 4MC, by Liberty Media, combined with the acquisitions of ANS, GWNS, Cinram, Visiontext, VSC, Soundelux, Triumph Communications Group (“Triumph”) and Soho Group Limited (“Soho Group”) contributed $253.6 million, or 96.0%, of the overall revenue increase.

Operating costs and other expenses increased 131.7%, or $210.2 million, to $369.9 million for the nine months ended September 30, 2001 from $159.7 million for the combined four months ended September 30, 2000 and five months ended May 31, 2000. The contribution of the 4MC, by Liberty Media, combined with the acquisitions of ANS, GWNS, Cinram, Visiontext, VSC, Soundelux, Triumph and Soho Group contributed $201.0 million, or 95.6%, of the overall increase.

As a result of the above, EBITDA, as defined by the Company, increased $53.9 million from $20.9 million to $74.8 million for the newly combined Livewire.

Depreciation and amortization increased $61.5 million from $31.7 million to $93.2 million. The increase is primarily due to equipment, goodwill and identifiable intangibles acquired in acquisitions and to the increase in goodwill and identifiable intangibles as a result of the purchase accounting adjustments made in connection with the Todd Merger.

Interest expense increased $32.5 million from $11.6 million to $44.1 million. The increase is attributable to additional borrowings under the Senior Credit Agreement, the Liberty Media convertible subordinated debt, and non-convertible subordinated debt primarily for the funding of acquisitions and capital expenditures.

The tax benefit provided on the year to date result of operations at September 30, 2001 has been reduced by an increase in the valuation allowance of $13.5 million. This combined with the increase in tax expense due to goodwill and other permanent items not deductible for tax purposes, reduced the tax benefit to $3.8 million. At September 30, 2000 a tax benefit of $1.6 million was provided on the result of operations with no expense related to a valuation allowance.

Financial Condition

Our consolidated assets increased by $102.1 million, or 8.7%, from $1,175.8 million as of December 31, 2000 to $1,277.9 million as of September 30, 2001. The increase in total assets was primarily due to the acquisitions of ANS and GWNS, which accounted for $155.9 million, or 152.7%, of the increase. Excluding acquisitions, total assets decreased $53.8 million, or 4.6%, primarily due to reductions in Goodwill and Property, Plant, and Equipment.

As of September 30, 2001, our long-term indebtedness was $618.1 million, of which $182.9 million was related to the Liberty Subordinated Credit Agreement.

Stockholder’s equity totaled $520.8 million as of September 30, 2001, a decrease of $32.3 million from $553.1 million at December 31, 2001. The decrease was primarily related to a net loss of $62.9 million for the nine months ended September 30, 2001 in addition to a decrease in other comprehensive income of $11.8 million, primarily related to an increase in net unrealized losses on our interest rate swaps, sale of marketable securities and foreign exchange translation. These decreases net against increases of $25.5 million for the discount recorded on Liberty Media Sub debt, $12.7 million of class B stock issued to Liberty Media for interest payments and other less significant increases.

Liquidity and Capital Resources

For the nine months ended September 30, 2001, we generated $34.4 million from operating activities compared to a combined $16.5 million for the four months ended September 30, 2000 and the five months ended May 31, 2000. The increase in net cash provided by operations for the nine months ended September 30, 2001 was primarily attributable to increased EBITDA related to the aforementioned acquisitions.

Net cash provided by financing activities was $134.1 million for the nine months ended September 30, 2001 compared to a combined $49.2 million for the four months ended September 30, 2000 and the five months ended May 31, 2000. The cash provided by financing activities was primarily used to acquire GWNS and ANS.

Under the Senior Credit Agreement, Livewire may borrow up to $414.7 million in term and revolving loans, subject to compliance with certain financial covenants and other borrowing conditions.

Liquidity and Capital Resources, Continued

The Senior Credit Agreement is available to refinance existing debt and for general corporate purposes, capital expenditures and acquisitions. The Company may add new lenders to the Senior Credit Agreement (with the consent of the current lenders) increasing the available borrowings by an additional $135 million for a total commitment of $550 million.

At December 31, 2000, $377 million was outstanding under the Senior Credit Agreement. During the nine months ended September 30, 2001, we borrowed an additional $15.3 million under the revolving portion of the Senior Credit Agreement to partially fund the GWNS acquisition, and for general working capital requirements. As of September 30, 2001, $392.0 million was outstanding under the Senior Credit Agreement and $22.7 million was available (exclusive of the potential $135 million increase in the total commitment).

On February 1, 2001, we drew upon the Liberty Subordinated Credit Agreement for the sum of $82 million to partially fund the acquisition of GWNS. On the date of the draw, the fair value of Livewire’s Class A common stock exceeded the conversion price by $2.81 per share. The beneficial conversion of $23.0 million was recorded as a discount on convertible debt and an increase of additional paid in capital. The discount on convertible debt will be amortized as interest expense over the earlier of the remaining term of the Liberty Subordinated Credit Agreement through June 30, 2008 or date of conversion by Liberty Media. Additionally, and in accordance with provisions under the Senior Credit Agreement, we borrowed $13.8 million from an affiliate of Liberty Media to fund the acquisition of GWNS. The indebtedness was evidenced by two non-convertible notes; one in the principal amount of $9.4 million and the second in the principal amount of $4.4 million. The non-convertible notes were paid off during the quarter ended June 30, 2001.

On September 6, 2001 we drew upon the Liberty Subordinated Credit Agreement for the sum of $31.7 million to fund the acquisition of ANS. On the date of the draw, the fair value of Livewire’s Class A common stock exceeded the conversion price by $0.76 per share. The beneficial conversion of $2.4 million was recorded as a discount on convertible debt and an increase of additional paid in capital. The discount on convertible debt will be amortized as interest expense over the earlier of the remaining term of the Liberty Subordinated Credit Agreement through June 30, 2008 or date of conversion by Liberty Media.

As of September 30, 2001, $206.2 million was due to Liberty Media under the Liberty Subordinated Credit Agreement, exclusive of the $23.4 million unamortized discount on convertible debt.

On June 22, 2001, we borrowed $10 million from Heller Financial Leasing Inc. in order to pay down $9.7 million of the debt outstanding under the revolving portion of the Senior Credit Agreement. Certain equipment owned by us and used in the Content Preparation and Content Management segments of its operations collateralizes the financing.

We believe that the cash flow from operations, combined with our borrowing capabilities under the Senior Credit Agreement and other debt instruments will be sufficient to meet our anticipated working capital and capital expenditure requirements through the next twelve months.

Factors That May Affect Future Results of Operations

Certain statements contained herein are forward looking statements (as such term is defined in the Securities Exchange Act of 1934). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below and those discussed from time to time in our various filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K.

In connection with several of our recent acquisitions, we have incurred significant indebtedness to fund the transactions. This indebtedness may result in a significant percentage of our cash flow being applied to the payment of interest, and there can be no assurance that our operations will generate sufficient cash flow to service the indebtedness. This indebtedness, as well as any indebtedness we may incur in the future, may adversely affect our ability to finance its operations, as financial covenant limitations reach their maximum which could limit the our ability to pursue business opportunities that may be in our best interests and that of our stockholders.

As part of our business strategy, we have acquired substantial operations in several different geographic locations over the last two years. These businesses have experienced varying profitability or losses in recent periods. Since the aforementioned dates of acquisition, we have continued to work extensively on the integration of these businesses. However there can be no assurances regarding the ultimate success of our integration efforts or regarding our ability to maintain or improve the results of operations of these businesses.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

We have only one derivative instrument, an interest rate swap, which was outstanding at December 31, 2000. The fair value of the interest rate swap was not significant at December 31, 2000 as it was cashless when entered into on December 28, 2000. The interest rate swap, as amended, has an 18-month term with Bank of America, N.A. for a notional amount of $365 million. Under the amended agreement, we are obligated to pay 5.38% in exchange for receiving three-month London Interbank Offered Rate, or LIBOR, on the notional amount. Settlements are quarterly and the agreement expires December 28, 2002.

We use this interest rate swap to manage LIBOR based interest rate payments required under certain indebtedness. We monitor interest rates and the credit quality of the counter-party, a major financial institution, and does not anticipate nonperformance by the counter-party.

The interest rate swap is designed as a cash flow hedge and is 100% effective. For the nine months ended September 30, 2001, Other Comprehensive Income included a loss of $10.0 million for changes in the fair value of the interest rate swap.

Foreign Exchange Rate Risks

We do not, at present, have a policy for managing foreign exchange rate risk beyond the utilization of local currency borrowings to fund foreign acquisitions whenever possible.

Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transactions gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. Fluctuations in the exchange rate therefore will affect our consolidated balance sheets and income statements. Until recently, the British pound and the Singapore dollar have been stable relative to the United States dollar. However, during the year ended December 31, 2000, the British pound and the Singapore dollar lost approximately 7.7% and 4% of their value, respectively, relative to the United States dollar and during the nine months ended September 30, 2001, the British pound and the Singapore dollar lost approximately 1.2% and 1.9% of their value, respectively, relative to the United States dollar.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation and similar claims incidental to the conduct of our business. None of the pending actions is likely to have a material adverse impact on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Through September 30, 2001, we issued to Liberty Media 2,011,780 shares of our Class B Common Stock in payment of $12.7 million in interest under the Liberty Subordinated Credit Agreement. Such issuance was not registered under the Securities Act of 1933, as amended, pursuant to the exemption from registration afforded by Section 4(2) of that Act. Shares of Class B Common Stock are convertible into shares of our Class A Common Stock, on a one-for-one basis, at any time at the option of the holder.

Item 6. Exhibits and Reports on Form 8-K

(a)  There have been no reports on Form 8-K filed during the quarter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LIVEWIRE CORPORATION

November 14, 2001	/s/ George C. Platisa

Date	George C. Platisa Executive Vice President and Chief Financial Officer