Form 10-K
period 2001-12-31
LIBERTY LIVEWIRE CORP
filed 2002-04-01
CIK 61442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
                                              Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

                                            Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number: 000-01461

LIBERTY LIVEWIRE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-1679856
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

520 Broadway, Fifth Floor
Santa Monica, CA 90401
(310) 434-7000
(Address of Registrant’s Principal Executive Offices, zip code and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

CLASS A COMMON STOCK, $ .01 PAR VALUE
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non-affiliates at March 25, 2002 was approximately $296,180. The number of shares of common stock issued and outstanding at March 25, 2002 was: 5,319,280 Class A Common Stock and 34,393,330 Class B Common Stock.

Documents incorporated by reference: None.

DRAFT

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

     This report contains forward-looking statements. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms and similar expressions reflecting something other than historical fact may be intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve known and unknown risks and uncertainties. The actual levels of our activity, performance, achievements or industry may differ materially from those expressed or implied by any forward-looking statement due to such risks and uncertainties. Factors that may cause or contribute to such differences include, but are not limited to, our ability to compete successfully in our industry, to continue to develop new services on a timely basis, including the timely development and market acceptance of new technologies, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses, cancellation of customer orders and other factors described in this and our other filings with the Securities and Exchange Commission including, but not limited to those set forth in this section under the caption, “Risk Factors” and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption, “Factors That May Affect Future Results of Operations.” We disclaim any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

PART I

ITEM 1. BUSINESS.

OVERVIEW

     Liberty Livewire Corporation, incorporated in Delaware in 1952, provides technical and creative services to the entertainment industry. Our clients include the major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports and advertising content. Our assets and operations are primarily composed of the assets and operations of nine companies acquired during 2001 and 2000. The unique combination and integration of these acquired entities allow us to offer our clients a complete range of services, from image capture to distribution of the final product, unmatched by most other competitors in the industry. We offer outsourcing solutions for the technical and creative requirements of our clients that lower operating costs, reduce cycle times and increase reliability and quality.

     We have organized our facilities and operations into three business segments that we call Groups. Each Group has a president, director of finance, director of technology and director of sales and marketing supported by centralized corporate staff functions such as operations, information technology, finance, human resources, strategic planning, business development and legal affairs. This delineation allows each Group to focus on its particular client base, while our centralized corporate functions facilitate implementation of financial and operational controls across the organization. Our Groups are described below. For financial information about each Group, see Part II, Item 8, “Financial Statements and Supplementary Data.” For information about the services that each Group provides, see “Services” in this Item 1 below.

Pictures Group

     Our Pictures Group provides services necessary to complete the creation of original content including feature films, television shows, television commercials, music videos, promotional and identity campaigns and corporate communications programming. Among other things, we create visual effects, sound effects and animation sequences and integrate them into filmed entertainment after principal photography. Our services begin once raw images are captured and are completed when a final product is delivered to the “last mile” distributor such as a broadcast network, cable channel or Internet protocol, or IP, distributor. The Pictures Group has three divisions: Entertainment Television, Commercial Television and Audio.

Media Group

     Our Media Group provides services necessary to facilitate global maintenance, management and distribution of existing content libraries. Through our facilities, we provide immediate access to physical and virtual content, we restore and preserve damaged content, and we create high resolution professional masters from original camera negative for global home video, broadcast, pay-per-view and emerging new media distribution channels.

Networks Group

     Our Networks Group provides the services necessary to assemble and distribute programming for cable and broadcast networks via fiber, satellite and the Internet to audiences in North America, Europe and Asia. Our Networks Group primarily provides dedicated facilities and resources designed for specific client requirements on the basis of contractual agreements.

FORMATION

Change in Control and Subsequent Acquisitions

     Change in Control. On June 9, 2000, our company, then known as The Todd-AO Corporation, or Todd-AO, B-Group Merger Corp., a wholly-owned subsidiary of AT&T Corp., AT&T Corp. and Liberty Media Corporation, also referred to as Liberty Media, entered into a merger agreement, as amended on March 6, 2000, which provided for the acquisition by Liberty Media of Todd-AO. In connection with the merger, also referred to as the Todd Merger, the following transactions occurred:

(1)	a reclassification of the existing common stock of Todd-AO;

(2)	the merger of B-Group Merger Corp. with and into Todd-AO, as described below; and

(3)	the change of Todd-AO’s name to Liberty Livewire Corporation.

     Upon the consummation of the Todd Merger and the related reclassification of stock, which occurred simultaneously, each issued and outstanding share of common stock of Todd-AO was converted into the right to receive 0.4 shares of our new Class A Common Stock and 0.5 shares of Liberty Media Group Class A Common Stock, a tracking stock of AT&T. As a result, Liberty Media acquired 60% of the outstanding equity which represented approximately 94% of our voting power. For more information on Liberty Media, see “Liberty Media Corporation” in this Item 1 below.

     Four Media Company. On April 10, 2000, Liberty Media acquired Four Media Company, also known as 4MC, in exchange for $123.3 million in cash plus 3,182,300 shares of Liberty Media Group Class A Common Stock valued at $137.7 million, grants of stock appreciation rights to purchase 1,936,778 Liberty Media Group Class A Common Stock valued at $52.9 million, and a warrant to an investor representing the right to purchase 354,838 shares of Liberty Media Group Class A Common Stock valued at $7.8 million. 4MC provides technical and creative services to owners, producers and distributors of television programming, television commercials, feature films and other entertainment content. 4MC’s California facilities are located in Los Angeles, Hollywood, Burbank and Santa Monica. Its international facilities are located in Mexico City, Mexico; London, England; and the Republic of Singapore.

     On May 31, 2000, 4MC acquired six entities from the Virgin Media Group Limited (“Virgin”) for $39.5 million in cash. On June 9, 2000, Liberty Media contributed all of the issued and outstanding shares of 4MC to us in exchange for 16,614,952 shares of our Class B Common Stock, pursuant to a contribution agreement between us and Liberty Media.

     Certain Assets of SounDelux Entertainment Group of Delaware. On July 19, 2000, a wholly-owned subsidiary of Liberty Media (“Liberty Sub”) acquired Soundelux, which consisted of certain of the assets and operations of SounDelux Entertainment Group of Delaware, Inc. (“SEG”), for $90.0 million in cash. Immediately following the closing of this asset purchase, Liberty Media contributed 100% of its ownership interests in Liberty Sub to us in exchange for 8,181,818 shares of our Class B Common Stock pursuant to a previously negotiated contribution agreement between us and Liberty Media. Soundelux provides sound design, editorial and re-recording services for feature films, television, advertising and new media. Soundelux operations are located in Los Angeles, California.

     Triumph Communications Group. On July 25, 2000, we acquired Triumph Communications Group, also known as Triumph, in exchange for a cash payment to the seller totaling $5.7 million, forgiveness of existing notes payable to us from Triumph totaling $4.5 million, and 705,554 shares of our Class A Common Stock, which had an aggregate market value at the time of issuance of $44.6 million, partially offset by $1.7 million of cash acquired. Triumph, located in New York City, designs, engineers and implements video transmission services for clients seeking to distribute or transport content including cable networks, broadcasters, news, sports, infomercials, and corporate organizations. Services provided include fiber optic, satellite, compression systems, encoding and encryption, and IRD sales and authorization.

     Soho Group Limited. On August 11, 2000, one of our wholly-owned subsidiaries acquired all of the outstanding shares of Soho Group Limited, or Soho, for $27.0 million in cash (net of approximately $200,000 of cash acquired), which included real property in the Soho area of London, England. Soho provides services primarily to the commercial advertising industry, including negative developing, negative cutting (using proprietary technology), film to digital media transfer, two-dimension and three-dimension compositing and animation and television commercial finishing.

     Visiontext Limited. On October 9, 2000, one of our wholly-owned subsidiaries acquired all of the outstanding shares of Visiontext Limited, or Visiontext, for $2.9 million in cash (net of approximately $300,000 of cash acquired) plus a note payable to the sellers for $1.9 million. Visiontext is located in Los Angeles, California and London, England and provides sub-titling services to the commercial advertising and home video markets.

     Video Services Corporation. On December 22, 2000, pursuant to a contribution agreement, Liberty Media contributed to us 100% of the outstanding capital stock of Video Services Corporation, also referred to as VSC, in exchange for a convertible promissory note in the principal amount of $92.5 million and the assumption by us of Liberty Media’s obligations with respect to stock options originally granted by VSC. The convertible promissory note was issued to Liberty Media under a credit agreement between us and Liberty Media (which we refer to as the Liberty Subordinated Credit Agreement). An additional $9.6 million in cash was paid by us to retire debt of VSC and we agreed to indemnify Liberty Media with respect to any debt or other obligations of VSC. VSC provides engineering, production and distribution services for the video and broadcast industries, nationally and internationally. It has locations in New York, New Jersey, Florida and California.

     Ascent Network Services. On January 5, 2001, we entered into an Ownership Interest Purchase Agreement with ANS Acquisition Sub, Inc., our wholly-owned subsidiary, and Ascent Entertainment Group, Inc., or AEG, an affiliate of Liberty Media. Pursuant to the terms of the Ownership Interest Purchase Agreement, all of the assets used in connection with the business of Ascent Network Services, a division of AEG, were transferred to Livewire Network Services, LLC, or LNS, a newly-formed and wholly-owned subsidiary of AEG. AEG then transferred a one percent ownership interest in LNS to us in exchange for $300,000 in cash. In connection with the Ownership Interest Purchase Agreement between us and AEG, AEG and LNS executed a Contribution and Assumption Agreement pursuant to which LNS assumed all liabilities, obligations and commitments of AEG relating to the business of Ascent Network Services, whether before or after January 5, 2001.

     We and AEG also became parties to the LNS Operating Agreement. Under the LNS Operating Agreement: (1) we became responsible for managing the operations of LNS as of January 5, 2001; (2) we became entitled to receive $800,000 per month from LNS as a guaranteed payment to compensate us for our managerial services; (3) AEG obtained the right to receive a preferred return in the amount of 10% per annum, compounded quarterly, on the balance of its capital account as of January 5, 2001, which amounted to approximately $29.7 million, calculated for the period beginning on January 5, 2001 and ending on the date on which the members of LNS receive final liquidating distributions; and (4) we and AEG entered into certain put-call arrangements.

     On September 6, 2001, we purchased from AEG the 99% ownership interest of LNS that we did not already own. The transaction, which was financed with debt from the Liberty Subordinated Credit Agreement, was valued at $31.3 million (net of approximately $425,000 of cash acquired). LNS provides operational, installation, maintenance, and support services for satellite communication systems and their users. LNS is located in Melbourne, Florida.

     Group W Network Services and Asia Broadcast Centre. On February 1, 2001, we acquired from Viacom, Inc. and certain of its subsidiaries, substantially all of the assets of the domestic business unit known as Group W Network Services and 100% of the outstanding capital stock of Singapore-based Asia Broadcast Centre Pte. Ltd. and Group W Broadcast Pte. Ltd. (collectively, “GWNS”) for $108.2 million (net of $2.5 million of cash acquired). GWNS provides production and distribution services for the broadcast and cable industries from locations in the Republic of Singapore; Minneapolis, Minnesota; and Stamford, Connecticut.

     Cinram-POP. On August 23, 2001, we acquired from Cinram U.S. Holdings, Inc., the remaining 51% membership interest in Cinram-POP DVD Center LLC, or Cinram-POP, that we did not already own. The transaction, financed with cash from operations, was valued at approximately $536,000 (net of $295,000 of cash acquired). Cinram-POP provides DVD design, authoring and encoding services to the home video market. Cinram-POP is located in Santa Monica, California.

Liberty Media Corporation

     Today, as a result of these acquisitions and certain other transactions, Liberty Media owns approximately 87% of our outstanding common stock, which represents approximately 99% of our voting power. For information on Liberty Media’s interest in our company, see Part II, Item 5, “Market for the Registrant’s Common Stock and Related Stockholder Matters—Recent Sales of Unregistered Securities.”

     Until August 10, 2001, Liberty Media was an indirect wholly-owned subsidiary of AT&T Corp. Its former parent, Tele-Communications, Inc., or TCI, was acquired by AT&T in March 1999. Liberty Media and its subsidiaries comprised substantially all of the businesses and assets of the Liberty Media Group. Liberty Media Group Class A Common Stock, which traded on the New York Stock Exchange under the ticker symbol, LMG.A, and Liberty Media Group Class B Common Stock, which traded on the New York Stock Exchange under the ticker symbol, LMG.B, were tracking stocks of AT&T that were intended to reflect the economic performance of the Liberty Media Group. On August 10, 2001, Liberty Media split off from AT&T and began trading as an independent publicly held company. In the split-off, each share of LMG.A and LMG.B tracking stock was redeemed for one share of Liberty Media’s Series A Common Stock, LMC.A, and Series B Common Stock, LMC.B, respectively. On January 2, 2002, LMC.A began trading under the ticker symbol “L.” Both L and LMC.B shares trade on the New York Stock Exchange.

INDUSTRY

Entertainment Services

     The entertainment services industry supports the filmed entertainment industry in the creation, management and distribution of motion pictures, television programs, television commercials, other promotional or interstitial material and various forms of content for new media applications including interactive content. Content is released into a “first-run” distribution channel, such as theatrical, broadcast or cable network, and later into one or more additional channels, such as home video and pay-per-view, domestic or international syndication. In addition to newly-produced content, film and television libraries are typically repeatedly re-mastered into various formats for redistribution. The entertainment services industry has historically been highly fragmented, with a variety of traditional services performed by numerous small companies, each specializing in a unique aspect of the process. We are a company in the entertainment services industry providing fully-integrated service solutions within and across our three Groups.

     Our Groups benefit from the volume of content being created and distributed rather than the success or popularity of an individual television show, commercial or feature film. The following trends in the filmed entertainment industry are expected to have a positive impact on our Groups.

•	Growing worldwide demand for original entertainment content. Globally, the demand for entertainment content is increasing, and thus the need for the associated technical and creative services we offer is expanding. At the same time, the pace of technological change is accelerating. We expect growth opportunities to result from the ability to provide uniform, high quality services in an increasingly complex mix of content formats, broadcast standards, geographic locations, languages and cultures.

•	The development of new business opportunities for existing content libraries. The vast libraries of the major film and television studios are an ongoing source of programming for traditional and new channels of media distribution. For exploitation in a digital environment, these libraries must be re-mastered, augmented, restored, re-colored, converted and reformatted. In addition, the new digital environment has contributed to the lack of uniformity in worldwide television standards, thus creating the need for the creation of new master elements in unique formats.

•	Continued proliferation of new distribution channels, such as digital cable, digital broadcast satellite and the Internet. The creation and market acceptance of new content distribution channels such as direct broadcast satellite, video-on-demand, or VOD, and IP distribution requires new technical and operational infrastructure to create, manage and distribute content. The industry requires technical facilities and operational management that facilitates the creation, management and delivery of that content to viewing audiences.

•	Wider application of digital technologies to content manipulation and distribution. This trend is contributing to the increased demand for technical and creative services for a given volume of content. Advances in technology, particularly the emergence of high quality compression algorithms, have led to the creation of new standards and the opportunity to create multiple revenue streams from the same programming.

•	Increased outsourcing of technical and creative services. Film and television studios are finding that their resources are optimized by outsourcing certain technical and creative services related to the creation, management and distribution of content. Certain of our current and prospective clients are seeking high-quality end-to-end technology outsourcing solutions and the benefit of scale economies.

•	Increased demand for innovation, technical and creative quality. Advances in technology, new broadcast standards, growing adoption by consumers of personal video recorders, which facilitate “time shifting” of programming by the television consumer, and increasing audience fragmentation require content owners, producers and distributors to cost effectively increase image and audio quality and create increasingly innovative, compelling viewing experiences for audiences. We believe we are uniquely positioned to enable our clients to “raise the bar” with respect to increasing image resolutions, such as high definition television, or HDTV, and audio quality, such as 5.1 surround formats. We also provide technology, infrastructure and creative talent to enhance the creative process of producing original programming and modernizing aging library material.

Motion Picture Production and Distribution

     Various facilities throughout our company provide services to the motion picture industry. The Pictures Group creates visual effects, sound effects and animation sequences and integrates them into newly-released feature films, while the Media and Networks Groups provide services that support the mastering and distribution of feature films for domestic and international home video, cable and broadcast markets.

     The domestic motion picture industry encompasses the production, distribution and exhibition of feature-length motion pictures, including their distribution in home video, broadcast and cable television and other ancillary channels. While the domestic motion picture industry continues to be dominated by the major studios, including Paramount Pictures, Sony Pictures Corporation, Twentieth Century Fox, Universal Pictures, The Walt Disney Company, Metro-Goldwyn-Mayer and Warner Brothers, independent production companies also play an important role in the production of motion pictures for domestic and international feature film markets.

     According to the Motion Picture Association of America, 2001 was a record box office year in the U.S., with total box office receipts of $8.4 billion, an increase of 9.8% over 2000. Box office admissions of 1.5 billion tickets in 2001 represented growth of 5% from the previous year and 30% from 1991. In 2001, there were 482 feature films released, up from 478 in 2000. Another trend experienced by the U.S. film industry is the growing reliance on international box office revenues, as they continue to account for an increasing percentage of total feature film revenues. In addition, there is growing demand for digital video product. As the installed base of DVD players in the U.S. grows from 25 million in 2001 to an estimated 50 million by the end of 2004, most library catalogs will be re-released, stimulating a new cycle of home entertainment cash flows.

Television Production and Distribution

     Substantially all of our facilities provide services related to the production and distribution of television programming. The Pictures Group provides a full array of services to facilitate the creation of television programs and commercials, the Media Group provides a full array of services necessary to manage the exploitation of existing content libraries, and the Networks Group provides a full array of services necessary to deliver television programming to “last mile” distributors.

     The United States television production and distribution industry serves a broadcast audience of approximately 285 million households and a cable audience of approximately 105 million households, the largest of such audiences in the world. In North America, programming is delivered to television households via conventional broadcast networks, cable channels, individual television stations and satellite delivery systems. Broadcast television networks in the United States penetrate over 97.5% of domestic households and provide access to a large audience for television advertisers. Spending for television advertising drives the production of new television programming and the sale of existing content libraries for domestic syndication. While the broadcast networks have seen an erosion of their audiences, the cable networks have attracted an increasing share of television audiences. In addition, basic cable’s penetration reached a record high of 69.4% of United States television households in 2001. At the same time, United States television households served by direct broadcast satellite systems, or DBS, reached 12.9 million television households, up 34.4% from 2000.

     The significant increase in international demand for entertainment content has further driven the need for new and re-purposed content. Over the last decade, the privatization of broadcasting systems, the proliferation of broadcast licenses, and the introduction of sophisticated delivery technologies such as digital broadcasting, digital cable and direct broadcast satellite systems, have led to the growth of broadcasting and cable television markets outside the United States. Most foreign broadcasters require both local programming (to satisfy the local content requirements) and popular international programming, largely produced in the United States. Recent growth in international revenue for filmed entertainment produced in the United States has far exceeded growth in North American revenues, with international revenues now accounting for more than 50% of total revenue. Western European television is the most visible example of the growth in distribution platforms for television programming and new distribution platforms are beginning to emerge in Asia and Eastern Europe.

New Media Production and Distribution

     We are positioned to provide a wide range of services to facilitate the involvement of our clients in emerging new media platforms. By matching the needs and requirements of our clients in the areas of preparation, management and distribution of new media with the needs and requirements of the “last mile” distributors, we expect to play an important role in bridging the gap between these two important sectors.

     The television production and distribution industry is in a state of transformation. Both multiple system cable operators, also called MSOs, and DBS operators have introduced new products and services into the marketplace. These “last mile” distributors compete aggressively for new subscribers and are using new media services as an inducement to attract and retain consumers. Additionally, companies such as TiVo® are currently marketing personal video recorders, or PVRs, that have the potential to change the television viewing habits of consumers. Over the next several years we expect that an increasing number of consumers will be able to access the programs they want to see, when they want to see them. New business models are expected to emerge that may challenge the concept of mass audiences receiving programming from networks in a linear fashion.

     Many of these new services not only propose to give viewers much greater control over the programming they see, they may also provide them with a range of interactive experiences. To facilitate the introduction of these new services, both MSOs and DBS operators are developing and deploying advanced set top boxes and additional hardware into their operations. Currently, there are over 15 million digital cable boxes and over 18 million digital satellite boxes in subscribers’ homes in the U.S. Worldwide, the digital video platform exceeds 50 million homes. Interactive television middleware developers such as Wink®, OpenTV®, and Liberate Technologies® are currently deploying their technology platforms into digitally enabled TV households.

     As a result of the introduction of services such as PVRs, VOD, subscription video-on-demand, or SVOD, and interactive television, or ITV, the various participants in the industry, including studios, program suppliers, networks and advertisers, many of whom are our current clients, are working to understand how these changes will affect their businesses. Projections indicate that PVRs, currently in over 500,000 U.S. homes, will achieve penetration of 5 million homes by 2005. VOD and SVOD services are currently available in over 800,000 U.S. households, a number that is expected to reach 6 million digital subscribers by the end of 2002. ITV services are projected to be available in over 29 million U.S. households by 2004.

STRATEGY

     The entertainment services industry has been historically fragmented with numerous providers offering discrete, non-integrated services. Our services, however, span the entirety of the value chain from the creation and management of content to the delivery of content via multiple distribution paths including satellite, long-haul terrestrial fiber and IP-based networks. We believe the breadth and range of our services uniquely provide us the scale necessary to realize significant efficiencies: a global, scaleable media services platform integrating preparation, management and distribution services, common “best practices” operations management across the Liberty Livewire enterprise; and integration of financial and administrative functions.

     Our objective is to become a leading provider of technical and creative services to producers, owners and distributors of content, from image capture to delivery of the final product for traditional and new digital media applications. We intend to continue building a leading position in our targeted business segments by pursuing the following strategies:

     Establish centralized, scalable, financial and operating infrastructure. We are establishing a world class management team and, with appropriate compensation structures, have incentivized management to create stockholder value. We are building operational, financial and internal control systems to improve financial administration. We are reducing overhead through centralization and have begun to restructure our operations to improve margins and financial performance.

     Develop and grow our core businesses. We intend to extend our value-added proposition further into the organizational structure of our client base by leveraging scale opportunities, our breadth of services and our global coverage of key markets. We intend to acquire strategic assets and entities with the goal of attaining market leadership in each of our business segments and geographic markets. We intend to further integrate our facilities and operations establishing “best practices” and increase scale and capacity to drive growth. We expect to deploy proven, leading technologies in a consistent manner across all of our operations.

     Leverage our core businesses in the new digital media value chain. We expect to leverage our existing client relationships, technological expertise and digital infrastructure by building new revenue streams in emerging new media markets. We intend to develop new business opportunities in areas such as digital imaging, digital media management, bandwidth management and interactive media.

     Drive the convergence of traditional and new media. We expect to create joint ventures, partnerships and alliances with technology providers, content creators, and “last mile” distributors to create cost effective scalable infrastructure to drive new media revenue streams. We intend to assist in the development of industry standards and business models to help develop new media opportunities.

     We intend to create stockholder value by prioritizing our growth initiatives in the following manner. First, we plan to capitalize on current opportunities by delivering scale economies to our existing client base. Second, we expect to pursue acquisition opportunities and effectively consolidate and integrate newly acquired assets and operations with our existing businesses. Finally, we plan to invest in emerging growth opportunities and deploy next-generation digital media services in the areas of digital imaging, digital media management, bandwidth management, and new media services. All of our emerging next generation digital media growth opportunities are expected to increase our value-added proposition to our clients and assist them in creating new revenue streams from their content.

SERVICES

Pictures Group

     The Pictures Group has three divisions: Entertainment Television, Commercial Television and Audio. Generally, the Pictures Group provides the technical and creative services necessary to conform original film or video principal photography into a final product suitable for viewing audiences. We utilize state-of-the-art facilities and equipment to digitally create or manipulate sounds and images in high-resolution formats for integration into feature films, television programs and television commercials. In fiscal year 2001, the Pictures Group contributed $332.9 million, or 56.2% of our total revenues, as compared to $221.0 million, or 72.1%, in fiscal year 2000 and $94.4 million, or 79.6% in fiscal year 1999.

     Entertainment Television Division

     Our recent acquisitions have created a consolidated group of facilities providing services to producers of episodic television series, movies-of-the-week, and specials. We provide services primarily in Los Angeles, New York and London. Our competitive advantages include the breadth and scalability of our services, the high level and accessibility of our creative talent and our long-standing relationships with our client base. We will continue to support the expansion of our brand equity in the marketplace by maintaining the differentiation of our facilities. However, our entertainment television facilities are managed as a consolidated global group enabling us to drive “best practices,” cross sell services and maximize the value of our client relationships across our entire organization. The major brands of the entertainment television division include: Encore, Hollywood Digital, Level 3, Digital Symphony and Soho Images. Each brand is well known and highly regarded in its area of expertise and creative contribution.

     Recent awards received by the Entertainment Television Division include an Academy Award® for What Dreams May Come (Best Visual Effects); Emmy Awards® for X-Files (Best Visual Effects for a Series) and The Learning Channel, “Superstructures”; Monitor Awards for Nash Bridges (Best Color Correction), Cora, Unashamed (Best Color Correction, Movie of the Week), JAG (Best Editing) and Lifetime, “Any Day Now” (Best Color Correction, Episodic Long Form); Telly Awards® for TNT, “Shaft Marathon” (Gold, Creative Editorial), TNT, “Johnny Cash, Overview” (Gold, Creative Editorial); TNT, “Behind the Scenes: Dollar for the Dead” (Gold, Creative Editorial), HBO Sports, “Inside the NFL”, TNT, “Saturday Night New Classic: Fargo” (Silver, Creative Editorial); and Broadcast Design Awards® for Turner Production Effects, “Turner Investor Sales Tapes” (Gold), Turner Classic Movies, Trailers (Gold), VH-1 Fashion Awards, “Open Animation” (Bronze), Sci Fi Channel, “Scinema Feature” and Sci Fi Channel, “Sci Fi On Air Re-Design". A detailed description of the key services provided by our Entertainment Television Division is presented below.

     Negative developing. Because of the creative freedom, high-resolution image quality and flexibility attained by working with film, the majority of prime-time network and first-run syndicated television programming originates on film. “Dailies,” the original negative shot during each production day for a one-hour drama, situation comedy or movie-of-the-week, are developed by our film laboratory. Our film laboratories specialize in negative developing for television shows.

     Transfer and digital formatting. We accept developed negative from our and other laboratories and transfer the film to digital media. The transfer process enables the customer to view the previous day’s work and begin the creative editorial process. The transfer process is technically challenging and is used to integrate various forms of audio and encode the footage with feet and frame numbers from the original film. We also convert film into various digital formats suitable for multiple distribution paths including Digital Versatile Disc (DVD).

     Off-line editing. We deliver low-resolution digital images to the customer for processing by various non-linear editing workstations. Using our systems, the customer determines a program’s content and creates an edit decision list, or EDL, which is used to assemble the source material into a final product suitable for broadcast. We support our clients with personnel and equipment either within our facilities or at a designated location. In addition, we are able to offer expanded communications infrastructure to provide digital images directly from the film-to-tape transfer process to a workstation through dedicated data lines.

     Visual effects. Visual effects are used to enhance the viewing audience’s entertainment experience by supplementing images obtained in principal photography with computer-generated imagery. Visual effects are typically used to create images that cannot be created by any other cost-effective means. We generate bends, warps, morphs and 3D shapes as well as other visual effects for customers. We also offer an array of graphics and animation workstations using a variety of software to accomplish unique effects, including 3D animation. We are actively involved in providing visual effects for the television industry as evidenced by our contribution to numerous television series, including Star Trek®, Ally McBeal®, and Smallville®.

     Assembly, formatting and duplication. We implement clients’ creative decisions, including decisions regarding the integration of sound and visual effects, to assemble source material into its final form. In addition, we use sophisticated computer graphics equipment to generate titles and character imagery and to format a given program to meet specific network requirements, including time compression and commercial breaks. Finally, we create multiple master videotapes for delivery to the network for broadcast, archival and other purposes designated by the customer.

     Commercial Television Division

     Our recent acquisitions have created a large group of facilities specializing in the delivery of technical and creative services to producers of television commercials, music videos, theatrical film trailers, interstitial and promotional material and identity and corporate image campaigns. Our competitive advantages include our long term contracts with leading creative talent in the industry, the ability to provide scale and global reach for national and international advertising campaigns and the ability to provide the best available technologies and working environments to achieve the creative and technical objectives of our clients. We will continue to support the expansion of our brand equity in the marketplace by maintaining the differentiation of our facilities. However, our commercial television facilities benefit from coordination of certain policies, including pricing, vendor relationships, employment practices and compensation and incentive structures. The major brands of our Commercial Television Division include CO3, Riot, Method, Filmcore, POP, Rushes, SVC, Soho 601, XTV and Editworks. Each brand is well known and highly regarded in its area of expertise and creative contribution.

     Recent awards received by the Commercial Television Division include Clio Awards® for Nike, “Virtual Andre”, Nike, “Topseed”, Chevy, “Brawl”, First Union Bank, “Noise”, San Francisco Jazz Festival, “Low Riders” and Public Service Announcement, “Antismoking”; Association of Independent Creative Editors Awards® for Nike, “Horror” and EPS, “Cat Herders"; Monitor Awards® for The Def Tones, “White Pony” (Best Color Correction, Short Form) and Coca Cola, “Concession Man” (Best Audio Post Production, Promotional), Public Service Announcement, “Youth Violence” (Best Visual Effects), Showtime, “No Limits” (Best Color Correction in a National Commercial), FTD, “Hero” (Best Color Correction in a National Commercial), Skittles, “Trail” (Best Color Correction in a National Commercial), Bush, “Greddy Fly” (Best Color Correction in a Music Video), Tom Petty, “Walls” (Best Color Correction in a Music Video), Mercedes Benz, “They Invented” (Best Achievement in a National Commercial) and 525 Studios (Best Achievement in a Commercial Demo Reel); Telly Awards® for Fox Kids Network, “Fox Kids X Speed Fall Campaign”, WebMD, “Feelings” and Sony Music, “Wynton Marsalis, Swing” and a Belding Award® for Toyota Tacoma, “Family Reunion” and a Lions Award® for Sony Playstation, “Soundcheck.” A detailed description of the key services provided by our Commercial Television Division is presented below.

     Negative developing. Because of the creative freedom, high-resolution image quality and flexibility attained by working with film, most television commercials originate on film. Our facilities deliver negative development and imaging services for complex and technically demanding commercial work. We also provide negative cutting services for the distribution of commercials on film.

     Telecine. Telecine is the process of transferring film into digital media. During this process, a variety of parameters can be manipulated, such as color and contrast. Because the color spectrum of film and digital media are different, we have creative talent who utilize creative colorizing techniques, state-of-the-art equipment and proprietary processes to enable our clients to achieve a desired visual look and feel for television commercials and music videos, as well as feature films and television shows.

     Digital Effects. Digital effects enhance principal photography and physical effects with computer-generated imagery. Our digital artists use hardware and software tools as well as proprietary methods to create three-dimensional animation, special visual effects and other specialized graphical elements for commercial television.

     Creative Editorial. The process of creative editorial consists of the steps required to mold film that has been shot for a television commercial into a final product that is ready to be distributed for television viewing. After principal photography has been completed, our editors assemble the various elements into a cohesive story consistent with the messaging, branding and creative direction by our clients, which are mainly advertising agencies.

     Distribution. Once a television commercial has been completed, we provide quality broadcast and support services, including complete video and audio duplication, distribution, and storage and asset management, for advertising agencies, corporate advertisers and entertainment companies. We use domestic and international satellite, fiber and Integrated Services Digital Network, or ISDN, Internet access, and conventional air freight for the delivery of television and radio spots. We currently house over 85,000 commercial production elements in our vaults for future use by our clients. Our commercial television distribution facilities in Los Angeles and San Francisco, California and our satellite hub facilities in New York, enable us to service any regional or national client.

     Audio Division

     We provide audio services to the entertainment industry for theatrical feature films, television series, television specials, movies-of-the-week, trailers, television commercials and new digital media in the United States and Europe. We have audio facilities in Los Angeles, New York and London. Todd-AO Studios and Soundelux are the major brand names supported by the Audio Division. Todd-AO Studios have contributed to the artistry and success of many significant film and television projects. The Soundelux brand name has been at the forefront of the motion picture sound design and sound editing industry for over 20 years and has expanded its brand in the marketplace with high end microphones for the music industry. We leverage our assets into the consumer market through The Hollywood Edge, which distributes sound tools through worldwide distribution channels and the Internet.

     Recent awards garnered by the Audio Division include Academy Awards® for Black Hawk Down (Best Sound), Gladiator (Best Sound), Braveheart (Best Sound Effects Editing), Last of the Mohicans (Best Sound), Glory (Best Sound), Coal Miner’s Daughter (Best Sound); British Academy Awards for Almost Famous (Best Sound), Braveheart (Best Sound) and JFK (Best Sound); Golden Reel Awards® for Gladiator (Best Sound Effects Editing), American Beauty (Best ADR Editing), Jerry Maguire (Best ADR Editing), The Hunchback of Notre Dame (Best Animated Sound Effects Editing), Braveheart (Best Sound Effects Editing), Born on the Fourth of July (Best Sound Editing), a Grammy Award® for Alanis Morissette: Jagged Little Pill (Best Long Form Music Video); Monitor Awards® for Nike, “Horror” (Best Audio Mixing for a National Commercial), Book of Virtues (Best Audio Mixing for Children’s Programming), Sega, “Obsidian Egg” (Best Audio Mixing), Sega, “Apocalypse” (Best Audio Post), Infiniti, “Motorcade” (Best Audio Post), The Rolling Stones, “Stripped” (Best Audio Mixing), Arizona Department of Health Services, “Why Smoke” (Best Audio Mixing for Public Service Announcement); a Clio Award® for Snap.com, “New Friend” (Best Sound Design); a Mexican Silver Ariel Award® for Amores Perros (Love’s a Bitch) (Best Sound), and a Cinema Audio Society Award® and TEC Award® for our sound effects work on Gladiator. We have also been an Emmy® recipient for a Governor’s Award for The Native Americans.

     We provide music design, music supervision, script breakdown and budgeting, music pre-recording, music composition and clearance, music supervision, overseas music recording, score production and song placement. Feature film and television producers utilize our state-of-the-art studio facilities and highly skilled creative staff for the creation of sound effects, replacement of dialog, and the re-recording of audio elements for integration with film and video elements. Re-recording combines sound effects, dialogue, music and laughter or applause to complete the final product. In addition, the re-recording process enhances the listening experience by adding stereo, Dolby®, SR®, Surroundsound®, THX® and other specialized sound treatments and formats.

Media Group

     The Media Group provides owners of content libraries with an entire complement of state-of-the-art facilities and services necessary to manage and distribute film, videotape, and digital media via freight, satellite, fiber and the Internet and facilitates the worldwide distribution of the content in formats ranging from HDTV to streaming media. Our competitive advantages include strong client loyalty due to our long standing reputation for high levels of service, capacity to handle large scale projects and our ability to offer complete end-to-end content management solutions on a global basis. Our media facilities are located in Burbank, Hollywood, and Santa Monica, California; Northvale, New Jersey; and London, England.

     We foresee continued growth, primarily due to the emergence of new digital distribution platforms, including digital cable television, pay-per-view, and VOD, as well as the growing international demand for content particularly in Asia and Europe. We anticipate that the industry will provide a sustainable “evergreen” demand for our media services as new programming is produced and as existing programming is continually reformatted for, and recycled into, new markets. We also expect to develop new revenue streams as the demand for services related to the management and exploitation of resolution independent virtual media (as opposed to physical media) grows. In fiscal year 2001, the Media Group contributed $104.1 million, or 17.6% of our total revenues, as compared to $56.8 million, or 18.5%, in fiscal year 2000 and $24.1 million, or 20.4%, in fiscal year 1999. A more detailed description of the key services provided by our Media Group is presented below.

     Storage of original elements and working masters. The storage and handling of videotape and film elements requires specialized security and environmental control procedures. Throughout the entertainment industry, content is stored in physically small units that are subject to the risk of loss resulting from physical deterioration, natural disaster, unauthorized duplication or theft. Our archives are designed to store working master videotapes and film elements in an environment protected from temperature and humidity variation, seismic disturbance, fire, theft and other external events. In addition to the physical security of the archive, content owners require frequent and regular access to their libraries. Speed and accuracy of access is a critical value-added factor. We are an independent archive provider and believe we are advanced with respect to security, environmental control and access features.

     Restoration and preservation of existing and of damaged content. Substantially all film elements originating prior to 1983 have faded, degraded or been damaged. Damaged film negative must be restored because sub-masters produced from damaged film will generally not meet the minimum quality standards required in domestic and foreign broadcast markets. Our technicians restore damaged film negative to original and sometimes enhanced quality through the use of proprietary optical and electronic equipment and techniques. In order to protect film assets from degradation, older film is frequently converted to new archival film stock. Modern film stock is the preferred archival medium because it has the highest image resolution of any image storage medium and a shelf life that exceeds 100 years. Using a proprietary process, we take the original or restored film negative and create a new negative. Due to technical and operational advances in our proprietary restoration and preservation processes, we are able to provide quality restoration and preservation services for existing film content.

     Transferring film to digital media. Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets. This requires film images to be transferred to a video format. Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. Because certain film formats require transfers with special characteristics, it is not unusual for a motion picture to be mastered in many different versions. Technological developments, such as the domestic introduction of television sets with a 16 x 9 aspect ratio and the implementation of advanced and high definition digital television systems for terrestrial and satellite broadcasting, are expected to contribute to the growth of our film transfer business.

     Converting videotape or digital media to film. Production companies may choose to originate their work on videotape even though the ultimate market is a theatrical release on film. We have developed a process called Transform® that converts videotape to film. Transform® uses advanced electronic systems to transform video pictures from all current broadcast standards to 16mm or 35mm film. The Transform® process is used for theatrical advertising commercials, studio promotions and trailers, as well as theatrical length presentations including feature films, concerts and special events.

     Audio restoration and integration. Audio layback is the process of creating duplicate digital masters with sound tracks that are different from the original recorded master sound track. Content owners selling their assets in foreign markets require the replacement of dialogue with voices speaking local languages. In some cases, all of the audio elements, including dialogue, sound effects, music and laughs, must be recreated, remixed and synchronized with the original master elements.

     Professional duplication and standards conversion. Professional duplication is the process of creating broadcast quality and resolution independent sub-masters for distribution to professional end users. Master elements are used to make sub-masters in numerous domestic and international broadcast standards as well as up to 22 different tape formats. Standards conversion is the process of changing the frame rate of a video signal from one video standard, such as the United States standard (NTSC), to another, such as a European standard (PAL or SECAM). Content is regularly copied and converted for use in intermediate processes, such as editing, on-air backup and screening, and for final delivery to cable and pay-per-view programmers, broadcast networks, television stations, airlines, home video duplicators and foreign distributors. Our duplication and standards conversion facilities are technically advanced and have unique characteristics that significantly increase equipment capacity utilization while reducing error rates and labor cost.

Networks Group

     The recent acquisitions of the assets and operations that comprise our Networks Group have created a global operation primarily focused on the broadcasting and distribution of content via satellite and fiber. We provide facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite and the Internet to viewers in North America, Europe and Asia. We facilitate the timely creation of original programming such as hosted and news segments and live shows, providing language translation and subtitling, all the way to assembling programming provided by the customer into a 24-hour “network” format. In addition, we provide facilities and services for the delivery of syndicated television programming in the United States and Canada and also transmit special events, sports or news segments for insertion in broadcast, cable and other third party networks.

     We see continued growth opportunities with current and prospective clients who are seeking higher quality and/or lower cost solutions for broadcasting and distribution particularly where new technologies can accomplish these objectives and support the creation of new revenue streams in the digital media space. Our competitive advantages include global end-to-end solutions, bundled product and service pricing advantages, cost effective diverse and redundant distribution paths and a proven track record on multiple technological platforms. Our broadcast facilities are located in California, New York, New Jersey, Connecticut, the United Kingdom and Singapore. Our Internet hosting facilities are located in New York and California, and our point-of-presence facilities are located in each of the top 40 U.S. markets. In fiscal year 2001, the Networks Group contributed $155.6 million, or 26.2%, of our total revenues, as compared to $28.6 million, or 9.3%, in fiscal year 2000, which was the year in which this Group was created. A more detailed description of the key services provided by our Networks Group is presented below.

     Production. Timely broadcast programming, such as live shows and news, requires immediate and precise coordination of on-camera talent, the script, pre-recorded videotape, promotional and interstitial materials and the broadcast schedule. We operate state-of-the-art television production studios in Stamford, Connecticut and Singapore with cameras, production and audio control rooms, videotape playback and record, multi-language prompters, computerized lighting, and dressing and makeup rooms. Our Singapore facility also offers field, live-to-satellite interview and teleconferencing services.

     On-air promotion. On-screen marketing and broadcast continuity depend on on-air promotional material to support the channel’s brand identity and programming. We work with the client’s writers and producers to offer a complete on-air promotion service, including graphics, editing, voice-over record, sound effects editing, sound mixing and music composition.

     Language translation. Programming designed for export to other markets is prepared through language translation and either subtitling or voice dubbing. We provide dubbed language versioning with an audio layback and conform service that supports various audio and videotape formats to create original international language-specific master videotape. Our Burbank facility also creates music and effects tracks from programming that is filmed before an audience to prepare television situation comedies for dialogue recording and international distribution. Our Singapore facility supports translation, and a complete on-screen and closed-caption subtitling facility.

     Assembly. We provide programming to most United States broadcast television stations through daily satellite feeds and tape shipments. Prior to broadcast, all material is quality control checked and may be pre-compiled into final broadcast form prior to on-air playback. Pre-compilation is performed in our editing facilities, often using proprietary systems and software which permit the efficient assembly of high production value visual effects. We also prepare syndicated programming for distribution with commercials and similar elements that are inserted prior to distribution. We use control procedures to ensure on-air reliability and provide formatting and time compression services, which are used to prepare programming for distribution. We perform commercial, promotional, billboard, warning, logo and other integration, as well as closed captioning for the hearing impaired and source identification encoding. We also provide programmers with: traffic support; affiliate relations and station coordination; library storage of broadcast master tapes; a syndication program library and recycled videotape inventory.

     Origination and distribution. We provide videotape playback and origination to cable, pay-per-view and direct-to-home networks. We accept daily program schedules, programs, promos and advertising, and deliver 24 hours of seamless daily programming to cable affiliates and DBS subscribers. We use automated systems for broadcast playback, which include systems and software. We also operate industry-standard encryption and/or compression systems as needed for customer satellite distribution. We use a customized approach to satisfy each customer’s timeliness, flexibility and reliability requirements. We also offer quality control, tape storage and trafficking services. Currently, over 50 24-hour channels are supported by our facilities in Singapore; London, England; Los Angeles and Burbank, California; New York, New York; Northvale, New Jersey; and Stamford, Connecticut.

     Fiber and satellite transport. We operate satellite earth station facilities in Singapore; Los Angeles and Burbank, California; New York, New York; Northvale, New Jersey; and Stamford, Connecticut. Our facilities are generally staffed 24 hours a day and may be used for both downlink and turnaround services. We access various “satellite neighborhoods,” including basic and premium cable, broadcast syndication direct-to-home and DBS markets. We resell transponder capacity for occasional use and bundle our transponder capacity with other broadcast and syndication services to provide a complete broadcast package at a fixed price. Our teleports are high-bandwidth communications gateways for satellite, optical fiber and microwave transmission. Our facilities offer satellite antennae capable of transmitting and receiving domestic feeds in both C-Band and Ku-Band frequencies. Certain facilities also have international transmission capabilities. We own and operate video switching facilities in New York City with connectivity to and from Washington, D.C. and London, England. These facilities are connected via over 450 fiber lines to all major news organizations and all New York area teleports. We also provide transportable services, including point-to-point microwave transmission, transportable up-link and downlink transmission, and broadcast quality teleconference services. In addition, our fiber network operations provide DirecTV’s local station backhaul service and numerous customers with MPEG-2 compressed satellite channels and fiber connectivity ranging from 1.5 megabits per second (T1) to full 45 megabits per second (DS3) circuits.

     Engineering and systems integration. Through our wholly-owned subsidiary, A.F. Associates, also referred to as AFA, we design, build, install, and service advanced video systems for the broadcast and cable television industries for professional and corporate markets. Over 50% of AFA’s business is repeat business from clients who seek AFA’s technical and engineering expertise. AFA also serves as the “in house” engineering department for the Networks Group, enabling us to quickly respond to customer needs and new services. AFA’s clients include the four major broadcast networks; numerous cable channels, including Turner Entertainment, CNN, CNBC, Fox News Channel, Lifetime Television, USA Networks and Home and Garden Television; satellite broadcasters, including DirecTV and SKY Latin America; corporate television networks, including Merrill Lynch & Co., Pfizer, AT&T and Toys R Us; and numerous production and post-production facilities. We believe that increases in cable, direct satellite and independent broadcasting made possible by emerging digital media technologies, as well as the migration of broadcasting standards from analog to digital, will provide significant opportunities for AFA to expand its customer base.

     Broadcast equipment rental. We rent broadcast and industrial video equipment to the broadcast and professional video industries, and provide support and maintenance for such services. We specialize in network sports production. As the exclusive field shop for Fox Sports, we are responsible for storing, shipping and maintaining equipment owned by the network and used for their coverage of major sporting events, including the National Football League and Major League Baseball.

DEVELOPING BUSINESSES

Digital Media Management

     We are pursuing a digital media management strategy that we anticipate will provide a gateway to create, manage, process, catalog, transport and deliver all forms of digital media. The creation of this digital media management platform provides for asset integration, scalability and extension across all of our business segments and divisions. It will also extend into the operating processes and the media assets of our clients. Our digital media management strategy will also provide a framework for implementation of new value-added services such as metadata creation, ingestion and processing, digital content cataloging as well as media versioning. This business applies to multiple traditional distribution platforms as well as new media distribution businesses such as VOD. These services, however, cannot be effectively implemented until scalable digital media management infrastructure is deployed.

     Our digital media management initiative will require design and development of a comprehensive suite of next generation services designed to complement the company’s existing businesses, as well as providing a migration path toward servicing the new media initiatives of our clients. As such, the project represents a long term strategic investment designed to propel us ahead of our competitors by providing migration paths from the management of existing conventional (physical) media to automated real time management, which is faster than real time management, of digital and virtual assets. Examples of services that we are currently developing or have begun implementing include the following:

     Dailies Gateway. The Dailies Gateway will provide multi-tiered services for the review, approval and digital transfer of project dailies. Clients will need only a password and a broadband modem to receive Tier One service, which will stream three days’ worth of dailies in Windows Media and MPEG-4. Tier Two service will include DVD-quality files streamed over a private network. Tier Three service will digitize Avid OMF files with a telecine session for “tape-free” private network delivery of dailies directly to offline editors.

     Virtual Sessions. The Virtual Session® enables producers around the world to work with preferred editors, effects specialists and telecine artists remotely, thereby eliminating long-distance travel. Real-time sessions can be conducted live, enabling shoulder-to-shoulder collaboration around the globe, with full-resolution images delivered via a private network. Other services include online posting of edited commercials, online discussion groups, project timeline management and shared, simultaneous viewing sessions.

     Virtual Vault. The Virtual Vault® offers commercial advertising, music video and promotional material producers complete range of media management services including storage, video and audio duplication, and distribution. Clients may order copies, compilation reels and customized playlists in a variety of formats, including recordable DVD, or DVDR. These elements can be routed quickly and efficiently to clients, broadcasters, and other distributors by either physical distribution or electronic file transfer. Two tiers of service are optimized for customer needs, including Tier One, which gives password-protected access to clients through each facility’s portal; and Tier Two, which creates a client-branded library site for clients to use within their own in-house operations.

Bandwidth Management

     We are developing cost effective, seamless and integrated global transport solutions for our customers that will allow us to transport any and all forms of content across multiple distribution paths with the highest degree of integrity and reliability. We expect to use a variety of transport technologies to create highly efficient and cost-effective solutions that optimize emerging platforms that have not previously serviced the broadcast industry. For example, existing telecommunications infrastructure has substantial potential value to our clients, but has not been a viable alternative because of user interface and reliability issues. Our bandwidth management solution will address these concerns by driving traditional broadcast quality and reliability standards into the telecommunications environment. Costs associated with delivering content to end users can be substantially reduced. We expect to add value by providing monitoring, procedural, and support mechanisms to ensure delivery of services at a level that meets or exceeds broadcast television standards.

     We use the latest asynchronous transfer mode, or ATM, sonet ring protected technology in a global switched terrestrial fiber network. This allows us to transmit a high volume of content in a cost-effective manner for our clients. For example, our services for DirecTV® include the aggregation and delivery of approximately 500 broadcast television signals from over 50 local markets to DirecTV’s broadcast centers in Denver and Los Angeles. These signals are then retransmitted by DirecTV to their customers fulfilling their requirements under federal must-carry regulations. Ultimately, we expect to be able to establish a network or hub structure in key media centers around the globe to facilitate the cost-effective transport of resolution independent digital media signals to any location at any time for playout on any device and/or platform. This will give us a significant advantage over our competitors and will enable the involvement of content owners and distributors in emerging digital media revenue opportunities.

Interactive Media

     At the heart of emerging interactive media platforms is VOD and its companion, SVOD. Many cable operators see VOD as the key to providing a competitive advantage vis-à-vis DBS operators. The core functionality gives consumers the ability to access on demand a wide range of content services that are stored on servers located in cable headends. Once a program is selected from a menu of choices, consumers have the ability to pause, rewind, fast-forward, and bookmark a program for later viewing. Networks such as Starz!/Encore, Discovery and HBO have launched SVOD services on various cable systems across the country. With SVOD, a cable subscriber pays a monthly subscription fee and can watch any of the stored programs whenever and how often they desire.

     We are positioning ourselves to be the preferred provider of essential VOD/SVOD services, such as file encoding, metadata creation, promotional material creation, file delivery and service reporting. In addition, we expect to provide support for the other interactive services expected to complement the VOD/SVOD environment.

     Complementing our work in the VOD/SVOD space, we will continue to closely follow developments in the interactive television space. Over time, we expect that the authoring, hosting and Internet distribution of interactive media will parallel the production and distribution process of the traditional entertainment services industry. We believe that the most artistically correct and cost-effective way to produce, archive and distribute interactive television elements is for the material to be produced, post-produced, archived and distributed at the same time and under the same creative control as the traditional elements.

     We expect to continue to support the development of HyperTV® with Livewire, a joint venture with ACTV, Inc. that provides for the integration and simulcast of television and Internet broadcasts. The HyperTV® technology delivers interactive Web content, Web-based advertising, and e-commerce opportunities synchronized to live or pre-recorded TV programming. Building on our existing relationship with ACTV, Inc., we will be positioned to provide interactive media services as and when the demand for these services occurs. Similar to our core operations, we will be able to offer a complete outsourcing solution and be able to respond to the needs of producers, programmers, studios, networks, and advertising agencies in the interactive media arena.

CUSTOMERS

     For the year ended December 31, 2001, no single customer accounted for more than 10% of consolidated revenues. The Pictures Group client base is composed of the major domestic film studios, independent television production companies, broadcast networks, advertising agencies, creative editorial companies and corporate media producers. The three largest clients in the Pictures Group accounted for 6.5%, 4.9% and 3.8% of its revenue. The Media Group’s client base includes the major domestic studios and their international divisions as well as independent owners of television and film libraries. The three largest clients in the Media Group accounted for 9.6%, 7.9% and 7.4% of its Group revenue in fiscal year 2001. The Networks Group’s client base consists of broadcast and cable television networks, local television channels, broadcast syndicators, satellite broadcasters and corporate television networks. The three largest clients in the Networks Group accounted for 11.8%, 11.0% and 9.8% of its Group revenue in fiscal year 2001. The loss of a key customer of the Media Group or the Networks Group could have a material adverse effect on that Group.

COMPETITION

     Although the entertainment services industry is highly fragmented, it is highly competitive in each of our business segments. Much of the competition is centered in Los Angeles, California, the largest and most competitive market, particularly for domestic television and feature film production as well as for the management of content libraries. We expect that competition will increase as a result of industry consolidation and alliances, as well as the emergence of new competitors. In particular, major motion picture studios such as Paramount Pictures, Sony Pictures Corporation, Twentieth Century Fox, Universal Pictures, The Walt Disney Company, Metro-Goldwyn-Mayer and Warner Brothers, while our customers, can perform similar services in-house with substantially greater financial, technical, creative, marketing and other resources than we have. These studios could devote substantially greater resources to the development and marketing of services that compete with ours. Conversely, we also actively compete with certain industry participants that may be smaller but have a unique operating niche or specialty business. In addition, many of our businesses are located or provide services in Los Angeles, California, the largest and most competitive market, particularly for domestic television and feature film production as well as for the management of content libraries. We believe that our breadth of services is unique among most competitors in the entertainment services industry in terms of the breadth of our business segments and the range of service offerings within each business segment. Our recognized and well-respected brand names are acknowledged and recognized for their contribution to creative quality. We are also differentiated from most of our competitors by our ability to offer end-to-end outsourcing solutions within and across our business segments.

EMPLOYEES

     We have approximately 3,200 employees who work in five countries providing services from approximately 100 facilities. Of our 3,200 employees, approximately 200 are represented by the International Alliance of Theatrical and Stage Employees. We consider our relationship with our employees to be excellent.

REGULATION

     Our subsidiary companies hold licenses from the Federal Communications Commission, or FCC, authorizations and registrations required for the conduct of their businesses, including various classes of wireless licenses and an authorization to provide certain services pursuant to the Communications Act. Most of the FCC licenses held by our subsidiaries are for transmit/receive earth stations, which cannot be operated without individual licenses. The licenses for these stations are granted for a period of ten years and, while the FCC generally renews licenses for satellite earth stations, there can be no assurance that these licenses will be renewed at their expiration dates. Registration with the FCC, rather than licensing, is required for receiving transmissions from domestic satellites from points within the United States. We rely on third party licenses or authorizations when we transmit domestic satellite traffic through earth stations operated by third parties. The FCC establishes technical standards for satellite transmission equipment that change from time to time and requires coordination of earth stations with land-based microwave systems at certain frequencies to assure non-interference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae is typically subject to regulation under local zoning ordinances.

GEOGRAPHIC AREAS

     Please see Part II, Item 8, for Consolidated Financial Statements included in this report for financial information on each geographic area in which we conduct business.

RISK FACTORS

We may not be able to effectively integrate all of our operating companies.

     The operations of Liberty Livewire Corporation comprise business units that we have acquired through mergers with, and purchases of assets from, other companies, as well as business units that we have developed internally. Our growth and future financial performance may depend on our ability to continue to integrate all of our operating companies. We may not achieve integration unless we effectively combine the operations of all our operating companies. A number of our operating companies offer different services, use different capabilities and technologies and target different geographic markets and client segments. These differences increase the risk in successfully completing the integration of our operating companies. We need to centralize certain functions to achieve cost savings and develop programs and processes that will promote cooperation and the sharing of opportunities and resources. This process of integration may take a significant period of time and will require the dedication of management and other resources, which may distract management’s attention from our other operations. Any difficulties we encounter in the integration process could adversely affect us and we cannot assure you that our operating results will match or exceed the combined individual operating results achieved by our operating companies prior to their acquisition.

We may not be able to manage our growth.

     We cannot be sure that our management will be able to implement our operating or growth strategies, and if we are able to implement our acquisition strategy fully, our growth will place significant demands on management and on our internal systems and controls. We cannot assure you that our management will be able to direct our operations effectively through a continued period of significant growth. In addition, we cannot assure you that our current systems will be adequate for our future needs or that we will be successful in implementing new systems.

Our failure to acquire companies successfully could hinder our growth.

     An element of our growth strategy is the acquisition of additional companies that will complement our existing businesses. We cannot assure you that we will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses into us without substantial costs, delays or other problems.

Acquisitions or strategic investments may divert management attention and consume resources.

     We intend to continue pursuing selective acquisitions of businesses and technologies as a key component of our growth strategy. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets. In addition, acquisitions may also involve a number of special risks, including:

•	adverse short-term effects on our reported operating results;

•	diversion of management’s attention from other business concerns;

•	loss of potential key employees of any acquired business;

•	dependence on retention, hiring and training of key personnel;

•	risks associated with unanticipated problems or legal liabilities; and

•	amortization of acquired intangible assets.

     Some or all of these risks could have a material adverse effect on our operations and financial performance. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates may be bid up to higher levels. In any event, we cannot assure you that any businesses acquired in the future will achieve sales and profitability that justify the investment therein.

The growth of our business depends on our ability to finance acquisitions.

     We currently intend to finance future acquisitions by using cash and our Class A Common Stock for all or a portion of the consideration to be paid. If our Class A Common Stock does not have sufficient value, or potential acquisition candidates are unwilling to accept our Class A Common Stock as consideration for the sale of their businesses or assets, we may be required to use more cash, if available, in order to continue our acquisition program. Without sufficient cash, our growth and long term success could be limited unless we are able to obtain capital through additional debt or equity financings. If, however, our revenues and cash flow do not meet the expectations of our lenders, it may be difficult for us to borrow money or to do so on terms we consider to be favorable. Conditions in the capital markets also will affect our ability to borrow, as well as the terms of those borrowings.

     To the extent that we continue to acquire investments in exchange for our Class A Common Stock, such transactions could be dilutive to existing stockholders.

The price of our Class A Common Stock may be volatile.

     The price of our Class A Common Stock may be volatile. Our quarterly results of operations may vary materially as a result of the timing and structure of our acquisitions, the timing and magnitude of costs related to acquisitions, the gain or loss of material client relationships and variations in the prices charged by us for our services. In addition, since a significant portion of our revenue is generated on a project-by-project basis, the timing or completion of material projects could result in fluctuations in our results of operations for particular quarterly periods. Fluctuations in operating results may adversely affect the market price of our Class A Common Stock.

     In addition, the market price for our Class A Common Stock may be subject to fluctuations caused by, among other things:

•	material announcements by us or our significant clients or competitors;

•	changes in the economic or other conditions impacting our significant clients individually or the motion picture and television production industries;

•	changes in general economic conditions;

•	investors’ perceptions; or

•	changes in our revenue or earnings estimates by industry analysts.

     The securities markets have experienced significant price and volume fluctuations from time to time that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may also adversely affect the market price of our Class A Common Stock.

The limited float of our Class A Common Stock may contribute to the volatility in its market price.

     During the 12-month period ended December 31, 2001, the average weekly trading volume of our Class A Common Stock on Nasdaq Stock Market was 11,083 shares. We believe that, as a result of its limited public float, our Class A Common Stock has at times experienced price and relative volume fluctuations caused by matters unrelated, as well as matters related, to our business and results of operations.

Growth of our business depends on certain client industries.

     We derive our revenue primarily from motion picture and television production industries and the data transmission industry. Fundamental changes in the business practices of any of these client industries, whether due to regulatory, technological or other developments, could cause a material reduction in demand by our clients for the services offered by us. Any reduction in demand would have a material adverse effect on our results of operations. The post-production industry is characterized by technological change, evolving customer needs and emerging technical standards, and the data transmission industry is currently saturated with companies providing services similar to ours. Although we believe that we will be able to continue to offer services based on the newest technologies, we cannot assure you that we will be able to obtain any of these technologies, that we will be able to effectively implement these technologies on a cost-effective or timely basis or that such technologies will not render obsolete our role as a provider of motion picture and television production services. If our competitors in the data transmission industry have technology that enables them to provide services that are more reliable, faster, less expensive, reach more customers or have other advantages over the date transmission services we provide, then the demand for our data transmission services may decrease.

Some of our revenues are subject to seasonal fluctuations and scheduling changes.

     The demand for our core motion picture services has historically been seasonal, with higher demand in the spring (second fiscal quarter) and fall (fourth fiscal quarter) preceding the summer theatrical releases and Christmas holiday season, respectively. Demand has been lower in the winter and summer, corresponding to our first and third fiscal quarters, respectively. Accordingly, we have historically experienced, and expect to continue to experience, quarterly fluctuations in revenue and net income.

     A number of our services are provided on a non-contractual basis. Clients may desire to accelerate, postpone or cancel previously scheduled services prior to the commencement of the project. As a result, we are susceptible to scheduling changes and cancellations by customers and may not be able to reschedule or secure additional work to replace previously scheduled projects. Our post-production services normally provided for a major motion picture may occur over a period of several weeks. The rescheduling or cancellation of such a project may have a material effect on our quarterly and/or annual operating results.

     Certain major motion picture projects may result in significant unanticipated additional revenues due to substantial overtime services provided by us. These additional revenues may be material to our results of operations; however, their occurrence or probability cannot be predicted. As a result, the occurrence of these additional revenues in a particular fiscal period may materially affect the comparability of operating results for equivalent reporting periods.

     As a result of the factors described above, there can be no assurance that results of operations will not fluctuate significantly from period to period. In addition, results of operations for any fiscal period are not necessarily indicative of results of operations for any future fiscal period.

Our failure to successfully compete may hinder our growth.

     The businesses in which we compete are highly competitive and service-oriented. We have few long-term or exclusive service agreements with our customers. Business generation is based primarily on customer satisfaction with reliability, timeliness, quality and price. Some of our competitors have greater financial, technical and marketing resources. There is no assurance that we will be able to compete effectively against these competitors. Our primary competitors in our post-production business are the motion picture studios, many of which perform these services “in-house.” The motion picture studios with in-house post-production capabilities generally operate at or near capacity, and therefore outsource some of their requirements, usually to independent providers like us, but sometimes to other studios with in-house capability. Some of our business is derived from the periodic lack of capacity of the major studios or the ability of the film director or other key creative personnel to select the post-production provider, even when the film is produced or distributed by a studio with in-house capabilities. In addition, many of the major studios without full in-house post-production capabilities evaluate from time-to-time whether to perform in-house certain of the services that we provide. If there were a significant decline in the number of motion pictures or the amount of original television programming produced, or if the studios or our other clients either established in-house post-production facilities or significantly expanded their in-house capabilities, our operations could be materially and adversely affected.

Incurrence of substantial incremental costs and capital expenditures prior to generation of revenues could have an adverse effect on our results of operations.

     We incur substantial incremental costs (primarily labor) and make significant capital expenditures prior to generating revenues. For example, we have expanded our operations through various acquisitions of key companies, which has increased labor and depreciation expenses significantly, through the addition of new personnel at increased compensation levels and through the purchase of new equipment and the construction and maintenance of infrastructure. We incur such costs before the equipment and infrastructure generate revenues or achieve capacity utilization. The incurrence of incremental costs prior to the generation of revenues will have an adverse effect on our net income. In addition, we may elect to discontinue services that fail to generate sufficient levels of revenue and write off the net book value of the assets related to such services. Our failure to generate anticipated levels of revenue or the write-off of assets would have an adverse effect on our results of operations and financial condition.

A loss of any of our large customers would reduce our revenues.

     Although we serviced over 5,000 customers during the year ended December 31, 2001, our ten largest customers accounted for approximately 33.4% percent of our consolidated revenues and our single largest customer accounted for approximately 6.5% percent of our consolidated revenues during the period. The loss of, and the failure to replace, any significant portion of the services provided to any significant customer could have a material adverse effect on us.

If we lose our key personnel we may not be able to grow.

     Our future success depends in large part on the continued service of our executive officers, our key creative artists and skilled technicians, and other key personnel. A significant percentage of our revenues can be attributed to services requiring highly compensated creative technicians. In some instances, certain of our customers specify by name the personnel that are to work on their projects. Competition for highly qualified employees is intense and the process of locating key technical, creative and management personnel with the combination of skills and attributes required to execute our strategy is often lengthy. We have employment agreements with approximately 200 of our key management, creative and technical personnel. We do not currently have key person life insurance covering any of our executive officers or other members of our senior management. Also, we will likely depend on the senior management of the businesses acquired in the future. If any of these people are unable or unwilling to continue in his or her present role, our business could be adversely affected. There can be no assurance that we will continue to attract, motivate and retain key personnel and our failure to do so could have a material adverse effect on our business and results of operations.

A labor dispute with our employees may disrupt our business.

     The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creating talent and industry-wide collective bargaining agreements. We employ approximately 3,200 employees, some on a project-by-project basis. Some of our creative and technical personnel are subject to a collective bargaining agreement with the International Alliance of Theatrical Stage Employees and the Moving Picture Technicians, Artists and Allied Crafts of the United States and Canada. It is possible that action by our union employees in the form of a strike or work stoppage could significantly disrupt production and have a material adverse effect on our business.

Risk of loss from earthquakes, fire or other catastrophic events could disrupt our business.

     We are subject to the risk of loss from earthquakes, fires and other catastrophic events due to the dependence of our services on specially equipped, acoustically designed facilities. Due to the extensive amount of specialized equipment incorporated into the specially designed recording and scoring stages, editorial suites and mixing rooms, our operations cannot be temporarily relocated to mitigate the occurrence of a catastrophic event. We carry insurance for property loss and business interruption resulting from such events, other than earthquake, subject to deductibles. We do not carry earthquake insurance due to the unavailability of comprehensive coverage and the prohibitive cost of the coverage that is available. Although we believe we have adequate insurance coverage relating to damage to our property and the disruption of our business from casualties such as fire, there can be no assurance that such insurance would be sufficient to cover all of our costs or damages or our loss of income resulting from our inability to provide services for an extended period of time.

Our business is subject to risks of adverse government regulation.

     Programming services, satellite carriers, television stations, Internet and data transmission companies and cable television systems are subject to varying degrees of regulation in the United States by the FCC and other entities. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. In addition, substantially every foreign country in which we have, or may in the future make, an investment regulates, in varying degrees, the distribution and content of programming services and foreign investment in programming companies, wired and wireless cable communications, satellite, and Internet services. Regulation can take the form of price controls, services requirements and programming and other content restrictions, among others. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that our business will not be adversely affected by future legislation, new regulation, deregulation or court decisions.

Failure to obtain renewal of our FCC licenses could disrupt our business.

     Our companies hold licenses, authorizations and registrations from the FCC required for the conduct of our broadcast services business(es), including various classes of wireless licenses and an authorization to provide certain services. Most of the FCC licenses held by our companies are for transmit/receive earth stations, which cannot be operated without individual licenses. The licenses for these stations are granted for a period of ten years and, while the FCC generally renews licenses for satellite earth stations routinely, there can be no assurance that our licenses will be renewed at their expiration dates. Registration with the FCC, rather than licensing, is required for receiving transmissions from domestic satellites from points within the United States. We rely on third party licenses or authorizations when we transmit domestic satellite traffic through earth stations operated by third parties. Our failure, and the failure of third parties, to obtain renewals of such FCC licenses could disrupt the broadcast services segment of our business and have a material adverse effect on our company.

     Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that our business will not be adversely affected by future legislation, new regulation, deregulation or court decisions.

Instability in foreign markets could hinder our growth.

     Our growth strategy provides for increased services to foreign customers and to domestic customers distributing programming to the international market. We currently have operations in the United Kingdom, Spain, the Republic of Singapore and Mexico. Accordingly, we will be increasingly subject to the risks generally associated with marketing products or services abroad, such as:

•	changes in regulatory requirements;

•	potentially adverse tax consequences;

•	difficulties and costs of staffing and managing foreign operations;

•	political and economic instability;

•	costs associated with complying with a variety of complex foreign laws, tariffs and other trade barriers; and

•	fluctuation in currency exchange rates.

     We do not believe any of such risks has had a material impact on our business operations or financial condition, but there can be no assurance as to whether such risks will have a material impact in the future.

Loss of our tax exemption from the Singapore government could effect our results of operations.

     We provide certain of our broadcast services in Singapore through our Singapore subsidiaries, 4MC Asia, WEAPH Limited, Group W Broadcasting, which we refer to as GWB, and Asia Broadcast Centre, which we refer to as ABC. In 1995, the government of the Republic of Singapore granted 4MC Asia and GWB a seven-year tax exemption as “pioneer status” companies. The tax exemption is conditioned upon 4MC Asia and GWB meeting certain investment and expenditure requirements. Although we have met these requirements, the Republic of Singapore retains the right to review certain expenditures. 4MC Asia’s pioneer status expires April 14, 2002 and GWB’s pioneer status expires November 30, 2002. We are currently in the process of restructuring our Singapore entities and re-submitting an application to the Singapore authorities requesting a further exemption from Singapore taxation. There is no guarantee that the Singapore authorities will accept our application. The termination or expiration of the tax exemption would have a material adverse effect on our results of operations. We are subject to taxation in the United States to the extent that 4MC Asia’s income (in excess of intercompany debt) is repatriated from Singapore. Any taxes paid in Singapore on the repatriated earnings are available for use as a foreign tax credit in the United States.

Our principal stockholder can act to substantially influence our business and policies.

     Liberty Media Corporation and its subsidiaries own, in the aggregate, 34.4 million shares of our Class B Common Stock, representing approximately 87% of our outstanding equity and 99% of our outstanding voting power. In addition, Liberty Media and its subsidiaries own convertible debt instruments convertible at the holder’s option into an aggregate of 20.6 million shares of our Class B Common Stock, at an exercise price of $10.00 per share. If these debt instruments were all converted in accordance with their terms, Liberty Media and its subsidiaries would own, in the aggregate, approximately 55.0 million shares of our Class B Common Stock, representing approximately 91.3% of our outstanding equity. Shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time at the option of the holder. Although, to the best of our knowledge, Liberty Media has no current plans to sell any of its shares of common stock, if a large number of such shares were sold in the market over a relatively short period of time, the price of our Class A Common Stock would be adversely affected.

     In addition, if Liberty Media’s ownership of our outstanding equity were to exceed 90 percent, Liberty Media would be able to acquire 100% of our company, through a “short-form” merger under Delaware law. A “short-form” merger under Delaware law would allow Liberty Media (or a subsidiary of Liberty Media) to acquire our remaining minority public interest upon a resolution of its board of directors and the consent of its stockholders without the vote of our stockholders or any action by our board of directors. Although, to the best of our knowledge, Liberty Media has no current plans to effect a “short-form” merger with us, there is no assurance that the prospects of effecting such a merger may not become attractive to Liberty Media sometime in the future due to market conditions or other economic circumstances.

     By virtue of its stock ownership, Liberty Media is able to determine the outcome of substantially all matters required to be submitted to a vote of stockholders, including (a) the election of the board of directors, (b) any proposed amendments to our Restated Certificate of Incorporation and (c) approval of any mergers or other significant corporate transactions. The foregoing may have the effect of discouraging, delaying or preventing certain types of transactions involving an actual or potential change of control of our company, including transactions in which the holders of our Class A Common Stock might otherwise receive a premium for their shares over current market prices.

We have a significant number of authorized, but unissued and unreserved shares of capital stock, which if issued, could dilute your investment in our Class A Common Stock.

     Our authorized capital stock consists of 300,000,000 shares of Class A Common Stock and 100,000,000 shares of Class B Common Stock, of which 5,319,280 shares and 34,393,330 were outstanding, respectively, as of March 25, 2002. In our effort to attract additional capital to support our continuing operations and future expansion plans, our board of directors may authorize our officers to enter into financing transactions on our behalf, which may require us to issue additional shares of our common stock, preferred stock, promissory notes, warrants, options or other securities convertible into our common stock. Although the issuance of new securities would not change the rights of holders of our currently outstanding common stock, there would be effects incidental to such issuances, such as dilution of the earning per share and voting rights of such current holders.

     In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by our stockholders. Although we have no current plans to issue any shares of preferred stock, the rights of the holders of our Class A Common Stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of preferred stock could have the effect of discouraging, delaying or preventing a change in control of our company. Furthermore, certain provisions of our Restated Certificate of Incorporation, our Bylaws and Delaware law also could have the effect of discouraging, delaying or preventing a change in control of our company.

Our officers and directors may have conflicts of interest.

     Certain members of our management and board of directors are also members of the management and board of directors of Liberty Media. Robert R. Bennett, one of our directors, is a director, President and Chief Executive Officer of Liberty Media. Gary S. Howard, one of our directors, is also a director, Executive Vice President and Chief Operating Officer of Liberty Media. William R. Fitzgerald, one of our directors and our Chairman of the Board is also a Senior Vice President of Liberty Media. Our directors have fiduciary obligations under Delaware law to us and all of our stockholders, when acting in their capacities as our directors. Messrs. Bennett and Howard, as directors of Liberty Media, also have fiduciary obligations to Liberty Media and its stockholders, and Mr. Fitzgerald, as an officer of Liberty Media, also owes a duty of loyalty and care to Liberty Media, when acting in such capacities. Messrs. Bennett, Howard and Fitzgerald hold options to acquire shares or hold restricted shares (or both) of Liberty Media common stock, and options to acquire shares of our Class A Common Stock.

Terrorist attacks or responses thereto could adversely affect our business, results of operations and financial condition.

     On September 11, 2001, terrorists carried out attacks that destroyed the World Trade Center in New York and badly damaged the Pentagon outside of Washington, D.C. As a result of these attacks, the United States securities markets were closed for several days. The impact that these terrorist attacks or future events arising as a result of these terrorists attacks, including military or police activities in the United States or foreign countries, future terrorist activities or threats of such activities, political unrest and instability, riots and protests, could have on the United States and the global economy, the United States and global securities markets and our business results of operations and financial condition cannot presently be determined with any accuracy.

ITEM 2. PROPERTIES.

     Liberty Livewire’s operations are conducted in over 100 owned, leased or licensed facilities, located throughout the world. Domestically, we operate primarily in California and the Eastern seaboard, in New York, New Jersey and Connecticut. We also operate facilities in Georgia, Minnesota and Florida. Our international operations include London, England; the Republic of Singapore; Barcelona, Spain; and Mexico City, Mexico.

     Worldwide, we lease approximately 1.4 million square feet and own another 500,000 square feet. In the United States, our leased facilities, approximately 1.1 million square feet, have terms expiring between June 2002 and December 2010. Several of these agreements have extension options. The leased properties are used for certain of our technical operations, office space and storage. Our international leases have terms that expire between December 2002 and August 2019, and are also used for certain of our technical operations, office space and storage. Over half of the international leases have extension clauses. Approximately 350,000 square feet of our owned facilities are located in Southern California, with another 100,000 square feet located in Northvale, New Jersey; Atlanta, Georgia; and Stamford, Connecticut. In addition, we own approximately 50,000 square feet in London, England. Nearly all of our owned facilities are purpose-built for our technical and creative service operations. Our facilities are adequate to support our current needs.

ITEM 3. LEGAL PROCEEDINGS.

     Paul Dujardin v. Liberty Media Corporation and Liberty Livewire Corporation. Mr. Paul Dujardin filed a complaint (the “Complaint”) in U.S. District Court, Southern District of New York, on November 30, 2001, against Liberty Media and us, alleging violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, common law fraud, negligent misrepresentation, breach of the earn out provisions of an acquisition agreement involving the sale of Mr. Dujardin’s company, Triumph Communications (“Triumph”) to us (the “Triumph Acquisition”), and breach of contract for failure to make Mr. Dujardin head of our Networks Group. The securities claims in the Complaint allege that in a series of transactions during 2000, Liberty Media agreed to secretly contribute assets to us in exchange for our stock at prices that ultimately were below our NASDAQ trading price on the date the transactions were consummated. The Complaint alleges that we and Liberty Media fraudulently concealed these “below-market” transactions, and thus that our stock price was inflated. In reality, all of these allegedly “concealed” transactions were fully disclosed in numerous public filings made with the Securities and Exchange Commission. Mr. Dujardin also claims that, pursuant to the acquisition agreement between Triumph and us, he is entitled to an “earnout” opportunity entitling him to approximately 88,000 shares of our stock if Triumph were to meet certain revenue targets in 2000 and 2001. On February 13, 2002, we and Liberty Media filed a motion to dismiss the Complaint in its entirety. We believe that the Complaint is without merit and will vigorously defend our interests.

     Arbitration Matter with Paul Dujardin. We are also involved in a separate arbitration dispute with Mr. Dujardin arising out of approximately 441,000 shares of our Class A Common Stock (the “Hold-Back Shares”) that were held back from Mr. Dujardin as agreed upon in the Triumph Acquisition agreement (the “Triumph Acquisition Agreement”). Pursuant to the pledgeholder agreement (the “Pledgeholder Agreement”) executed in connection with the Triumph Acquisition Agreement, Mr. Dujardin would be entitled to the Hold-Back Shares on April 30, 2002, if he did not breach any of the representations and warranties contained in the Triumph Acquisition Agreement. Pursuant to the Pledgeholder Agreement, if Mr. Dujardin was terminated before April 30, 2002, he would be entitled to the Hold-Back Shares unless his employment was terminated because of, among other things, failure to perform job duties or willfully engaging in misconduct that was injurious to us or our subsidiaries. We contend that Mr. Dujardin was terminated in August 2001 for cause and because he failed to perform his job duties and willfully engaged in misconduct injurious to us and Triumph. We believe that Mr. Dujardin’s claim that he was not terminated in accordance with the terms of the Pledgeholder Agreement is without merit. We have initiated a separate arbitration proceeding alleging that Mr. Dujardin breached certain representations and warranties made in the Triumph Acquisition Agreement.

     Liberty Livewire Corporation, Triumph Communications, Inc. et. al v. Paul J. Dujardin, Jeremy Dujardin, Elio Parente, and Genesis Networks, Inc.: On December 26, 2001, we and Triumph commenced an action against Mr. Dujardin and several former employees of Triumph in the Supreme Court of the State of New York, County

of New York (Index No. 606080/01), alleging breaches of these former employees’ contractual and common law duties by, among other things, misappropriating our trade secrets and confidential information and wrongfully soliciting our customers and employees. Certain of the former Triumph employees (Paul Dujardin, Jeremy Dujardin and Elio Parente) have asserted counterclaims against Triumph alleging that Triumph has (i) breached its vacation pay policy by failing to pay Paul Dujardin and Elio Parente their accrued but unused vacation time, (ii) breached its credit card payment policy by failing to reimburse Paul Dujardin for certain credit card charges and (iii) converted the Dujardins’ personal property by failing to return a television set, video cassette recorder and computer (collectively, the “Counterclaims”). Paul Dujardin and the other former Triumph employees have alleged unspecified damages on their Counterclaims. The parties exchanged document requests in late January 2002. No trial date has been set.

     ElectroPix, Inc. d/b/a Live Wire vs. Liberty Livewire Corporation and Liberty Media Corporation. On May 23, 2001, ElectroPix, Inc., doing business as Live Wire, filed in U.S. District Court, Central District of California, a law suit against us and Liberty Media Corporation for, among other things, trademark infringement, due to our use of the names “Liberty Livewire” and “Livewire.” ElectroPix’s motion for a preliminary injunction was denied with respect to our use of “Liberty Livewire” but granted with respect to our use of “Livewire.” On November 25, 2001, we settled the lawsuit with ElectroPix and agreed to cease using in the United States the “Livewire” trademark including “Liberty Livewire” by November 25, 2002, which period can be extended for an additional six months for an additional fee. The law suit filed in U.S. District Court was dismissed with prejudice by Joint Stipulation on December 27, 2001, and an appeal in the Ninth Circuit Court of Appeals was dismissed with prejudice by Joint Stipulation on December 28, 2001.

     Our management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of any of our litigation matters will have on our results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	Liberty Livewire Corporation held an Annual Meeting of Stockholders on December 19, 2001.

(b)	Stockholders of record as of October 29, 2001 elected the following directors at the Annual Meeting of Stockholders (in alphabetical order):

Salah M. Hassanein Gary Howard David P. Malm Sydney Pollack Bernard W. Schotters Robert T. Walston

In addition, the term of office for the following directors continued after the Annual Meeting of Stockholders (in alphabetical order):

Robert B. Bennett Larry E. Romrell William R. Fitzgerald

(c)	At the Annual Meeting of Stockholders, votes were cast on matters submitted to the stockholders as follows:

a.	Election of the nominees listed below for the board of directors of Liberty Livewire Corporation. The nominees and votes for each nominee were as follows:

i.	Salah M. Hassanein(1)

FOR	AGAINST	ABSTAIN	NON VOTED

340,092,456	0	25,978	0

ii.	Gary Howard

FOR	AGAINST	ABSTAIN	NON VOTED

340,065,512	0	52,922	0

iii.	David P. Malm

FOR	AGAINST	ABSTAIN	NON VOTED

340,092,670	0	25,764	0

iv.	Sydney Pollack

FOR	AGAINST	ABSTAIN	NON VOTED

340,062,171	0	56,263	0

v.	Bernard W. Schotters

FOR	AGAINST	ABSTAIN	NON VOTED

340,092,650	0	25,784	0

vi.	Robert T. Walston

FOR	AGAINST	ABSTAIN	NON VOTED

340,092,650	0	25,784	0

b.	Approval of our 2001 Incentive Plan.

FOR	AGAINST	ABSTAIN	NON VOTED

337,800,315	214,991	468	2,102,660

c.	Approval of our 2000 Nonemployee Director Stock Option Plan.

FOR	AGAINST	ABSTAIN	NON VOTED

337,899,055	77,244	9,475	2,102,660

d.	Ratification of the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2001.

FOR	AGAINST	ABSTAIN	NON VOTED

340,115,078	2,244	1,112	0

e.	Approval of the First Amended and Restated Credit Agreement, dated as of December 22, 2000, between Liberty Livewire Corporation and Liberty Media Corporation, including the potential issuance of shares of our Class B Common Stock under this credit agreement.

FOR	AGAINST	ABSTAIN	NON VOTED

337,989,940	24,116	1,718	2,102,660

(1)	Mr. Hassanein resigned from our Board of Directors on February 27, 2002.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Class A Common Stock

     Our Class A Common Stock, par value $.01 per share, is traded on the Nasdaq Stock Market under the symbol “LWIRA”. Prior to the Todd Merger, our Class A Common Stock traded under the symbol “TODDA”. The Transfer Agent and Registrar for the Class A Common Stock is Continental Stock Transfer and Trust Company, 2 Broadway, New York, NY 10004. We have not paid cash dividends during the last two fiscal years and do not expect to pay cash dividends in the foreseeable future. As of March 25, 2002, there were 216 record holders of Class A Common Stock. The number of holders of Class A Common Stock does not include an indeterminate number of stockholders whose shares are held by brokers in “street name.” The following table sets forth, for the periods indicated, the high and low sales prices for our Class A Common Stock as reported on the Nasdaq Stock Market.

Fiscal Year Ended December 31, 2001	High ($)	Low ($)

Fourth Quarter	8.28	5.20
Third Quarter	12.60	4.75
Second Quarter	8.98	3.13
First Quarter	14.38	3.25

Fiscal Year Ended December 31, 2000	High ($)	Low ($)

Fourth Quarter	31.29	5.19
Third Quarter	74.69	28.00
Second Quarter	71.50	18.25
First Quarter	41.69	28.38

Class B Common Stock

     A holder of shares of our Class B Common Stock, par value $.01 per share, has ten votes per share, as compared to one vote per share for holders of the Class A Common Stock. In all other respects, the Class A Common Stock and Class B Common Stock are substantially identical and have equal rights and privileges, except that shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder at any time. All of our Class B Common Stock is held by Liberty Media and is not publicly traded. We act as transfer agent for our Class B Common Stock. As of March 25, 2002, 34,393,330 shares of our Class B Common Stock were outstanding and beneficially owned or controlled by Liberty Media. For more information on Liberty Media’s beneficial ownership and control of our Class B Common Stock, see Part III, Item 13, “Certain Relationships and Related Transactions-Liberty LWR, Inc. and Liberty Livewire Holdings, Inc.” below.

Recent Sales of Unregistered Securities

     Sale of Class B Common Stock to Liberty Media Corporation. As of December 31, 2001, Liberty Media owned 34,393,330 shares of our Class B Common Stock and subordinated convertible notes in the aggregate principal amount of $206.2 million. Pursuant to our Restated Certificate of Incorporation, our Class B Common Stock is convertible into shares of Class A Common Stock at any time at the option of the holder, at a conversion ratio of one-to-one, as the same may be adjusted from time to time as the result of any stock split, reverse stock split or similar event effecting the Class A Common Stock. The notes are convertible into shares of Class B Common Stock at any time at the option of the holder, at a conversion price of $10.00 per share. If not earlier converted, the notes will become due and payable in full on June 30, 2008. Interest accrues on the notes at a rate of 10% per annum, payable quarterly either in cash, shares of our Class B Common Stock, or a combination thereof, at our discretion, subject to certain limits. To the extent interest is paid in shares of our Class B Common Stock, such shares will be valued at 95% of the ten day trailing average closing price per share of our Class A Common Stock on the interest payment date.

     Liberty Media acquired these securities through the Todd Merger, including an Amended and Restated Stock Option Fulfillment Agreement entered into in connection therewith, and our acquisitions of 4MC, VSC, GWNS, LNS and Soundelux in 2001 and 2000. The issuances of such securities were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by Section 4(2) of that Act. The following describes the terms of the transactions in which the above securities were issued:

•	In the Todd Merger, on June 9, 2000, AT&T Corporation issued 5,501,256 shares of Class A Liberty Media Group Common Stock, par value $1.00 per share (taking into account a two-for-one stock split effected on the Liberty Media Group tracking stock on June 9, 2000), to acquire 6,519,907 shares of our Class B Common Stock. AT&T Corporation then contributed such shares of our Class B Common Stock to Liberty Media through a series of contribution agreements with affiliate entities.

•	Also on June 9, 2000, Liberty Media acquired an additional 16,614,952 shares of our Class B Common Stock in exchange for the contribution by Liberty Media to us of 100% of the outstanding shares of common stock of 4MC.

•	On July 19, 2000, Liberty SEG Acquisition Sub, LLC, a limited liability company of which Liberty Media was the sole member, acquired Soundelux, the post-production, content and sound editorial businesses of SEG, for $90.0 million in cash. Immediately following this closing, Liberty Media contributed 100% of its ownership interests in Liberty SEG Acquisition Sub, LLC to us in exchange for 8,181,818 shares of our Class B Common Stock.

•	On January 26, 2001, we executed and delivered to Liberty Media a convertible promissory note, dated December 22, 2000, in the aggregate original principal amount of $92.5 million. This note was issued in connection with our acquisition of 100% of the capital stock of VSC from Liberty Media, pursuant to both the Liberty Subordinated Credit Agreement and the Contribution Agreement, dated as of December 22, 2000, between us and Liberty Media.

•	On February 1, 2001, we executed and delivered to Liberty Media a second convertible promissory note under the Liberty Subordinated Credit Agreement, in the aggregate original principal amount of $82.0 million. The proceeds of such note were used by us as partial payment of the purchase price for our acquisition of GWNS from Viacom, described earlier in this report.

•	On February 1, 2001, we entered into an Amended and Restated Stock Option Fulfillment Agreement with Liberty Media dated as of June 10, 2000. Pursuant to that agreement, we issued an aggregate of 296,039 shares of our Class B Common Stock to Liberty Media, in consideration of $5.1 million in cash paid by Liberty Media to us to help fund our purchase, on the open market, of shares of Liberty Media Group Class A Common Stock required by us to fulfill our obligations under certain of our stock options, which became exercisable in part for shares of Liberty Media Group Class A Common Stock in connection with the Todd Merger.

•	On September 6, 2001, we issued to Liberty Media a convertible promissory note under the Liberty Subordinated Credit Agreement in the aggregate principal amount of $31.7 million. The proceeds of the note were used by us in connection with our acquisition of a 99% ownership interest in LNS from Ascent Entertainment Group, Inc., also referred to as AEG, a subsidiary of Liberty Media. For details on this transaction, see Item 13, “Certain Relationships and Related Transactions-Ascent Network Services” below.

•	From December 29, 2000 through December 31, 2001, we have issued 817,135 shares of our Class B Common Stock to Liberty Media, 1,707,037 shares of our Class B Common Stock to Liberty LWR, Inc., and 256,442 shares of our Class B Common Stock to Liberty Livewire Holdings, Inc., as quarterly interest payments under the Liberty Subordinated Credit Agreement. For details on the Liberty Subordinated Credit Agreement, see Item 13, “Certain Relationships and Related Transactions—Convertible Subordinated Credit Facility with Liberty Media” below, and for details on Liberty LWR, Inc. and Liberty Livewire Holdings, Inc., see Item 13, “Certain Relationships and Related Transactions—Liberty LWR, Inc. and Liberty Livewire Holdings, Inc.” below.

ITEM 6. SELECTED FINANCIAL DATA.

	Liberty Livewire		Todd-AO

		Seven	Five	Four
		Months	Months	Months	Year	Year	Year
	Year Ended	Ended	Ended	Ended	Ended	Ended	Ended
(in thousands,	December	December	May 31,	December	August 31,	August 31,	August 31,
except share data)	31, 2001	31, 2000	2000	31, 1999	1999	1998	1997

Net revenues	$592,732	$253,099	$53,243	$43,261	$118,517	$102,614	$78,971

Net (loss) income	$(436,289)	$(9,793)	$(1,675)	$449	$1,313	$3,419	$6,005

Income (loss) per share of common stock:
Basic	$(11.52)	$(0.28)	$(0.16)	$0.05	$0.14	$0.34	$0.63

Diluted	$(11.52)	$(0.28)	$(0.16)	$0.04	$0.13	$0.33	$0.59

Total assets	$919,691	$1,175,845	$159,448	$162,004	$153,180	$135,366	$103,451

Long-term debt and capital lease obligations	$608,241	$492,573	$61,210	$65,866	$65,520	$44,654	$25,430

Cash dividends per share:
Class A	$—	$—	$—	$—	$0.05	$0.06	$0.06

Class B	$—	$—	$—	$—	$0.04	$0.05	$0.05

Weighted average shares outstanding:
Basic	37,858,128	34,463,373	10,768,773	9,927,077	9,570,187	9,987,429	9,539,312

Diluted	37,858,128	34,463,373	10,768,773	10,656,340	9,832,614	11,218,051	10,207,503

     The periods presented above reflect the results of the change in control on June 9, 2000. See Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms and similar expressions reflecting something other than historical fact may be intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve known and unknown risks and uncertainties. The actual levels of our activity, performance, achievements or industry may differ materially from those expressed or implied by any forward-looking statement due to such risks and uncertainties. Factors that may cause or contribute to such differences include factors described in this and our other filings with the Securities and Exchange Commission including, but not limited to, those set forth in this section under the caption, “Factors That May Affect Future Results of Operations” and in Item I, Part 1, “Business — Risk Factors” above. We disclaim any obligation to update any of the forward-looking statements contained in this discussion to reflect any future events or developments. The discussion that follows should be read in conjunction with the accompanying Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

Overview

     Liberty Livewire Corporation provides technical and creative services to the entertainment industry. Our clients include the major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and other companies that produce, own and/or distribute entertainment content. Our assets and operations are primarily comprised of the assets and operations of nine companies acquired during 2001 and 2000. The unique combination and integration of these acquired entities allows us to offer our clients a complete range of services, from image capture to distribution of the final product, unmatched by most other competitors in the industry. We are able to offer outsourcing solutions for the technical and creative requirements of our clients that lower operating costs, reduce cycle times and increase reliability and quality. We have organized our facilities and operations into the three business segments, that we call Groups, as described below.

     Pictures Group. Our Pictures Group provides services necessary to complete the creation of original content including feature films, television shows, television commercials, music videos, promotional and identity campaigns and corporate communications programming. Among other things, we create visual effects, sound effects and animation sequences and integrate them into filmed entertainment after principal photography. Our services begin once raw images are captured and are completed when a final product is delivered to the “last mile” distributor such as broadcast network, cable channel or an IP distributor. The Pictures Group has three divisions: Entertainment Television, Commercial Television and Audio.

     Media Group. Our Media Group provides the services necessary to facilitate the global maintenance, management and distribution of existing content libraries. Through our facilities, we provide immediate access to physical and virtual content, we restore and preserve damaged content, and we create high resolution professional masters from original camera negative for global home video, broadcast, pay-per-view and emerging new media distribution channels.

     Networks Group. Our Networks Group provides the services necessary to assemble and distribute programming for cable and broadcast networks via fiber, satellite and the Internet to audiences in North America, Europe and Asia. Our Networks Group primarily provides dedicated facilities and resources designed for specific client requirements on the basis of contractual agreements.

Acquisitions in 2001

     On February 1, 2001, we acquired GWNS from Viacom, Inc. and certain of its subsidiaries. On August 23, 2001, we acquired from Cinram U.S. Holdings, Inc. the 51% interest in Cinram-POP that we did not already own. On September 6, 2001, we acquired the remaining 99% interest in Livewire Network Services, also referred to as LNS that we did not already own, thereby acquiring the operations of Ascent Network Services.

Earnings Before Interest Taxes Depreciation and Amortization

     We believe that Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, is an important measure of our financial performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, excluding gains and losses on asset sales and unusual charges such as restructuring, integration and impairment. Our investments in new infrastructure, machine capacity, technology and goodwill arising from our significant acquisition activity have produced a relatively high depreciation and amortization expense and have historically been a significant annual non-cash charge to earnings. EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, is widely used as a measure of cash flow available to pay interest and repay debt, and, to the extent available after debt service and other required uses, to make acquisitions or invest in capital equipment and new technologies. As a result, we view EBITDA as an important measure of our financial performance and valuation and intend to report EBITDA as a measure of financial performance. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect that portion of our capital expenditures that may be required to maintain our market share, revenues and leadership position in our industry. Moreover, not all EBITDA will be available to pay interest or repay debt. Additionally, our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Critical Accounting Policies

     Valuation of Goodwill, Other Intangible Assets and Long-lived Assets. We assess the impairment of goodwill, other intangible assets, and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance to historical or projected future operating results, substantial changes in strategy or the manner of use of our assets, and significant negative industry or economic trends. When we determine that the carrying value of goodwill, other intangible assets, and long-lived assets may not be recoverable based upon undiscounted cash flows, we measure the impairment by obtaining market place comparables or by calculating a projected discounted cash flow analysis using a discount rate determined by our management to be commensurate with the risks involved. See Note 3 to the Consolidated Financial Statements for additional information regarding impairment. On January 1, 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we will cease to amortize our goodwill and indefinite-lived intangible assets of $437.8 million. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in fiscal year 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of fiscal year 2002. See Note 2 to the Consolidated Financial Statements for additional information regarding our assessment of adopting SFAS No. 142.

     Valuation of Trade Receivables. We must make estimates of the collectability of our trade receivables. Our management analyzes the collectability based on historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We record an allowance for doubtful accounts based upon specifically identified receivables that we believe are uncollectible. In addition, we also record an amount based upon a percentage of each aged category of our trade receivables. These percentages are estimated based upon our historical experience of bad debts. Our trade receivables balance was $96.7 million, net of allowance for doubtful accounts of $12.0 million, as of December 31, 2001.

Results of Operations

     The Pictures Group’s revenues are primarily generated from fees for audio and video post production, audio and video special effects and editorial services for the television, film and advertising industries. The Media Group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The Networks Group’s revenues consist of fees relating to facilities and services necessary to assemble and distribute programming for cable and broadcast networks across the world via fiber, satellite and the Internet. The Network Group’s results also include our Bandwidth Management initiative, a new and developing business. Corporate related items and unallocated revenues and expenses are reflected in Corporate and Other, below. Additionally, Corporate and Other includes the results of our Interactive Media business, a new and developing business initiative. Cost and expenses include costs of services which consist primarily of production wages, facility costs and other direct costs; selling, general and administrative expenses; depreciation and amortization; interest expense and income taxes.

     Our consolidated results of operations for the year ended December 31, 2001, include the results of GWNS from February 2001, Cinram-POP from August 2001 and LNS from September 2001, their respective dates of acquisition. Our operations prior to the acquisition and merger in June 2000 are referred to as the operations of Todd-AO. The year ended December 31, 2000 represents the operations of Todd-AO prior to the Todd Merger for the five months ended May 31, 2000 and our consolidated operations for the seven months ended December 31, 2000. Our consolidated operations for the seven months ended December 31, 2000 include the results of Soundelux and Triumph from July 2000, Soho from August 2000, Visiontext from October 2000 and VSC from December 2000. Periods prior to calendar year 2000 represent only the operations of Todd-AO.

     For the purpose of the table and discussion below, our operating results for the seven months ended December 31, 2000 have been combined with the operating results of Todd-AO for the five months ended May 31, 2000 (the “combined year ended December 31, 2000”), and the resulting annual operating results are compared to the operating results of Todd-AO for the year ended August 31, 1999. The operating results are not comparable between the annual periods as the five months ended May 31, 2000 and the year ended August 31, 1999 do not include the effects of purchase accounting adjustments related to the Todd Merger, and the subsequent period representing the seven months ended December 31, 2000 does include the effects of the purchase accounting adjustments related to the Todd Merger.

Comparison of Reported Results for the Year Ended December 31, 2001 to the Reported Combined Year Ended December 31, 2000

	Liberty Livewire			Todd-AO

		Combined
	Year	Year		Five
	Ended December 31,	Ended December 31,	Seven Months Ended	Months Ended May
Segment Revenues (in thousands)	2001	2000	December 31, 2000	31, 2000

Pictures Group	$332,921	$220,971	$177,808	$43,163
Media Group	104,063	56,756	46,676	10,080
Networks Group	155,550	28,615	28,615	—
Corporate and Other	198	—	—	—

	$592,732	$306,342	$253,099	$53,243

	Liberty Livewire			Todd-AO

		Combined
	Year	Year		Five
	Ended December 31,	Ended December 31,	Seven Months Ended	Months Ended May
Segment EBITDA (in thousands)	2001	2000	December 31, 2000	31, 2000

Pictures Group	$64,369	$43,627	$38,178	$5,449
Media Group	30,967	15,775	13,704	2,071
Networks Group	48,969	3,194	3,194	—
Corporate and Other	(38,562)	(20,314)	(20,314)	—

	$105,743	$42,282	$34,762	$7,520

Net loss	$(436,289)	$(11,468)	$(9,793)	$(1,675)

     Revenues increased $286.4 million, or 93.5%, to $592.7 million for the year ended December 31, 2001 from $306.3 million for the combined year ended December 31, 2000. The contribution of 4MC combined with the acquisitions of LNS, GWNS, Cinram-POP, Visiontext, VSC, Soundelux, Triumph and Soho contributed $290.6 million, or 101.5%, of the overall revenue increase among all of our segments. The overall increase was partially offset by a decrease in revenues for the Pictures Group as a result of the impact of a recessionary market environment and a reduction in television advertising spending.

     Costs of services increased $172.0 million, or 86.8%, to $370.2 million for the year ended December 31, 2001 from $198.2 million for the combined year ended December 31, 2000. The contribution of 4MC combined with the acquisitions of LNS, GWNS, Cinram-POP, Visiontext, VSC, Soundelux, Triumph and Soho contributed $171.5 million, or 99.7%, of the overall increase.

     Selling, general and administrative expenses increased $60.3 million, or 90.7%, to $126.8 million for the year ended December 31, 2001 from $66.5 million for the combined year ended December 31, 2000. The contribution of 4MC combined with the acquisitions of LNS, GWNS, Cinram-POP, Visiontext, VSC, Soundelux, Triumph and Soho contributed $42.9 million, or 71.1%, of the overall increase. The remainder of the increase was primarily due to corporate centralization activities and increases in professional and legal fees.

     As a result of the above, EBITDA, as defined, increased $63.4 million, or 149.9%, to $105.7 million for the year ended December 31,2001, from $42.3 million for the combined year ended December 31, 2000.

     Depreciation and amortization increased $70.1 million, or 119.8%, to $128.6 million for the year ended December 31, 2001, from $58.5 million for the combined year ended December 31, 2000. The increase was primarily due to the equipment, goodwill and other intangibles acquired with respect to the acquisitions previously mentioned and new capital additions incurred during the year ended December 31, 2001.

     Non-cash compensation expense was $4.3 million for the year ended December 31, 2001, as compared to $29.6 million in income reported for the combined year ended December 31, 2000, an increase of $33.9 million. The income recorded during the combined year ended December 31, 2000 was related to a decline in value of the underlying financial instruments used to value employee stock appreciation rights or SARs. The expense in the year ended December 31, 2001 related primarily to the increase in value of the underlying financial instruments used to value employee SARs in addition to the issuance of “in the money” stock options pursuant to our 2001 incentive compensation plan. For a description of our SARs and option plans, see Note 10 of the Notes to Consolidated Financial Statements.

     Interest expense increased $42.3 million, or 203.4%, to $63.1 million for the year ended December 31, 2001, from $20.8 million for the combined year ended December 31, 2000. The increase is attributable to additional borrowings under the Senior Credit Agreement, the Liberty Subordinated Credit Agreement and other borrowings incurred primarily related to the funding of acquisitions. Interest expense for fiscal year 2001 included non-cash expense related to payments under the Liberty Subordinated Credit Agreement totaling $17.9 million, $6.2 million related to interest rate swaps, and $4.1 million of amortization of debt discount and debt issuance cost. Interest expense for the combined year ended December 31, 2000 included $254,000 of non-cash expense related to payments under the Liberty Subordinated Credit Agreement. For a discussion on interest rate swaps, see Note 13 of the Notes to Consolidated Financial Statements.

     Included in operating expenses for the year ended December 31, 2001 is $307.9 million in impairment charges relating to long-lived assets, goodwill and intangibles, which is more fully explained in the “Impairment Charge” section below.

     Additionally, during the fourth quarter of fiscal 2001 we completed certain restructuring activities intended to improve operating efficiencies and effectiveness to strengthen our competitive position in the marketplace through cost and expense reductions. In connection with this initiative, we recorded a pre-tax restructuring charge of $5.6 million. This charge includes payments $5.2 million related to lease charges due to planned facility closures and $425,000 for employee severance payments.

     Other expense increased $10.8 million to $11.0 million for the year ended December 31, 2001 from $198,000 for the combined year ended December 31, 2000. The increase was primarily due to losses on the disposal of assets totaling $9.9 million and charges related to the decline in market value of certain freestanding interest rate swap instruments totaling $2.1 million; see Note 13 of the Notes to Consolidated Financial Statements. These expenses were partially offset by other income.

     As a result of the above, the loss before income taxes and change in accounting principle increased $416.5 million to $424.7 million for the year ended December 31, 2001 from $8.2 million for the combined year ended December 31, 2000.

     The provision for income taxes increased $8.4 million, or 262.5%, to $11.6 million for the year ended December 31, 2001, from $3.2 million for the combined year ended December 31, 2000. The increase is due to valuation allowances recorded on deferred tax assets during the year ended December 31, 2001. Our fiscal year 2001 effective income tax rate was approximately 2.7% primarily due to disallowed deductions for goodwill of $204.0 million and valuation allowances of $246.0 million.

     As a result, our net loss increased $424.8 million to $436.3 million for the year ended December 31, 2001 from $11.5 million for the combined year ended December 31, 2000.

Comparison of Pro Forma Results (unaudited) for the Year Ended December 31, 2001 to the Pro Forma Results for the Year Ended December 31, 2000 (unaudited).

     As a result of the significance and timing of the contribution of 4MC and the acquisitions of LNS, GWNS, Cinram-POP, Visiontext, VSC, Soundelux, Triumph and Soho in 2001 and 2000, certain information for the years ending December 31, 2001 and 2000 is being presented on a pro forma basis. Our management believes that these pro forma revenue and EBITDA results provide additional information useful in analyzing the underlying business results. However, pro forma operating results should be considered in addition to, and not as a substitute for, actual results of operations. The following unaudited pro forma financial information is presented as if each acquisition was consummated on January 1, 2000.

	Year	Year
	Ended December 31,	Ended December 31,
Segment Revenues (in thousands)	2001	2000

Pictures Group	$332,921	$367,847
Media Group	105,204	99,530
Networks Group	169,180	173,488
Corporate and Other	198	—

	$607,503	$640,865

	Year	Year
	Ended December 31,	Ended December 31,
Segment EBITDA (in thousands)	2001	2000

Pictures Group	$64,369	$74,552
Media Group	31,313	26,126
Networks Group	52,367	41,939
Corporate and Other	(38,562)	(26,166)

	$109,487	$116,451

Net loss	$(439,351)	$(45,266)

     Pro forma revenues decreased by $33.4 million, or 5.2%, to $607.5 million for the year ended December 31, 2001 from $640.9 million for the year ended December 31, 2000. This decrease was primarily due to a $34.9 million decrease in Pictures Group revenue as a result of reduced television advertising spending. Additionally, the Networks Group experienced a $4.3 million, or 2.5%, decrease in revenue attributed to the timing of certain large projects. These decreases were partially offset by an increase of $5.7 million, or 5.7%, in Media Group revenue resulting from the expansion of business.

     Pro forma EBITDA decreased by $7.0 million, or 6.0%, to $109.5 million for the year ended December 31, 2001 from $116.5 million for the year ended December 31, 2000. This decrease was primarily the result of a $10.2 million decrease in the Pictures Group’s EBITDA due to the revenue shortfall as described above offset by cost savings. Such reductions were partially offset by a $5.2 million, or 19.9% increase in Media Group EBITDA and a $10.4 million, or 24.9%, increase in Networks Group EBITDA, both as a result of significant reductions in their cost structures resulting from integration and reorganization activities. Additionally, EBITDA decreased by $6.6 million due to additional costs associated with our new Interactive Media business initiative and by $5.8 million due to increases in other expenses, primarily associated with corporate centralization activities and increased professional and legal fees. This combined increase in costs of $12.4 million, as presented above, flowed through Corporate and Other.

     Pro forma net loss increased $394.1 million to $439.4 million for the year ended December 31, 2001, from $45.3 million for the combined year ended December 31, 2000. The increase in net loss was primarily driven by the impairment charge and higher depreciation and amortization, interest, non-cash compensation and other expenses.

Impairment Charge

     During fiscal year 2001, challenging economic conditions impacted overall business trends. In particular, both the entertainment and technology sectors suffered a substantial decline in economic activity. These challenges were further exacerbated by the events of September 11, 2001, resulting in a continued negative economic impact. These factors contributed largely to our inability to meet our 2001 financial and operating objectives and have resulted in reduced expectations and opportunities for the near term.

     Accordingly, we evaluated the recoverability of our goodwill, intangible assets and long-lived assets carrying values pursuant to Accounting Principles Board (“APB”) No. 17, Intangible Assets, and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This involved writing-down goodwill, intangibles and certain long-lived assets to their fair value, which was based upon both fair market comparables and by discounting the future cash flows of these assets through their remaining useful lives. As these definite lived intangible assets and long-lived assets will remain in service, the remaining net book value of the assets will be depreciated over their remaining estimated useful lives.

     Therefore, during the quarter ended December 31, 2001, we recorded asset impairment charges totaling $286.9 million. These charges primarily represent a write-off of goodwill, intangible assets and long-lived assets of our existing feature film and entertainment television sound services, and certain assets associated with the development of our fiber optic transport and IP hosting transport services. Part of our original valuation of these assets was affected by our expectation that the development and delivery of interactive television and other interactive services, including the rollout of a broadband infrastructure, would have materialized sooner and therefore would have provided more immediate growth opportunities.

     Additionally, during the fourth quarter we completed certain integration and consolidation activities intended to improve operating efficiencies and effectiveness and to strengthen our competitive position in the marketplace through cost and expense reductions. In connection with these initiatives, we recorded a charge of $21.0 million for impairment of certain equipment and other fixed assets.

Comparison of Reported Results for the Combined Year Ended December 31, 2000 to Reported Results for the Fiscal Year Ended August 31, 1999.

		Fiscal
	Combined	Year
	Year Ended	Ended August
Segment Revenues (in thousands)	December 31, 2000	31, 1999

Pictures Group	$220,971	$94,384
Media Group	56,756	24,133
Networks Group	28,615	—

	$306,342	$118,517

     Revenues increased $187.8 million, or 158.5%, to $306.3 million for the combined year ended December 31, 2000, from $118.5 million for the year ended August 31, 1999. The contribution of 4MC combined with the acquisitions of Visiontext, Soundelux, Triumph and Soho contributed $184.1 million, or 98.0%, of the overall revenue increase. Additionally, $5.0 million of the increase was driven by a full year of Sound One results, which was acquired by Todd-AO in June 1999.

     Costs of services increased $119.1 million, or 150.7%, to $198.2 million for the combined year ended December 31, 2000, from $79.1 million for the year ended August 31, 1999. The contribution of 4MC combined with the acquisitions of Visiontext, Soundelux, Triumph and Soho contributed $114.4.million, or 96.1%, of the overall increase.

     Selling, general and administrative expenses increased $47.2 million, or 244.6%, to $66.5 million for the combined year ended December 31, 2000, from $19.3 million for the year ended August 31, 1999. The contribution of 4MC combined with the acquisitions of Visiontext, Soundelux, Triumph and Soho contributed $48.1 million, or 101.9%, of the overall increase.

     As a result of the above, EBITDA, as defined, increased $22.2 million, or 110.4%, to $42.3 million for the combined year ended December 31, 2000, from $20.1 million for the fiscal year ended August 31, 1999.

     Depreciation and amortization increased $45.7 million, or 357.0%, to $58.5 million for the combined year ended December 31, 2000, from $12.8 million for the year ended August 31, 1999. The increase was primarily due to the equipment, goodwill and other intangibles acquired with respect to the Todd Merger and the acquisitions of Visiontext, Soundelux, Triumph and Soho.

     Non-cash compensation income of $29.6 million was recognized for the combined year ended December 31, 2000 driven by a net decline in the underlying stock price of certain SARs. Such SARs relate to the conversion of 4MC stock options to shares of Liberty Media Group Class A Common Stock in connection with Liberty Media’s acquisition of 4MC on April 10, 2000.

     Interest expense increased $17.2 million, or 477.8%, to $20.8 million for the combined year ended December 31, 2000, from $3.6 million for the year ended August 31, 1999. The increase was primarily due to increased borrowings attributable to the acquisitions and indebtedness assumed and/or refinanced in connection with the acquisitions of Visiontext, Soundelux, Triumph and Soho.

     Other expense decreased $215,000, or 52.1%, to $198,000 for the combined year ended December 31, 2000 from $413,000 for the year ended August 31, 1999.

     As a result of the above, income before taxes and net change in accounting principle decreased $10.7 million from $2.5 million in income for the year ended August 31, 1999 to an $8.2 million loss before taxes and change in accounting principle net for the combined year ended December 31, 2000.

     The provision for income taxes increased $2.3 million to $3.2 million for the combined year ended December 31, 2000 from $880,000 for the year ended August 31, 1999. Our effective income tax rate for the period was approximately 60.2% primarily due to permanent differences of $5.0 million arising from disallowed tax deductions for goodwill.

     Income before change in accounting principle net decreased $13.1 million from $1.6 million income for the year ended August 31, 1999 to an $11.5 million loss before change in accounting principle net for the combined year ended December 31, 2000.

     In the fiscal year ended August 31, 1999 we elected early adoption of Statements of Position No. 98-5, Reporting on the Costs of Start-Up Activities, and reported the cumulative effect of a change in accounting principle net, as described in APB Opinion No. 20, in the amount of $293,000, net of income tax benefit in the amount of $150,000.

     As a result of the election described above, net income after a net change in accounting principle decreased $12.8 million from net income of $1.3 million for the year ended August 31, 1999 to a net loss of $11.5 million for the combined year ended December 31, 2000.

Liquidity and Capital Resources

     Cash provided by operations for the year ended December 31, 2001 was $73.6 million, as compared to $16.2 million for the combined year ended December 31, 2000. The increase in net cash provided by operations for the year ended December 31, 2001 was primarily attributable to increased EBITDA related to acquisitions offset by increased cash paid for interest on additional borrowings.

     During the year ended December 31, 2001, we invested $73.7 million in property, plant and equipment, as compared to $80.7 million for the combined year ended December 31, 2000. These expenditures reflected continued investments in the Pictures, Media and Networks Groups as well as our shared corporate infrastructure. The decrease from the prior combined year ended December 31, 2000 was primarily due to lower spending in the Pictures Group, partially offset by increases in the Media and Networks Groups and in corporate investments. We anticipate that capital expenditures in fiscal year 2002 will be funded from our operating cash flows.

     We made investments during the year ended December 31, 2001 to acquire GWNS for $108.2 million, LNS for $31.3 million and Cinram-POP for $536,000. For a description of our acquisitions, see Part I, Item 1, “Business-Change of Control and Subsequent Acquisitions” and Note 4 in the Notes to Consolidated Financial Statements. While there are no definitive acquisition agreements pending as of December 31, 2001, we continuously seek opportunities to partner with or acquire companies that, when integrated with our current operations, could enable us to provide new or enhanced services to our customers.

     During the year ended December 31, 2001, investing activities also included the sale of certain marketable equity securities and property, plant and equipment which generated proceeds of $22.3 million.

     During the year ended December 31, 2001, net cash provided by financing activities was $119.9 million compared to $102.4 million for the combined year ended December 31, 2000. The cash provided by financing activities was primarily used for acquisitions as well as for general working capital requirements. For a description of our borrowings, see Note 6 in the Notes to Consolidated Financial Statements.

     During the year ended December 31, 2001, we borrowed an additional $53.4 million under various agreements with creditors including our Senior Credit Agreement as well as various capital lease obligations and real property mortgages. In addition, during fiscal year 2001 we borrowed $113.7 million under our Liberty Subordinated Credit Agreement. Borrowings from Liberty Media were used primarily to partially fund the acquisition of GWNS and to fully fund the acquisition of LNS. During fiscal year 2001, we repaid $46.5 million of debt that matured during the year mostly related to capital leases and mortgage notes. These repayments were funded by cash generated from operations as well as proceeds from the Senior Credit Agreement and the Liberty Subordinated Credit Agreement.

     At December 31, 2001, $391.7 million and $206.2 million were outstanding under the Senior Credit Agreement and the Liberty Subordinated Credit Agreement respectively, and $20.0 million was available for future borrowings. In accordance with terms of the Senior Credit Agreement as amended March 26, 2002, new lenders may be added to the agreement, with the consent of the current lenders, potentially increasing the available borrowings by an additional $60.0 million for a total commitment of $475.0 million. As of December 31, 2001, borrowings related to real property mortgages totaled $21.3 million, capital lease obligations totaled $21.6 million, and other notes payable totaled $9.0 million. As of December 31, 2001, $5.7 million was available for future borrowings under two real property mortgage notes. Proceeds from these notes are restricted in use to funding capital expenditure initiatives for our United Kingdom operations.

     As of December 31, 2001, borrowings under the Senior Credit Agreement have an effective interest rate ranging from 4.41% to 5.41% and maturities in fiscal years 2002 through 2007. Our mortgage notes, which are floating, have effective interest rates of 4.12% to 8.02% as of December 31, 2001, and maturities in fiscal years 2002 through 2017. Capital leases, which are fixed and floating, have effective interest rates ranging from 3.9% to 19.4%, and maturities in fiscal years 2002 through 2006. If not earlier converted, the Convertible Subordinated Notes issued to Liberty Media under the Liberty Subordinated Credit Agreement will become due and payable on June 30, 2008. Interest on the Convertible Subordinated Notes accrues at a rate of 10% per annum, payable quarterly either in cash, shares of our Class B Common Stock or a combination thereof, at our discretion, subject to certain limits. To the extent interest is paid in shares of our Class B Common Stock, such shares will be valued at 95% of the ten-day trailing average closing price of shares of our Class A Common Stock on the interest payment date.

     We believe that the cash flow from operations, combined with cash on hand, other liquid assets and borrowing capacity, provide adequate resources to fund ongoing operating requirements and future capital expenditures through the next twelve months. However, our operating cash flow, capital expenditures and access to future borrowings can be impacted by overall economic conditions outside of our control. Should significant economic declines occur that impact the business sectors we serve, our ability to expand our business would be impacted. In addition, our borrowing costs can be impacted by changes in LIBOR and other variable based interest rates which were at historically low levels as of December 31, 2001.

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August 2001.

     SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

     SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 (see below) after its adoption. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Effective January 1, 2002, we will adopt SFAS No. 142 and are evaluating the effect that such adoption may have on our consolidated results of operations and financial position. As of the date of adoption of SFAS No. 142, we expect to have unamortized goodwill in the amount of approximately $421.7 million and unamortized identifiable intangible assets in the amount of $27.2 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was approximately $32.9 million for the year ended December 31, 2001, and $16.2 million for the seven months ended December 31, 2000. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Effective January 1, 2002, we estimate that we will record $20.2 million in transitional impairment losses as a cumulative effect of a change in accounting principle.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-term assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. We plan to adopt SFAS No. 144 effective January 1, 2002 and do not expect that the adoption will have a material impact on our consolidated results of operations or financial position.

Factors That May Affect Future Results of Operations

     Factors that may affect future results of operations include, but are not limited to, industry-wide market factors such as the timing of, and spending on, feature film and television programming production, foreign and domestic television advertising, and foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries, and the possibility of an industry-wide strike or other job action by or affecting the Writers Guild, Screen Actors Guild or other major entertainment industry union. In addition, our failure to maintain relationships with key customers and certain key personnel, more rapid than expected technological obsolescence, and failure to integrate acquired operations in expected time frames could also cause actual results to differ materially from those described in forward-looking statements.

     In connection with several of our recent acquisitions, we have incurred significant indebtedness to fund the transactions. This indebtedness may result in a significant percentage of our cash flow being applied to the payment of interest, and there can be no assurance that our operations will generate sufficient cash flow to service the indebtedness. This indebtedness, as well as any indebtedness we may incur in the future, may adversely affect our ability to finance operations, as financial covenant limitations reach their maximum which could limit our ability to pursue business opportunities that may be in our best interests and that of our stockholders.

     As part of our business strategy, we have acquired substantial operations in several different geographic locations over the last two years. These businesses have experienced varying profitability or losses in recent periods. Since the aforementioned dates of acquisition, we have continued to work extensively on the integration of these businesses. However, there can be no assurances regarding the ultimate success of our integration efforts or regarding our ability to maintain or improve the results of operations of these businesses. For additional risk factors, see Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risks

     We seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Interest rate swap agreements are the primary instruments used to manage interest rate fluctuation affecting our $391.7 million of variable rate debt primarily associated with our Senior Credit Agreement. At December 31, 2001, we had three outstanding interest rate swap agreements with a combined fair market value of $14.7 million in favor of our counterparties. In one swap agreement, we receive variable interest rate payments and make fixed interest rate payments on a notional amount of $365.0 million. The two remaining swap agreements have a combined notional amount of $365.0 million, in which we receive fixed and pay variable interest rate payments. As a result of the offsetting swap positions, the company is no longer hedging its risks associated with variable rate debt. All three swap agreements mature on June 30, 2003. For further information regarding our borrowings and financial instruments, see Notes 6 and 13 in the Notes to Consolidated Financial Statements.

Foreign Currency Risk

     We continually monitor our economic exposure to changes in foreign exchange rates and may enter into foreign exchange agreements where and when appropriate. Whenever possible, we utilize local currency borrowings to fund foreign acquisitions. At December 31, 2001, we did not have any foreign exchange agreements. Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transaction gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations. Until the current year, the British pound and the Singapore dollar have been stable relative to the United States dollar. However, during the year ended December 31, 2001, the British pound lost approximately 2.9%, and the Singapore dollar lost approximately 6.3%, of their respective values relative to the U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     For all Financial Statements and Supplementary Data, see Part IV, Item 14 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     As of March 15, 2002, our Directors and Executive Officers were:

Name	Age	Position with Company

William R. Fitzgerald (1)(2)	44	Chairman of the Board and Director
Robert T. Walston (1)	43	President, Chief Executive Officer and Director
George C. Platisa	45	Executive Vice President and Chief Financial Officer
Gavin W. Schutz	48	Executive Vice President and Chief Technology Officer
William E. Niles	38	Executive Vice President, General Counsel and Secretary
Richard C. Fickle	44	Executive Vice President, Strategic Development
Lawrence Chernoff	51	President, Pictures Group
Scott Davis	50	President, Networks Group
John H. Donlon	57	President, Media Group
Robert R. Bennett (1)	43	Director
Gary S. Howard (2)(3)	51	Director
David P. Malm (2)(3)	37	Director
Sydney Pollack	67	Director
Larry E. Romrell	62	Director
Bernard W. Schotters (2)(3)	57	Director

(1)	Member of the Executive Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Audit Committee.

     William R. Fitzgerald was elected a director and appointed Chairman of the Board on July 26, 2000. He has served as a Senior Vice President of Liberty Media Corporation since August 2000. Mr. Fitzgerald served as Chief Operating Officer, Operations Administration, of AT&T Broadband, formerly known as Tele-Communications, Inc., or TCI, from August 1999 to May 2000, and Executive Vice President and Chief Operating Officer of TCI from March 1999 to August 1999. Mr. Fitzgerald served as Executive Vice President and Chief Operating Officer of TCI Communications, Inc., or TCIC, the domestic cable subsidiary of TCI, from November 1998 to March 1999, served as Executive Vice President of TCIC from December 1997 to March 1999, and served as Senior Vice President of TCIC from March 1996 to December 1997. Mr. Fitzgerald is a director of On Command Corporation.

     Robert T. Walston was appointed President and Chief Executive Officer in August 2001, after serving as President and interim Chief Executive Officer from April 2001. From June 2000 to April 2001, Mr. Walston served as our President and Chief Operating Officer. Mr. Walston has also been a director since June 2000. Mr. Walston was the founder of Four Media Company and served as its Chairman and Chief Executive Officer from 1993 to 2000, when it was acquired by Liberty Media and contributed to us.

     George C. Platisa was appointed as our Chief Financial Officer and Executive Vice President in May 2001. Mr. Platisa served as Chief Financial Officer of Broadband Sports from 2000 to May 2001, and as Chief Financial Officer of Pacificare of California from 1998 to 2000. From 1993 to 1998, Mr. Platisa served in several positions in financial management with The Walt Disney Company, including Vice President, Operations Planning, and Vice President, Controllership.

     Gavin W. Schutz was appointed Executive Vice President and Chief Technology Officer of the Company in November 2000. Mr. Schutz has been with Four Media Company since 1993, prior to which he spent 13 years as Vice President and Director of Engineering of Image Transform, Inc., a company that Four Media Company acquired in 1993. Mr. Schutz has been the principal architect of our successful deployment of digital infrastructure.

     William E. Niles was appointed our Executive Vice President, General Counsel and Secretary on January 21, 2002. Prior to this appointment, Mr. Niles served as our Executive Vice President of Business and Legal Affairs from October 1, 2001 to January 21, 2002, and as our Senior Vice President and Assistant Secretary from November 28, 2000 to October 1, 2001. Mr. Niles was General Counsel and Vice President of Business Affairs of Four Media Company from February 1998 to April 2000. From 1997 to February 1998, Mr. Niles served as General Counsel and Vice President of Business Affairs for an affiliate of Cinram-POP called Visualize, doing business as POP, which was acquired by Four Media Company in February 1998. Prior to his appointment at POP, Mr. Niles practiced law as a partner of Stein & Kahan, a law corporation.

     Richard C. Fickle was appointed as Executive Vice President, Strategic Development in November 2001. Mr. Fickle was previously employed with AT&T Broadband and its predecessor, TCI, from 1987 to 1992 and from 1994 to November 2001, where he held several positions, including Senior Vice President, overseeing Headend In The Sky (HITS) and interactive television product development.

     Lawrence Chernoff was appointed President of our Pictures Group in June 2000. From September 1998 to June 2000, Mr. Chernoff served as the President of Four Media Company’s Television Division. Mr. Chernoff is one of the founders of Encore and has served as its Chief Executive Officer since starting the company in 1985. Mr. Chernoff is an award-winning commercial editor and was named, “Entrepreneur of the Year” by Ernst & Young in 1997.

     Scott Davis has served as President of our Networks Group since September 2000. Prior to joining us, Mr. Davis served as the Senior Vice President, Consumer Product Management for Cablevisions Systems Corporation from 1998 to 2000. From 1995 to 1998, Mr. Davis served as Executive Vice President at MTV Networks.

     John H. Donlon has served as President of our Media Group since June 2000. Mr. Donlon served as President of Four Media Company’s Broadcast and Syndication Division and Mastering and Distribution Division from September 1998 to June 2000, and as its President and a director from 1993 to January 1999.

     Robert R. Bennett was elected as a director in June 2000. Mr. Bennett has served as President and Chief Executive Officer of Liberty Media Corporation since April 1997, and as a member of the Board of Directors of Liberty Media Corporation since September 1994. Mr. Bennett served as Executive Vice President of TCI from April 1997 to March 1999. Mr. Bennett also served as Executive Vice President, Secretary and Treasurer of Liberty Media Corporation from June 1995 through March 1997, and as its Chief Financial Officer from May 1996 through March 1997. Mr. Bennett also served as acting Chief Financial Officer of Liberty Digital, Inc. from June 1997 to July 1997. Mr. Bennett is a director of Liberty Satellite & Technology, Inc., USA Networks, Inc., LLC, UnitedGlobalCom, Inc. and Telewest Communications plc and serves as Chairman of the Board of Directors of Liberty Digital, Inc.

     Gary S. Howard was elected as a director in June 2000. Mr. Howard has served as Executive Vice President and Chief Operating Officer of Liberty Media Corporation since July 1998. Mr. Howard has also served as Chairman of the Board of Liberty Satellite & Technology, Inc., or LSAT, since August 2000, and as LSAT’s Chief Executive Officer from December 1996 to April 2000. Mr. Howard also served as Executive Vice President of TCI from December 1997 to March 1999; as Chief Executive Officer, Chairman of the Board and a director of TV Guide, Inc. from June 1997 to March 1999; and as President and Chief Executive Officer of TCI Ventures Group, LLC from December 1997 to March 1999. Mr. Howard is a director of Liberty Media Corporation, Liberty Digital, Inc. and Liberty Satellite & Technology, Inc., and a director and Chairman of the Board of On Command Corporation.

     David P. Malm has served as a director since 1997, except for a period between June 9, 2000 and July 18, 2000. He is currently a partner of Halpern, Denny & Company, a Boston-based private equity investment firm, which he formed in 1991.

     Sydney Pollack was elected as a Director in 1998. A renowned filmdirector, Mr. Pollack’s 17 films have received 46 Academy Award® nominations, including four for Best Picture. His film, “Out of Africa,” won seven Academy Awards®, including Best Picture and Best Director. In addition to winning the New York Film Critics’ Award for his 1982 film “Tootsie,” Mr. Pollack won two Golden Globe Awards for Best Director, the National Society of Film Critics Award, and the NATO Director of the Year Award. Mr. Pollack formed Mirage Enterprises in 1985, which produces motion picture feature films. He is a founding member of The Sundance Institute, The Chairman Emeritus of The American Cinematheque, and serves on the board of directors of the Film Preservation Board and The Motion Picture and Television Fund Foundation.

     Larry E. Romrell was elected as a director in June 2000. He has also served as a consultant to Liberty Media Corporation since March 1999. Mr. Romrell served as Executive Vice President of TCI from January 1994 to March 1999, and has served as a consultant to AT&T Broadband since March 1999. Mr. Romrell also served, from December 1997 to March 1999, as Executive Vice President and Chief Executive Officer of TCI Business Alliance and Technology Co., a former subsidiary of TCI, prior to the TCI merger that oversaw and developed TCI’s technology activities; from December 1997 to March 1999, as Senior Vice President of TCI Ventures Group, LLC; and, from September 1994 to October 1997, as President of TCI Technology Ventures, Inc., a former subsidiary of TCI prior to the TCI merger that invested in and developed companies engaged in advancing telecommunications technology. Mr. Romrell is a director of Liberty Media Corporation and General Communication, Inc.

     Bernard W. Schotters was elected as a director in December 2001. Mr. Schotters is currently a consultant and private equity investor. Since April 2000, he has been a member of Telecom Partners, a venture capital firm based in Denver, Colorado. From March 1999 through March 2000, Mr. Schotters served as a Executive Vice President of TCI, and its successor, AT&T Broadband. Mr. Schotters also served as TCI’s Executive Vice President, Finance and Treasury, and Principal Financial Officer from March 1998 to March 1999, and, prior to March 1998, as its Senior Vice President, Finance and Treasury and Principal Financial Officer. Mr. Schotters is a member of the National Association of Treasurers and the National Cable Television Association and a past member of The Nasdaq Stock Market’s Issuer Affairs Committee.

     The executive officers named above will serve in such capacities until the next annual meeting of our board of directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. There is no family relationship between any of the directors and, during the past five years, none of the above persons has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

Board Composition

     Our Restated Certificate of Incorporation provides for a classified board of directors of not less than three members, with the exact number of directors to be fixed by resolution of our board. Our Restated Certificate of Incorporation further provides for the number of directors to consist, as nearly as possible, of a number of directors equal to one-third (33 1/3%) of the ten authorized number of members of the board. The number of directors on our board, and as designated by resolution of our board, is currently nine. Each member of our board is elected by the holders of our Class A and Class B Common Stock, voting together as a single class.

     The Class I Directors, whose terms expire at the annual meeting of stockholders in 2003, are Robert T. Walston and David P. Malm. We currently have one vacancy in Class I as a result of the resignation of Salah M. Hassanein, effective February 27, 2002. The Class II Directors, whose terms expire at the annual meeting of stockholders in 2004, are Gary Howard, Sydney Pollack and Bernard W. Schotters. The Class III Directors, whose terms expire at the annual meeting of stockholders in 2005, are William R. Fitzgerald, Robert B. Bennett and Larry E. Romrell. At each annual meeting of our stockholders, the successors of a class of directors whose term expires at that meeting shall be elected to hold office for a term of three years expiring at the annual meeting of stockholders held in the third year following the year of such election. The directors of each class will hold office until their respective death, resignation or removal and until their respective successors are elected and qualified.

Committees of the Board

     Executive Committee. Our board of directors has established an Executive Committee, whose members are William R. Fitzgerald, Robert T. Walston and Robert R. Bennett. The principal responsibilities of the Executive Committee are to, if necessary, exercise all the powers and authority of the board of directors in the management of our business and affairs to the fullest extent permitted by the General Corporation Law of the State of Delaware (“DGCL”), our Restated Certificate of Incorporation and our Bylaws, as each may be amended from time to time. The Executive Committee does not have power or authority to (i) approve or adopt, or recommend to the stockholders, any action or matter expressly required by the DGCL to be submitted to stockholders for approval, or (ii) adopt, amend or repeal any of our Bylaws.

     Compensation Committee. Our board of directors has established a Compensation Committee, whose members are William Fitzgerald, Gary Howard, David Malm and Bernard Schotters. The purpose of the Compensation Committee is to review management compensation levels and provide recommendations to the board of directors regarding salaries and other compensation for our executive officers, including bonuses and incentive programs.

     Audit Committee. Our board of directors has established an Audit Committee, whose members are David Malm, Bernard W. Schotters and Gary Howard. The Audit Committee reviews the scope and approach of the annual audit, the annual financial statements and the auditors’ report thereon and the auditors’ comments relative to the adequacy of our system of internal controls and accounting systems. The Audit Committee is also responsible for recommending to the board of directors the appointment of independent public accountants for the following year.

Compensation of Directors

     Members of our board of directors who are also full-time employees or consultants of our company or Liberty Media Corporation, or any of its respective subsidiaries, or any other member of the Liberty Media Group, do not receive any additional compensation for their services as a member of our board.

     Members of our board of directors who are not full-time employees or consultants of our company or Liberty Media Corporation or any of its respective subsidiaries, collectively referred to as Independent Directors, receive a director’s fee of $16,000 per year. Members of our Audit Committee who are Independent Directors also receive $750 for (i) each telephonic or in-person meeting of the Audit Committee which is not convened simultaneously with, or immediately preceding or following the conduct of, any regularly scheduled or special meeting of the board of directors, and (ii) each monthly financial update teleconference of the board of directors which is not held simultaneously with, or immediately preceding or following the conduct of, any meeting of the Audit Committee or the board of directors. Directors are not otherwise separately compensated for service on board committees. Independent Directors are also reimbursed for expenses incurred to attend any meeting of the board or board committee.

     On November 28, 2000, the board of directors adopted our 2000 Nonemployee Director Stock Option Plan, which was approved at our annual meeting of stockholders on December 19, 2001. Pursuant to the 2000 Nonemployee Director Stock Option Plan, each Independent Director, as of November 28, 2000, was granted options to purchase 15,000 shares of our Class A Common Stock. In addition, each person who became, or becomes, an Independent Director after November 28, 2000 was, or will be, automatically granted options to purchase up to 15,000 shares of our Class A Common Stock upon such person becoming a director. The 2000 Nonemployee Director Stock Option Plan provides that the per share exercise price of each option granted under the plan will be equal to the fair market value of our Class A Common Stock on the date such option is granted. In general, fair market value is determined by reference to the last sale price for shares of our Class A Common Stock on the date of grant.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

     The following table shows certain compensation earned during fiscal year ending December 31, 2001, 2000 and 1999, by our Chief Executive Officer, our four most highly-compensated executive officers (based on their salary and all other compensation) at December 31, 2001 (the “Named Executive Officers”) and two former executive officers who would have been among the Named Executive Officers, but were no longer with our company at December 31, 2001. The columns for Restricted Stock Awards and long-term incentive plans have been omitted because there is no compensation required to be reported in such column.

Summary Compensation Table

					Long-Term
		Annual Compensation			Compensation

					Securities
Name and Principal	Fiscal				Underlying Options	All Other
Position	Year	Salary ($)		Bonus ($)	(#)	Compensation ($)

Robert T. Walston	2001	601,154		—	775,000	5,250	(1)
Chief Executive Officer	2000	288,462	(2)	—	—	3,400	(3)
	1999	—		—	—	—

Lawrence Chernoff	2001	342,005		—	275,000	1,538	(4)
President, Pictures Group	2000	145,041	(2)	—	—	1,538	(3)
	1999	—		—	—	—

Scott Davis	2001	350,000		—	175,000	—
President, Networks Group	2000	84,808	(5)	—	—	—
	1999	—		—	—	—

John H. Donlon	2001	325,000		—	175,000	5,465	(6)
President, Media Group	2000	187,500	(2)	—	—	1,237,687	(7)
	1999	—		—	—	—

Marcus O. Evans(8)	2001	350,000		—	250,000 (9)	—
Executive Vice	2000	215,385	(2)	—	—	179,202	(10)
President, Secretary and	1999	—		—	—	—
General Counsel

David P. Beddow(11)	2001	203,054	(12)	—	387,500	1,413,461	(13)
Former Chief Executive	2000	302,885		—	—	341,910	(14)
Officer	1999	—		—	—	—

Jeffrey J. Marcketta	2001	275,962	(15)	—	—	107,692	(12)
Former Chief Financial	2000	201,923	(2)	—	—	3,029	(3)
Officer and Executive	1999	—		—	—	—
Vice President

(1)	This amount represents contributions of $3,077 made by us to the Four Media Company 401(k) Plan for the four months ended April 30, 2001, and $2,173 made by us to the Liberty Media Corporation 401(k) Plan for the eight months ended December 31, 2001 after the Four Media Company 401(k) Plan merged into the Liberty Media Corporation 401(k) Plan.

(2)	These amounts represent salary for seven months ended December 31, 2000. These amounts do not include:

a.	$192,307 of salary for the five months ended May 31, 2000 earned by Mr. Walston at Four Media Company prior to its acquisition by us;

b.	$116,194 of salary for the five months ended May 31, 2000 earned by Mr. Chernoff at Four Media Company prior to its acquisition by us;

c.	$125,055 of salary for the five months ended May 31, 2000 earned by Mr. Donlon at Four Media Company prior to its acquisition by us;

d.	$40,835 of salary for the period commencing March 15, 2000 through June 1, 2000 earned by Mr. Evans paid by Four Media Company; and

e.	$134,615 of salary for the five months ended May 31, 2000 earned by Mr. Marcketta at Four Media Company prior to its acquisition by us.

(3)	Amounts represent contributions made by us to the Four Media Company 401(k) Plan on the respective executive’s behalf, for the seven months ended December 31, 2000.

(4)	This amount represents contributions made by us to the Four Media Company 401(k) Plan for the four months ended April 30, 2001.

(5)	This amount represents salary for four months ended December 31, 2000.

(6)	This amount represents contributions of $1,693 made by us to the Four Media Company 401(k) Plan on Mr. Donlon’s behalf for the four months ended April 30, 2001, and $3,773 made by us to the Liberty Media Corporation 401(k) Plan on Mr. Donlon’s behalf for the eight months ended December 31, 2001 after the Four Media Company 401(k) Plan merged into the Liberty Media Corporation 401(k) Plan.

(7)	This amount represents $3,400 in contributions made by us to the Four Media Company 401(k) Plan on Mr. Donlon’s behalf, for the seven months ended December 31, 2000, and $1,234,287 paid by Liberty Media to Mr. Donlon upon exercise of his 4MC stock options prior to the acquisition of 4MC by Liberty Media in June 2000. For more information on the acquisition, see Part I, Item 1, “Business—Overview and General Development of Business” above.

(8)	Mr. Evans resigned as our Executive Vice President, Secretary and General Counsel as of January 21, 2002.

(9)	Mr. Evans was granted a stock option for 250,000 shares of our Class A Common Stock under an Option Agreement, dated November 15, 2001, between Mr. Evans and us. Pursuant to Mr. Evans’ subsequent Severance Agreement and General Release, dated January 21, 2002, between Mr. Evans, Liberty Media and us, we accelerated the vesting of Mr. Evans’ existing stock options with respect to 62,500 shares, representing 25% of the original option grant, and the remaining 187,500 shares were terminated, on January 21, 2002. For more information on Mr. Evans’ Severance Agreement and General Release, see “Severance Agreements—Marcus O. Evans” in this Item 11 below.

(10)	Represents moving expenses paid by the company.

(11)	Mr. Beddow was our Chief Executive Officer from June 2000 to April 2001.

(12)	Represents salary for the four months ended April 30, 2001.

(13)	Represents amounts paid under a severance agreement between Mr. Beddow and us, dated August 28, 2001. For more information about Mr. Beddow’s severance agreement, see “Severance Agreements—David Beddow” in this Item 11 below.

(14)	Reflects $268,785 in relocation expenses and $73,125 for a grant to Mr. Beddow by Liberty Media Corporation of 73.125 shares of common stock of Liberty LWR, Inc.

(15)	Mr. Marcketta was our Executive Vice President and our Chief Financial Officer from June 2000 to May 2001.

Options Grants in Last Fiscal Year

	Individual Grants						Potential Realizable Value
	Number of		Percent of Total				At Assumed Annual Rates of
	Securities		Options Granted to				Stock Price Appreciation For
	Underlying Options		Employees in Fiscal	Exercise of Base			Option Term
Name	Granted (#)		Year(%) (6)	Price ($/share)	Expiration Date		5% ($)		10% ($)

Robert T. Walston	775,000	(1)	12.6	$7.00	11/15/2011		$2,973,283	(4)	$7,952,976	(4)

Lawrence Chernoff	275,000	(1)	4.5	$7.00	11/15/2011		1,055,036	(4)	2,822,024	(4)

Scott Davis	175,000	(1)	2.9	$7.00	11/15/2011		671,386	(4)	1,795,833	(4)

John H. Donlon	175,000	(1)	2.9	$7.00	11/15/2011		671,386	(4)	1,795,833	(4)

Marcus O. Evans	250,000	(2)	4.1	$7.00	11/15/2011	(2)	239,781	(4)	641,369	(4)

David Beddow	387,500	(3)	6.3	$13.47	8/28/2006		632,574	(5)	2,167,011	(5)

Jeffrey J. Marcketta	0		—	—	—		—		—

(1)	Vests 25% two years after grant date unless executive’s option agreement is otherwise modified with Board approval (the “Vesting Commencement Date”), and an additional 25% vests each year thereafter so that the options are fully vested five years from the Vesting Commencement Date. Options expire on tenth anniversary of the Vesting Commencement Date.

(2)	Mr. Evans was granted a stock option for 250,000 shares of our Class A Common Stock under an Option Agreement, dated November 15, 2001, between Mr. Evans and us. Pursuant to Mr. Evans’ subsequent Severance Agreement and General Release, dated January 21, 2002, between Mr. Evans, Liberty Media and us, we accelerated the vesting of Mr. Evans’ existing stock options with respect to 62,500 shares, representing 25% of the original option grant, and the remaining 187,500 shares were terminated, on January 21, 2002. The vested shares are exercisable through January 31, 2004, subject to the terms of the 2001 Incentive Plan. For more information on Mr. Evans’ Severance Agreement and General Release, see “Severance Agreements — Marcus O. Evans” in this Item 11 below.

(3)	Granted on August 6, 2001 pursuant to the terms of a severance agreement in which a stock option to purchase shares of our Class A Common Stock became fully vested on September 4, 2001. For more information on Mr. Beddow’s severance agreement, see ”Severance Agreements—David Beddow” in this Item 11 below.

(4)	Based on a market price of $6.65 on November 15, 2001, which was the date of grant.

(5)	Based on a market price of $11.83 on August 28, 2001, which was the date of the grant.

(6)	Based on 6,132,500 total options granted under the 2001 Incentive Plan in fiscal year 2001.

Aggregated Options Exercised in Last Fiscal Year and Fiscal Year End Option Values

     No Named Executive Officers exercised options in fiscal year 2001.

Employment Agreements

     Robert T. Walston. Mr. Walston currently has an employment agreement with Four Media Company, our subsidiary, which was executed on January 1, 1999 and expires on December 31, 2003 (the “4MC Agreement”). Under the terms of the 4MC Agreement, among other things, Mr. Walston was to be paid an annual salary of $500,000 as Four Media Company’s Chairman and Chief Executive Officer. It is expected that the 4MC Agreement will be modified and amended to reflect Mr. Walston’s current duties as our President and Chief Executive Officer, payment of an annual salary of $700,000, which became effective as of August 6, 2001, and stock options permitting him to purchase 775,000 shares of our Class A Common Stock at an exercise price of $7.00 per share, which will vest in accordance with the terms of our 2001 Incentive Plan.

     John H. Donlon. Mr. Donlon currently has an employment agreement with Four Media Company, our subsidiary, which was executed on January 1, 1999 and expires December 31, 2003. Under the terms of this agreement, Mr. Donlon is paid an annual base salary of $325,000 and is eligible for a bonus payment based on an incentive bonus plan to be established and administered by the Compensation Committee of the board of directors. Mr. Donlon also received an option to purchase 200,000 shares of Four Media Company’s common stock at an exercise price of $8.00 under the terms of Four Media Company’s 1997 Stock Plan.

Severance Agreements

     David Beddow. Mr. Beddow served as a director and our Chief Executive Officer from June 2000 until April 18, 2001, at an annual base salary of $525,000. On August 28, 2001, Mr. Beddow entered into a severance agreement and general release with us and Liberty Media relating to the terms of the termination of his position as our Chief Executive Officer, effective April 19, 2001. In lieu of any other severance pay to which he might otherwise be entitled by law or any applicable severance policy of our company, Mr. Beddow received a one-time severance payment of $1,413,461, which was an amount equal to 140 weeks’ salary at Mr. Beddow’s base salary rate of $10,096.15 per week at the time his employment terminated. In addition, on August 28, 2001, we and Mr. Beddow entered into a stock option agreement, whereby, pursuant to the terms of the severance agreement, we granted Mr. Beddow options to purchase 387,500 shares of our Class A Common Stock exercisable until the fifth anniversary date of execution of the stock option agreement, at an exercise price of $13.47 per share, which options were fully vested as of August 28, 2001. In addition, effective concurrently with the execution of the severance agreement, and as a condition precedent to our obligations and Liberty Media’s obligations under that agreement, Mr. Beddow executed and delivered to Liberty Media and Liberty LWR, Inc., a subsidiary of Liberty Media, an agreement providing for the sale by Mr. Beddow of an aggregate of 73.125 shares of the common stock, par value $.01 per share, of Liberty LWR, Inc., for a purchase price of $33,815, pursuant to the provisions of that certain stockholders’ agreement executed by Mr. Beddow at the time of receipt of these shares of common stock of Liberty LWR, Inc. For more information regarding Liberty LWR, Inc., see Item 13, “Certain Relationship and Related Transactions-Liberty LWR, Inc. and Liberty Livewire Holdings, Inc.” below.

     Jeffrey J. Marcketta. On May 18, 2001, Jeffrey J. Marcketta entered into a severance agreement and general release with us, Liberty Media and Four Media Company specifying the terms of the termination of his position as one of our Executive Vice Presidents and our Chief Financial Officer. Pursuant to the provisions of this severance agreement, effective on May 18, 2001 and continuing until December 31, 2003, Mr. Marcketta will continue to receive an amount equal to his then annual base salary of $350,000 per year as a severance payment, plus continued participation in such health and/or medical benefit plans as were in effect with respect to Mr. Marcketta on the execution date of the severance agreement. In addition, the options held by Mr. Marcketta to purchase 322,580 shares of Liberty Media’s Series A Common Stock at an exercise price of $12.40 per share became fully vested and exercisable as of the date of the severance agreement, and will remain exercisable until May 18, 2003, pursuant to the terms of the severance agreement.

     Marcus O. Evans. On January 21, 2002, Marcus O. Evans entered into a severance agreement and general release with us and Liberty Media specifying the terms of the termination of his position as our Executive Vice President, General Counsel and Secretary. Pursuant to the provisions of this severance agreement, effective January 21, 2002, Mr. Evans will continue to receive an amount equal to his then annual base salary of $350,000 per year as severance payments until January 31, 2004 and medical benefits through January 31, 2004. Mr. Evans may also receive up to a total of $175,000 for moving and relocation expenses incurred under certain circumstances. In addition, effective January 21, 2002, we accelerated the vesting of Mr. Evans’ existing stock options with respect to 62,500 shares of our Class A Common Stock, which represented 25% of the original option grant to Mr. Evans on November 15, 2001 to purchase 250,000 shares of our Class A Common Stock, and the original option grant was terminated as to the remaining 187,500 shares. The vested option shares are exercisable through January 31, 2004, at an exercise price of $7.00 per share subject to the terms of the 2001 Incentive Plan.

Compensation Committee Interlocks and Insider Participation

     The Securities and Exchange Commission requires disclosure where an executive officer of a company served or serves as a director or on the compensation committee of another entity and an executive officer of such other entity served or serves as a director or on our compensation committee. We do not have any such interlocks. Decisions as to executive compensation are made by the Compensation Committee. During fiscal year 2001, the Compensation Committee was comprised entirely of non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     The following table lists stockholders believed by us to be the beneficial owners of more than five percent of either class of our outstanding common stock as of February 15, 2002. The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after February 15, 2002 through the exercise of any stock option or other right. Inclusion in the table below of such shares, however, does not constitute an admission that the named stockholder is a director or indirect beneficial owner of such shares. Shares issuable upon exercise of options and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. So far as is known to us, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them, except as otherwise stated in the notes to the table. Shares of our Class A Common Stock are represented in the table as LWIRA and shares of our Class B Common Stock are represented in the table as LWIRB.

					Combined Voting
		Number of Shares			Power of All
Name and Address of Beneficial Owner	Title of Class	Beneficially Owned		Percent of Class(1)	Holdings(1)

Liberty Media Corporation 12300 Liberty Boulevard	LWIRA	45,600		*
Englewood, Colorado	LWIRB	34,393,330	(2)	100.00	99.9%

Robert A. Naify 172 Golden Gate Avenue	LWIRA	876,985	(3)	16.44
San Francisco, California	LWIRB	—		—	*

David P. Beddow c/o Liberty Livewire Corporation 520 Broadway, Fifth Floor Santa Monica, CA 90401	LWIRA LWIRB	387,500 —	(4)	6.77 —

Paul Dujardin	LWIRA	660,471	(5)	12.38
43 Dobson Avenue Merrick, New York 11566	LWIRB	—		—	*

Royce & Associates 1414 Avenue of the Americas	LWIRA	270,200	(6)	5.07
New York, New York 10019	LWIRB	—		—	*

All directors and executive	LWIRA	6,600		*
officers as a group	LWIRB	—		—	*
(15 persons)

*	Less than one percent.

(1)	Based on 5,333,714 shares of our Class A Common Stock and 34,393,330 shares of our Class B Common Stock issued and outstanding as of February 15, 2002.

(2)	Represents 30,919,753 shares of our Class B Common Stock held by Liberty LWR, Inc. and 2,656,442 shares of our Class B Common Stock held by Liberty Livewire Holdings, Inc., both subsidiaries of Liberty Media, and 817,135 shares of our Class B Common Stock held by Liberty Media Corporation. For more information regarding the holdings of our Class B Common Stock held by Liberty LWR, Inc. and Liberty Livewire Holdings, Inc., see Part III, Item 13, “Certain Relationships and Related Transactions,” below.

(3)	Includes 876,985 shares of our Class A Common Stock held by trusts for which Mr. Naify is both trustee and beneficiary.

(4)	Represents stock options to acquire 387,500 shares of our Class A Common Stock granted pursuant to Mr. Beddow’s severance agreement with us and Liberty Media, all of which are currently exercisable. For more information regarding Mr. Beddow's severance agreement, see Part III, Item 12, “Executive Compensation — Severance Agreements — David Beddow,” above.

(5)	Based on a Schedule 13D/A filed on March 28, 2002 with the Securities and Exchange Commission. Includes 440,981 shares of our Class A Common Stock currently pledged to us pursuant to agreements dated as of June 21, 2000, as to which Mr. Dujardin retains the sole right to vote. Does not include 88,888 shares of our Class A Common Stock pledged to us pursuant to agreements dated as of June 21, 2000 and currently subject to forfeiture.

(6)	Based on a Schedule 13G filed on February 11, 2002 with the Securities and Exchange Commission.

Security Ownership of Management

     The following table sets forth information with respect to the ownership by each of our directors and each of our Named Executive Officers, and by all of our directors and executive officers as a group, of shares of our Class A Common Stock. In addition, the table sets forth information with respect to the ownership of such individuals of shares of Liberty Media Series A Common Stock and Liberty Media Series B Common Stock, which owns a controlling interest in us. The Liberty Media charter provides that, except as otherwise required by Delaware law, the holders of Liberty Media’s Series A Common Stock and Series B Common Stock vote together as a single class.

     The following information is given as of February 15, 2002 and, in case of percentage ownership information, is based on 5,333,714 shares of our Class A Common Stock and 34,393,330 shares of our Class B Common Stock, 2,377,241,560 shares of Liberty Media Series A Common Stock and 212,045,288 shares of Liberty Media Series B Common Stock issued and outstanding on that date. Shares issuable upon exercise of options and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other persons.

     The number of shares beneficially owned by each of our directors and each of our Named Executive Officers is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after February 15, 2002 through the exercise of any stock option or other right. Inclusion in the table below of such shares, however, does not constitute an admission that the named director or Named Executive Officer is a direct or indirect beneficial owner of such shares. Voting power in the table is computed with respect to a general election of directors. So far as is known to us, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them, except as indicated in the notes to the table. Shares of our Class A Common Stock will be represented in the table as LWIRA.

Number of Shares
Name	Title of Class	Beneficially Owned	Percent of Class	Voting Power

Directors:

William R. Fitzgerald	LWIRA	—	—	—
	Liberty Media Series A	380,784 (1)	*	*
	Liberty Media Series B	—	—	—

		Number of Shares
Name	Title of Class	Beneficially Owned		Percent of Class	Voting Power

Robert T. Walston	LWIRA	—		—	—
	Liberty Media Series A	967,740	(2)	*	*
	Liberty Media Series B	—		—	—

Robert R. Bennett	LWIRA	—		—	—
	Liberty Media Series A	8,502,451	(3)	*	*
	Liberty Media Series B	400		—	—

Gary S. Howard	LWIRA	—		—	—
	Liberty Media Series A	3,968,713	(4)	*	*
	Liberty Media Series B	—		—	—

David P. Malm	LWIRA			—	—
	Liberty Media Series A	—		*	*
	Liberty Media Series B	—		—	—

Sydney Pollack	LWIRA	5,600		—	—
	Liberty Media Series A	9,625		*	*
	Liberty Media Series B	—		—	—

Larry E. Romrell	LWIRA	—		—	—
	Liberty Media Series A	352,440	(5)	*	*
	Liberty Media Series B	—		—	—

Bernard W. Schotters	LWIRA	—		—	—
	Liberty Media Series A	1,517,025	(6)	*	*
	Liberty Media Series B	3,656	(6)	—	—

Named Executive Officers:

Lawrence Chernoff	LWIRA	—		—	—
	Liberty Media Series A	34,598	(7)	*	*
	Liberty Media Series B	—		—	—

Scott Davis	LWIRA	1,000		*	*
	Liberty Media Series A	—		*	*
	Liberty Media Series B	—		—	—

John H. Donlon	LWIRA	—		—	—
	Liberty Media Series A	51,614	(8)	*	*
	Liberty Media Series B	—		—	—

Marcus O. Evans	LWIRA	62,500	(9)	—	—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—	—

David P. Beddow	LWIRA	387,500	(10)	6.77%	—
	Liberty Media Series A	519,228	(10)	*	*
	Liberty Media Series B	—		—	—

Jeffrey J. Marcketta	LWIRA	—		—	—
	Liberty Media Series A	322,580	(11)	*	*
	Liberty Media Series B	—		—	—

*	Less than one percent.

(1)	Includes stock options to acquire 346,016 shares of Liberty Media Series A Common Stock, all of which are currently exercisable. Does not include Mr. Fitzgerald’s ownership of a 7.9488% equity interest in common stock of Liberty Livewire Holdings, Inc., an entity controlled by Liberty Media, which holds certain of Liberty Media’s interests in our company. See Item 13, “Certain Relationships and Related Transactions—Liberty LWR, Inc. and Liberty Livewire Holdings, Inc.,” below.

(2)	Based on a vesting schedule of 20% per year, with the first vesting date on December 31, 1999. Does not include any acceleration of vesting as a result of Liberty Media’s acquisition of 4MC. Assumes the exercise in full of stock options to acquire 967,740 shares of Liberty Media Class A Common Stock, all of which are currently exercisable.

(3)	Includes 20,099 of Liberty Media Series A Common Stock held by the Liberty 401(k) Savings Plan. Mr. Bennett’s beneficial ownership of these shares is limited to his ability to direct the voting thereof pursuant to the terms of this Savings Plan. Also includes (i) 902,767 restricted shares, none of which are vested; and (ii) options for 4,879,052 shares which may be exercised within 60 days of February 15, 2002.

(4)	Includes 38,337 shares held of Liberty Media Series A Common Stock held by the Liberty 401(k) Savings Plan. Mr. Howard’s beneficial ownership of these shares is limited to his ability to direct the voting thereof pursuant to the terms of this Savings Plan. Also includes (i) 582,177 restricted shares, none of which are vested; and (ii) options for 2,560,431 shares which may be exercised within 60 days of February 15, 2002.

(5)	Does not include Mr. Romrell’s ownership of a 7.9488% equity interest in common stock of Liberty Livewire Holdings, Inc. See Item 13, “Certain Relationships and Related Transactions—Liberty LWR, Inc. and Liberty Livewire Holdings, Inc.,” below.

(6)	Includes 4,788 shares of Liberty Media Series A Common Stock held in a custodial account for the benefit of family members. Mr. Schotters is the custodian of this account and disclaims beneficial ownership of the shares therein. Includes 328 shares of Liberty Media Series B Common Stock held by Communications Capital Partners, LLC, an entity controlled by Bernard and Nancy Schotters. Includes stock options to acquire 1,096,456 shares of Liberty Media Series A Common Stock, all of which are currently exercisable.

(7)	Assumes the exercise in full of stock options to acquire 34,598 shares of Liberty Media Series A Common Stock, all of which is currently exercisable.

(8)	Assumes the exercise in full of stock options to acquire 51,614 shares of Liberty Media Series A Common Stock, all of which is currently exercisable.

(9)	Assumes the exercise in full of stock options to acquire 62,500 shares of our Class A Common Stock, all of which is currently exercisable, pursuant to Mr. Evans’ severance agreement with Liberty Media and us. For a description of Mr. Evans’ severance agreement, see Part III, Item 12, “Executive Compensation—Severance Agreements—Marcus O. Evans” above.

(10)	Includes stock options to acquire 387,500 shares of our Class A Common Stock granted pursuant to Mr. Beddow’s severance agreement with us, all of which are currently exercisable. For more information regarding Mr. Beddow’s severance agreement, see Part III, Item 12, “Executive Compensation—Severance Agreements—David Beddow,” above. Includes stock options to acquire 496,200 shares of Liberty Media Series A Common Stock, all of which are currently exercisable.

(11)	Assumes the exercise in full of stock options to acquire 322,580 shares of Liberty Media’s Series A Common Stock granted pursuant to Mr. Marcketta’s severance agreement with us, all of which are currently exercisable. For a description of Mr. Marcketta’s severance agreement, see Part III, Item 12, “Executive Compensation—Severance Agreements—Jeffrey J. Marcketta” above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Executive Officer Loan

     On April 8, 1999, Mr. Walston, our current President and Chief Executive Officer, was granted a loan, from Four Media Company, which is now our subsidiary, in the principal amount of $2.0 million in conjunction with the execution of his employment agreement with Four Media Company dated January 1, 1999. The loan is unsecured and bears interest at an annual rate of 4.59%, compounded semiannually. Mr. Walston is required to repay the outstanding balance of the loan, if any, and any accrued interest thereon, no later than May 8, 2004. Notwithstanding the foregoing terms of the loan, Mr. Walston’s employment agreement provides that the outstanding balance of the loan, if any, and any accrued interest thereon will be automatically forgiven, upon the occurrence of any of the following events: (1) upon a change of control of Four Media Company during the five-year term of the loan; or (2) Mr. Walston is terminated without cause, or terminates his employment for good reason; or (3) we (as successor to Four Media Company) achieve $327.0 million or more in consolidated gross operating revenues (as defined in the note governing the loan) during the 365 day period beginning April 8, 2003 (the “Measurement Period”); or (4) we (as successor to Four Media Company) achieve $87.0 million or more in consolidated “earnings before interest, taxes, depreciation and amortization” during the Measurement Period; or (5) the board of directors, in its sole and absolute discretion, determines that the payments under the loan should be forgiven following the expiration of the Measurement Period. In April 2000, Mr. Walston agreed to waive the forgiveness of the loan that would otherwise have resulted from the acquisition of Four Media Company by Liberty Media. As of March 25, 2002, the outstanding balance on the loan to Mr. Walston, including accrued interest, was $2,284,861.

     On January 25, 2002, our Compensation Committee approved, subject to stockholder approval, an amendment and restatement of the loan agreement (i) to modify the performance benchmarks, which, if satisfied, would result in a cancellation of the loan, (ii) to provide for our payment of all tax liability incurred by Mr. Walston associated with any forgiveness of the loan, and (iii) to extend the term of the loan from May 8, 2004 to February 15, 2005. As the amended and restated loan agreement is subject to stockholder approval, further details and a copy of the agreement will be filed in our proxy statement in connection with our 2002 Annual Meeting of Stockholders to be held later this year.

Tax Sharing Agreement between Liberty Media and Liberty Livewire Corporation

     In November 2000, we and Liberty Media became parties to a tax sharing agreement, whereby we are obligated to make a cash payment to Liberty Media in each year that we (taken together with all of our domestic subsidiaries) have positive taxable income measured on a separate basis. The amount of the payment would be equal to the amount of that positive taxable income multiplied by the highest corporate tax rate. In the event that (1) we and our subsidiaries, when treated as a separate group, have a net operating loss or are entitled to a net tax credit for a particular year, and (2) Liberty Media is able to use such loss or credit to reduce its tax liability for any year, we would become entitled to a credit against future payments to Liberty Media under the agreement. If we become disaffiliated from Liberty Media and the group of companies that file tax returns jointly with Liberty Media (i.e., if the value or voting power of Liberty Media’s stock ownership of us were to drop below 80%) prior to the time that we are able to use such credit, we would be entitled to a payment from Liberty Media at the earlier of the time that (1) we show we could have used the net operating loss carryforward or net tax credit to reduce our own separately computed tax liability or (2) the value or voting power of Liberty Media’s stock ownership of us drops below 20%. In addition, under the tax sharing agreement, we have the right to participate in the defense of claims of the Internal Revenue Service that might affect its liability under the agreement, and to participate in tax refunds paid to Liberty Media where such refunds are due in part to our operations.

Convertible Subordinated Credit Facility with Liberty Media

     On June 10, 2000, we entered into a credit agreement with Liberty Media whereby Liberty Media agreed to lend us up to $125.0 million, hereinafter referred to as the Original Liberty Subordinated Credit Agreement, to finance the acquisition of certain businesses and assets. On December 22, 2000, we entered into the First Amended and Restated Credit Agreement with Liberty Media, hereinafter referred to as the Liberty Subordinated Credit Agreement, which increased the maximum amount available under the Original Liberty Subordinated Credit Agreement from $125.0 million to $206.2 million.

     Liberty Media has the right to convert loans made under the Liberty Subordinated Credit Agreement, in whole or in part, including any accrued but unpaid interest, into shares of our Class B Common Stock at a conversion price of $10.00 per share, subject to any adjustments as specified under the Liberty Subordinated Credit Agreement. Interest on such loans accrues at rate of 10% per annum, payable in cash, shares of our Class B Common Stock, or a combination thereof. As of February 11, 2002, we have borrowed approximately $206.2 million from, and have issued 2,780,614 shares of our Class B Common Stock as interest payments on such borrowings to, Liberty Media pursuant to the terms of the Liberty Subordinated Credit Agreement.

Liberty LWR, Inc. and Liberty Livewire Holdings, Inc.

     Liberty LWR, Inc. On November 2, 2000, Liberty LWR, Inc. was formed as a wholly owned subsidiary of Liberty Media. Upon Liberty LWR, Inc.’s formation, and pursuant to a contribution agreement between Liberty Media and Liberty LWR, Inc. dated as of November 2, 2000, Liberty Media contributed to Liberty LWR, Inc.: (1) 31,635,682 shares of our Class B Common Stock, (2) all of Liberty Media’s rights and obligations under the Original Liberty Subordinated Credit Agreement (which rights and obligations subsequently were transferred back to Liberty Media in exchange for the grant of a $125.0 million participation interest in the Liberty Subordinated Credit Agreement pursuant to a participation agreement dated as of December 22, 2000); and (3) an agreement to fund certain subordinated convertible loans to be made under the Original Liberty Subordinated Credit Agreement. In exchange for its contributions to Liberty LWR, Inc., Liberty Media received 81,502 shares of the preferred stock of Liberty LWR, Inc., par value $.01 per share, and 10,000 shares of the common stock of Liberty LWR, Inc., par value $.01 per share, at the time of such contribution.

     Liberty Media then transferred 4.0725% of its common stock interest in Liberty LWR, Inc., having a value of $407,250, to William R. Fitzgerald, a director and our Chairman of the board of directors, Larry E. Romrell, a director, David P. Beddow, then a director and our Chief Executive Officer, and another individual (who is neither a director nor an executive officer of our company). The stock grants and deferred bonuses (as described below) to Messrs. Fitzgerald, Beddow and Romrell described herein were not made as compensation to such individuals for their services rendered as members of our board of directors, but for their respective services to Liberty Media and its various affiliates prior to 2001. The percentage interests granted to Messrs. Fitzgerald, Romrell and Beddow, and the value of such interests, are as follows:

	Percentage Common
	Stock Interest in	Value of Interest in
	Liberty LWR, Inc.	Liberty LWR, Inc.

William R. Fitzgerald	1.25250%	$125,250
Larry E. Romrell	1.46250%	$146,250
David P. Beddow	0.73125%	$73,125

     In addition, Liberty LWR, Inc. awarded Mr. Romrell and Mr. Beddow deferred bonuses in the initial amounts of $3,373,836 and $1,686,921, respectively, which amounts were to decrease by an amount equal to any increase during the relevant period in the value of 21 shares of Liberty LWR, Inc.’s common stock in the case of Mr. Romrell and 10.5 shares of Liberty LWR, Inc.’s common stock in the case of Mr. Beddow. The relevant period was the period beginning on the date of grant, which was November 2, 2000, and ending on the earlier of (i) the date on which the recipient ceased to be employed by Liberty Media or any of its affiliates (such date hereinafter referred to as the “Termination Date”), and (ii) November 2, 2005. Each adjusted bonus was payable in cash, shares of Liberty Media’s common stock, shares of our Class B Common Stock or any combination of the foregoing (at the election of Liberty LWR, Inc.) within 100 days following the earlier to occur of the Termination Date or the date on which the recipient ceased to be a “covered employee” within the meaning of Section 162(m)(3) of the Internal Revenue Code with respect to Liberty Media or any affiliate of Liberty Media.

     Liberty Media, Liberty LWR, Inc. and all of the above individuals also entered into a stockholders’ agreement pursuant to which the individuals could require Liberty Media to exchange, after five years, all or part of their common stock interest in Liberty LWR, Inc. for Liberty Media common stock at its then fair market value. In addition, Liberty Media had the right to exchange, for shares of Liberty Media common stock, the Liberty LWR, Inc. common stock interests held by such individuals at fair market value at any time. Liberty LWR, Inc. also had the right, upon termination of an individual’s employment with Liberty Media and its affiliates on or before November 2, 2005, to purchase all or a portion (depending on the date of termination of employment) of the individual’s common stock interest in Liberty LWR, Inc.

     By agreement dated August 28, 2001 between Mr. Beddow and Liberty LWR, Inc., in connection with the termination of Mr. Beddow’s positions as a director and our Chief Executive Officer, Mr. Beddow sold to Liberty LWR, Inc. his common stock interest in Liberty LWR, Inc., which amounted to 73.125 shares of the common stock of Liberty LWR, Inc., for a price of $33,815, and waived the right to receive his deferred bonus. For more information regarding the sale of Mr. Beddow’s shares of common stock of Liberty LWR, Inc., see “Severance Agreements — David Beddow” under Part III, Item 11 above.

     On October 25, 2001, Liberty LWR, Inc. entered into agreements with each of the other individuals who held common stock interests in Liberty LWR, Inc. to purchase such common stock interests for fair market value, which was approximately $0.10 per share on that date. As part of his agreement to sell his common stock interest in Liberty LWR, Inc., Mr. Romrell waived the right to receive his deferred bonus.

     Liberty Livewire Holdings, Inc. In July 2001, Liberty LWR, Inc. formed Liberty Livewire Holdings, Inc, also referred to as Holdings, to which Liberty LWR, Inc. contributed 2,400,000 shares of our Class B Common Stock and assigned $41.0 million of Liberty LWR, Inc.’s $125.0 million participation interest in the Liberty Subordinated Credit Agreement pursuant to the terms of a contribution agreement dated July 26, 2001. For more information on the Liberty Subordinated Credit Agreement, see “Convertible Subordinated Credit Facility with Liberty Media” above in this Item 13 and Note 6 of the Notes to Consolidated Financial Statements below. In exchange for its contributions to Holdings, Liberty LWR, Inc. received 6,833.33 shares of preferred stock of Holdings, par value $.01 per share, and 10,000 shares of common stock of Holdings, par value $.01 per share. Liberty LWR, Inc. then sold 19.872% of its common stock interest in Holdings to William R. Fitzgerald, Larry E. Romrell and another individual (who is neither one of our directors nor one of our executive officers) for fair market value. The percentage interest sold to, and the purchase price paid by, Messrs. Fitzgerald and Romrell are as follows:

	Percentage Common
	Stock Interest in
	Holdings	Purchase Price

William R. Fitzgerald	7.9488%	$397.44
Larry E. Romrell	7.9488%	$397.44

     Liberty Media, Liberty LWR, Inc., Holdings and the three individuals also entered into a stockholders’ agreement having terms that are similar to those described above for the Liberty LWR, Inc. stockholders’ agreement. Pursuant to the Holdings stockholders’ agreement, the individuals can require Liberty Media to exchange, after four years, all or part of their common stock interest in Holdings for Liberty Media common stock at its then fair market value. In addition, Liberty Media has the right to exchange, for shares of Liberty Media common stock, the Holdings common stock interests held by such individuals at fair market value at any time. Holdings has the right, upon termination of an individual’s employment with Liberty Media and its affiliates on or prior to July 26, 2005, to purchase all or a portion (depending upon the date of termination of employment) of the individual’s common stock interest in Holdings.

Services Received From Liberty Media

     We purchase corporate, general, property and hazard insurance with Liberty Media and its other subsidiaries under combined policies and reimburse Liberty Media for a pro rata allocation of the associated costs. The expenses allocated from Liberty Media to us for such services, in the aggregate, totaled $ 4.2 million during 2001. We also paid a quarterly fee to Liberty Media for management of administrative services totaling $450,000 in fiscal year 2001.

Services Received From SMH Entertainment, Inc.

     In connection with Liberty Media’s acquisition of a controlling interest in our company, we, Mr. Hassanein (then a member of our board of directors who later resigned as of February 27, 2002), SMH Entertainment, Inc., a corporation under Mr. Hassanein’s control, and Liberty Media are parties to a three-year consulting agreement, dated December 10, 1999, and commencing as of June 9, 2000, as amended by certain stock option agreements, the terms of which are as follows: (1) SMH Entertainment receives $150,000 annually as compensation for Mr. Hassanein’s consulting services to us during the terms of the agreement; and (2) Mr. Hassanein received a stock option to purchase 50,000 shares of our Class A Common Stock at an exercise price of $7.00 per share, all of which are fully vested and exercisable, and an additional stock option to purchase 100,000 shares of our Class A Common Stock at an exercise price of $10.27 per share, 50,000 of which were fully vested and exercisable as of June 10, 2001 and 50,000 of which will become fully vested and exercisable on June 10, 2002. The above-mentioned options were granted to Mr. Hassanein on August 6, 2001, pursuant to stock option agreements dated as of June 1, 2001, and they all expire on June 9, 2010 if not exercised prior to that date.

Registration Rights Agreement with Salah M. Hassanein

     We entered into a Registration Rights Agreement, dated as of June 1, 2001 with Mr. Hassanein in which we agreed to file a registration statement covering outstanding shares of our Class A Common Stock and shares of our Class A Common Stock underlying stock options that are currently held by Mr. Hassanein.

Contribution of Liberty Livewire, LLC by Liberty Media to the Company; Agreement with HyperTV Networks, Inc.

     We are parties to a contribution agreement with Liberty Media, dated December 22, 2000, whereby Liberty Media contributed to us all of its interests in Liberty Livewire, LLC, which constituted 100% of the outstanding limited liability company interest of Liberty Livewire, LLC. As a result of that contribution, we assumed all of Liberty Livewire, LLC’s rights under the Cooperative Venture Agreement, dated April 13, 2000, by and among HyperTV Networks, Inc, Liberty Livewire, LLC and HyperTV with Livewire, LLC, in which Liberty Livewire, LLC and HyperTV Networks, Inc. agreed to jointly market HyperTV.

     HyperTV Networks, Inc. is a subsidiary of ACTV, Inc. ACTV is a digital media company that provides technical and creative services, tools and proprietary applications for digital television and enhanced media. HyperTV is a suite of patented processes that enhance a television program, advertisement or other video programming of any kind, and from any source, with related and synchronized content delivered through the Internet. Under the agreement, and by virtue of the assumption of the rights under that agreement, we received the non-exclusive right to use certain patented technologies of ACTV in providing turnkey convergence services, including application hosting, web authoring services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks.

     In consideration for Liberty Media’s contribution to us of its ownership interest in Liberty Livewire, LLC, we assumed Liberty Media’s obligation under a stock purchase warrant issued by Liberty Livewire, LLC to ACTV pursuant to the terms of the Cooperative Venture Agreement. This warrant gives ACTV the right to acquire 2,500,000 shares of our Class A Common Stock, at an exercise price of $30.00 per share, from Liberty Livewire, LLC. The warrant, which expires in June 2015 and includes certain registration rights, vests ratably over five years, beginning April 13, 2001.

Ascent Network Services

     On January 5, 2001, we entered into an Ownership Interest Purchase Agreement with ANS Acquisition Sub, Inc., our wholly-owned subsidiary, and Ascent Entertainment Group, Inc., or AEG, an affiliate of Liberty Media. Pursuant to the terms of the Ownership Interest Purchase Agreement, all of the assets used in connection with the business of Ascent Network Services, a division of AEG, were transferred to LNS, a newly-formed and wholly-owned subsidiary of AEG. AEG then transferred a one percent ownership interest in LNS to us in exchange for $300,000 in cash. In connection with the Ownership Interest Purchase Agreement between us and AEG, AEG and LNS executed a Contribution and Assumption Agreement pursuant to which LNS assumed all liabilities, obligations and commitments of AEG relating to the business of Ascent Network Services, whether before or after January 5, 2001.

     We also became parties to the LNS Operating Agreement with AEG. Under the LNS Operating Agreement: (1) we became the manager of LNS as of January 5, 2001; (2) we received $800,000 per month from available cash of LNS as a guaranteed payment to compensate us for our managerial services; (3) AEG obtained the right to receive a preferred return in the amount of 10% per annum, compounded quarterly, on the balance of its capital account as of January 5, 2001, which capital account amounted to approximately $29.7 million, calculated for the period beginning on January 5, 2001 and ending on the date on which the members of LNS receive final liquidating distributions; and (4) we entered into certain put-call arrangements with AEG. On September 6, 2001, we exercised our call option and acquired the remaining 99% interest in LNS for a purchase price of $31.3 million (net of approximately $425,000 of cash acquired), which was equal to AEG’s capital account including the preferred return on the closing date of such purchase.

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Class A Common Stock and our other equity securities by the tenth of the month following a change. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to its most recent fiscal year, or written representations that no Forms 5 were required, the Company believes that, during the year ended December 31, 2001, its officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements, except that Bernard W. Schotters, George C. Platisa, Lawrence Chernoff, Scott Davis and John H. Donlon were each late in filing one Section 16(a) form. All such Section 16 reporting requirements have been satisfied as of the date of this report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statement Schedules and Exhibits

(1)	Financial Statements and Schedules are as listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this Annual Report on Form 10-K.

(2)	See Exhibit Index on page 61 of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

None.

(c)	Exhibits

Exhibits are as listed in the Exhibit Index on page 61 of this Annual Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY LIVEWIRE CORPORATION

/s/ Robert T. Walston Robert T. Walston President and Chief Executive Officer March 29, 2002

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert T. Walston and George C. Platisa, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2002	/s/ William R. Fitzgerald William R. Fitzgerald Chairman of the Board and Director	March 31, 2002	/s/ Robert T. Walston Robert T. Walston President, Chief Executive Officer and Director

March 31, 2002	/s/ George C. Platisa George C. Platisa Chief Financial Officer and Executive Vice President	March 31, 2002	/s/ Robert R. Bennett Robert R. Bennett Director

March 31, 2002	/s/ Gary S. Howard Gary S. Howard Director	March 31, 2002	/s/ David P. Malm David P. Malm Director

March , 2002	Sydney Pollack Director	March 31, 2002	/s/ Larry E. Romrell Larry E. Romrell Director

March 31, 2002	/s/ Bernard W. Schotters Bernard W. Schotters Director

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference from Company’s Current Report on Form 8-K dated June 12, 2000, filed with the Commission on June 13, 2000).

3.2	Bylaws of the Company (Incorporated by reference from the Company’s Current Report on Form 8-K dated June 12, 2000, filed with the Commission on June 13, 2000).

4.1	Specimen copy of Class A Common Stock certificate is incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.1	Amendment No. 1, dated as of March 6, 2000, to the Agreement and Plan of Merger dated as of December 10, 1999, by and among AT&T Corp., B-Group Merger Corp., Liberty Media Corporation and the Company (then known as The Todd-AO Corporation) (Incorporated by reference to AT&T Corp.’s Registration Statement on Form S-4 filed May 5, 2000, Registration No. 333-36458).

10.2	Agreement dated as of February 11, 2000, between Liberty Media Corporation and the Company (then known as The Todd-AO Corporation) (Incorporated by reference to AT&T Corp.’s Registration Statement on Form S-4 filed May 5, 2000, Registration No. 333-36458).

10.3	Contribution Agreement dated as of June 9, 2000, between Liberty Media Corporation and the Company (regarding capital stock of Four Media Corporation) (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 3, 2000).

10.4	Amendment No. 1, dated July 19, 2000, between Liberty Media Corporation and the Company to the Contribution Agreement dated as of February 11, 2000 (regarding certain assets of SounDelux Entertainment Group of Delaware, Inc.) (Incorporated by reference to Liberty Media Corporation’s Schedule 13D/A filed July 26, 2000, Commission File No. 005-10246).

10.5	Asset Purchase Agreement dated as of July 19, 2000, by and among, the Company, Liberty SEG Acquisition Sub, LLC, SounDelux Entertainment Group of Delaware, Inc., each of the other Sellers named therein, and each of the shareholders of SounDelux Entertainment Group of Delaware, Inc. named therein (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.6	Registration Rights Agreement dated as of July 25, 2000, between the Company and Paul J. Dujardin (Incorporated by reference to Mr. Dujardin’s Schedule 13D filed August 4, 2000, Commission File no. 005-10246).

10.7	Agreement and Plan of Merger dated as of July 25, 2000, by and among AT&T Corp., E-Group Merger Corp., Liberty Media Corporation and Video Services Corporation (Incorporated by reference to AT&T Corp.’s Registration Statement on Form S-4, Amendment No. 1, filed November 17, 2000, Registration No. 333-48606, Exhibit 2.01).

10.8	Contribution Agreement dated as of December 22, 2000, between Liberty Media Corporation and the Company (re: capital stock of VSC) (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 8, 2001, Exhibit 2).

10.9	Contribution Agreement dated as of December 22, 2000, between Liberty Media Corporation and the Company (regarding Liberty Livewire LLC) (filed herewith).

10.10	First Amended and Restated Credit Agreement dated as of December 22, 2000, between Liberty Media Corporation and the Company (re: subordinated convertible loans) (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 8, 2001, Exhibit 3).

EXHIBIT
NUMBER	DESCRIPTION

10.11	Purchase Agreement dated as of October 23, 2000, by and among Viacom, Inc., Westinghouse Electric G.m.b.H., Westinghouse CBS Holding Company, Inc., CBS Broadcasting, Inc., the Company and GWNS Acquisition Sub, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 16, 2001, Exhibit 1).

10.12	Amendment to Purchase Agreement dated as of October 23, 2000, by and among Viacom, Inc., Westinghouse Electric G.m.b.H., Westinghouse CBS Holding Company, Inc., CBS Broadcasting, Inc., the Company and GWNS Acquisition Sub, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 16, 2001, Exhibit 2).

10.13	Credit Agreement, dated as of December 22, 2000, among Liberty Livewire Corporation, the several banks and other financial institutions from time to time parties to the Agreement, Bank of America, N.A., as issuer of certain letters of credit and as swingline lender, Banc of America Securities LLC, as lead arranger and book manager, Bank of America, N.A., as administrative agent for the lenders, Salomon Smith Barney Inc., as syndication agent for the lenders and the Bank of New York Company, Inc. as documentation agent for the lenders (the “Senior Credit Agreement”). (Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2000).

10.14	Subordination Agreement, dated as of December 22, 2000, between the Company and Liberty Media Corporation (filed herewith).

10.15	Share Purchase Agreement for the issued and outstanding ordinary shares of Visiontext, Limited by and between the shareholders of Visiontext, Limited and Four Media Company (UK) Limited, a wholly owned subsidiary of the Company (Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2000).

10.16	Amendment No. 1 to the Senior Credit Agreement, dated as of November 1, 2001 among Liberty Livewire Corporation, the several banks and other financial institutions from time to time parties to the Agreement, Bank of America, N.A., as issuer of certain letters of credit and as swingline lender, Banc of America Securities LLC, as lead arranger and book manager, Bank of America, N.A., as administrative agent for the lenders, Salomon Smith Barney Inc., as syndication agent for the lenders and the Bank of New York Company, Inc. as documentation agent for the lenders (filed herewith).

10.17	Subordination Agreement dated as of June , 2001, between the Company and Liberty Media Corporation (filed herewith).

10.18	Liberty Livewire Corporation 2001 Incentive Plan (Incorporated by reference to the Company’s Proxy Statement filed on November 20, 2001, Annex B).

10.19	2000 Nonemployee Director Stock Option Plan of Liberty Livewire Corporation (Incorporated by reference to the Company’s Proxy Statement filed on November 20, 2001, Annex C).

10.20	Employment Agreement, dated January 1, 1999, by and between Robert T. Walston and Four Media Company (filed herewith).

10.21	Employment Agreement, dated January 1, 1999, by and between John H. Donlon and Four Media Company (filed herewith).

10.22	Registration Rights Agreement, dated as of June 1, 2001, between the Company and Salah M. Hassanein (filed herewith).

10.23	Stock Option Agreement, dated as of June 1, 2001, between the Company and Salah M. Hassanein (option for 50,000 shares) (filed herewith).

10.24	Stock Option Agreement, dated as of June 1, 2001, between the Company and Salah M. Hassanein (option for 100,000 shares) (filed herewith).

EXHIBIT
NUMBER	DESCRIPTION

11.1	Computation of Per Share Earnings. See Notes 2 and 10 in the Notes to Consolidated Financial Statements.

12.1	Computation of Earnings to Fixed Charges. Not applicable.

18.1	Changes in Accounting Principles. See Note 1 of Notes to Consolidated Financial Statements.

21.1	Subsidiaries of Liberty Livewire Corporation, a Delaware corporation (dba Todd-AO Atlanta; Todd-AO Video group; Todd-AO Studios; Visiontext; Blink Digital; Stream)

a. Todd-AO Studios, a California corporation

i. Todd-AO Studios West, a California corporation

ii. Todd-AO Studios East, Inc., a New York corporation

1. Sound One Corporation, a New York corporation

b. Todd-AO Video Services, a California corporation

c. Todd-AO Hollywood Digital, a California corporation

d. Todd-AO DVD, Inc., a California corporation

e. Todd-AO Amusement Productions Services, LLC, a California limited liability company (dba Todd-AO Interactive)

f. Todd-AO Digital Images, a California corporation

g. Hollywood Supply Company, a California corporation

h. Angarola, Inc., a California corporation

i. Todd-AO Preservation Services, a California corporation

j. Todd-AO Productions, Inc., a California corporation

k. Todd-AO Espana, a California corporation

i. 103 Todd-AO Estudio S.L., a company organized under the laws of Spain

l. Todd-AO Germany GmbH, a German limited liability company

m. Four Media Company, a Delaware corporation (dba Digital Image; Image Laboratory; Method; Todd Studios Burbank; Todd Burbank)

i. 4MC-Burbank, Inc., a Delaware corporation (dba Level 3 Post; Digital Transform

1. Meridian Sound LLC, a Delaware limited liability company

2. Catalina Transmission Corp., a Delaware corporation

ii. Four Media Company Asia PTE Ltd., a private company limited by shares organized under the laws of Singapore

iii. Digital Magic Company, a Delaware corporation

iv. Anderson Video Company, a Delaware corporation

v. VSDD Acquisition Corp., a Delaware corporation

1. Symphonic Video LLC, a Delaware limited liability company (dba Digital Symphony)

2. Digital Doctors LLC, a Delaware limited liability company

vi. 4MC Company 3, Inc., a Delaware corporation

vii. Visualize, a California corporation (dba POP; POP Sound; POP Film)

1. 10 Moons at POP, Inc. a California corporation

2. Santa Monica Financial, Inc., a California corporation

3. Cinram-POP DVD Center LLC, a California limited liability company

4. POP Animation, a California corporation

viii. MSCL, Inc., a California corporation (dba Encore Video; Riot; E-Finish)

ix. Filmcore Editorial San Francisco LLC, a California limited liability company

x. Filmcore Editorial Los Angeles LLC, a California limited liability company

xi. Company 11 Productions, a California corporation

xii. Digital Sound & Picture, Inc., a Delaware corporation

xiii. 4MC Radiant, Inc., a Delaware corporation (dba Radiant Software)

xiv. 525 Holdings, Inc., a California corporation

1. 525 Studios LLC, a California limited liability company

xv. Four Media Company Canada Ltd., a company organized under the laws of British Columbia

xvi. Liberty Livewire Limited, a company organized under the laws of England and Wales

1. 4MC Limited, a company organized under the laws of England and Wales

a. TVP Videodubbing Limited, a company organized under the laws of England and Wales

b. Post Box Golden Square Limited, a company organized under the laws of England and Wales

c. Television Presentations Limited, a company organized under the laws of England and Wales

d. TVP Broadcast Limited, a company organized under the laws of England and Wales

e. The Edit Box Limited, a company organized under the laws of England and Wales

f. TVP Group Limited, a company organized under the laws of England and Wales

g. TVP Doublevision Limited, a company organized under the laws of England and Wales

h. TVI Limited, a company organized under the laws of England and Wales

i. Video Time Limited, a company organized under the laws of England and Wales

ii. Video Time 1999 Limited, a company organized under the laws of England and Wales

2. Rushes PostProduction Limited, a company organized under the laws of England and Wales

3. West One Television Limited, a company organized under the laws of England and Wales

4. Virgin Television de Mexico S.A. de C.V., a company organized under the laws of Mexico

5. Servicios Administrativos de Post Produccion S.A. de C.V., a company organized under the laws of Mexico

6. Todd-AO Europe Holding Company Limited, a company organized under the laws of England and Wales

a. Todd-AO Filmatic Limited, a company organized under the laws of England and Wales

b. Todd-AO UK Limited, a company organized under the laws of England and Wales

c. Tele-Cine Cell Group Limited, a company organized under the laws of England and Wales

i. Tele-Cine Limited, a company organized under the laws of England and Wales

ii. XTV Limited, a company organized under the laws of England and Wales

iii. Silver Digital Limited, a company organized under the laws of England and Wales

iv. XTV Cell, Limited, a company organized under the laws of England and Wales

v. File Exchange Limited, a company organized under the laws of England and Wales

7. SVC Television Limited, a company organized under the laws of England and Wales

a. Pilot Programme Investments Limited, a company organized under the laws of England and Wales

b. Bainbridge & Partners Limited, a company organized under the laws of England and Wales

c. SVC Communications Limited, a company organized under the laws of England and Wales

d. Stevens Kellehar Limited, a company organized under the laws of England and Wales

e. Sanderson Vere Crane (Video Tape Editors) Limited, a company organized under the laws of England and Wales

f. Sanderson Vere Crane (Film Editors) Limited, a company organized under the laws of England and Wales

8. Soho Group Limited, a company organized under the laws of England and Wales

a. Soho 601 Digital Productions Limited, a company organized under the laws of England and Wales

i. Computamatch Limited, a company organized under the laws of England and Wales

b. Studio Film and Video Holdings Limited, a company organized under the laws of England and Wales

i. Soho Images Limited, a company organized under the laws of England and Wales

ii. Soho 602 Digital Productions Limited, a company organized under the laws of England and Wales

c. Genie Films Limited, a company organized under the laws of England and Wales

d. Future Reality Limited, a company organized under the laws of England and Wales

9. Visiontext Limited, a company organized under the laws of England and Wales

n. Liberty SEG Acquisition Sub, LLC, a Delaware limited liability company (dba Soundelux DMG- Design Music Group; Soundelux Hollywood; Modern Music; Soundelux Microphones; The Hollywood Edge; Signet Soundelux Studios; Vine Street Studios; Soundelux Audio Publishing; Cyber-Buzz)

i. Modern Music Magic, LLC, a Delaware limited liability company

ii. Vine Street Magic, LLC, a Delaware limited liability company

iii. Soundelux Hollywood II, LLC, a Delaware limited liability company

iv. Soundelux Hollywood III, LLC, a Delaware limited liability company

o. Triumph Communications Inc., a New York corporation

p. The Triumph Switch Company LLC, a New York limited liability company

q. Triumph Communications & Leasing Services Inc., a New York corporation

r. Triumph Communications & Fiber Services LLC, a New York limited liability company

s. American Simulcast Corp., a New York corporation

t. ANS Acquisition Sub, Inc., a California corporation

i. Livewire Network Services LLC, a Delaware limited liability company (dba Liberty Livewire Network Services LLC)

u. Company 3 New York, Inc., a Delaware corporation

v. GWNS Acquisition Sub, Inc., a Delaware corporation

w. Video Services Corporation, a Delaware corporation

i. Audio Plus Video International, Inc., a New Jersey corporation

1. International Post Leasing Limited, a Delaware corporation (dba Audio Plus Video/West)

ii.Cabana Corp., a Delaware corporation

iii. IPL 235 CORP., a New Jersey corporation

iv. Manhattan Transfer/Edit, Inc., a Delaware corporation (dba Riot Manhattan)

v. The Post Edge, Inc., a Florida corporation (dba Manhattan Transfer-Miami)

vi. VSC Corporation, a Delaware corporation

1. A.F. Associates, Inc., a New Jersey corporation

a. AFA Products Group, Inc., a New Jersey corporation

b. Atlantic Satellite Communications, Inc., a New Jersey corporation

c. Video Rentals, Inc., a New Jersey corporation

d. Waterfront Communications Corporation, a New York corporation

vii. VSC LIMA CORP., a Delaware corporation

viii. VSC MAL CORP., a Delaware corporation

ix. VSC Express Courier LLC, a New Jersey limited liability company

x. International Post Finance Limited, a Delaware corporation

x. WEAPH Ltd., a company organized under the laws of the Republic Singapore

i. Asia Broadcast Centre Pte. Ltd., a company organized under the laws of the Republic Singapore

ii. Group W Broadcast Pte. Ltd., a company organized under the laws of the Republic Singapore

y. Liberty Livewire LLC, a Delaware limited liability company

i. HyperTV with Livewire, LLC, a Delaware limited liability company

z. CDP, LLC, a California limited liability company

aa. Hyper TV Productions, LLC, a California limited liability company

bb. Goosetray Investments Ltd., a Mauritius company

24	Power of Attorney (included with the signature page hereof)

LIBERTY LIVEWIRE CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page

Independent Auditors’ Report — KPMG LLP	F-2
Report of Independent Public Accountants – Arthur Andersen LLP	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
Schedule II: Valuation and Qualifying Accounts for the Year Ended December 31, 2001, the Seven Months Ended December 31, 2000, the Five Months Ended May 31, 2000, the Four Months Ended December 31, 1999 and the Year Ended August 31, 1999
F-35

Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS – KPMG LLP

Independent Auditors’ Report

The Shareholders and Board of Directors
Liberty Livewire Corporation

     We have audited the accompanying consolidated balance sheets of Liberty Livewire Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2001, the seven months ended December 31, 2000, the five months ended May 31, 2000, and the four months ended December 31, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Livewire Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, the seven months ended December 31, 2000, the five months ended May 31, 2000, and the four months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 1 to the consolidated financial statements, effective June 9, 2000, Liberty Media Corporation obtained a controlling interest in Liberty Livewire Corporation in a business combination accounted for as a purchase. As a result of the business combination, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and thereof, is not comparable.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole for the year ended December 31, 2001, the seven months ended December 31, 2000, the five months ended May 31, 2000 and the four months ended December 31, 1999.

/s/ KPMG LLP

February 15, 2002
Los Angeles, California

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Todd-AO Corporation:

     We have audited the accompanying consolidated balance sheets of The Todd-AO Corporation (a Delaware corporation) and its subsidiaries as of August 31, 1998 and 1999, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions’ rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole

/s/  ARTHUR ANDERSEN LLP

Los Angeles, California
November 9, 1999

LIBERTY LIVEWIRE CORPORATION
Consolidated Balance Sheets
(Amounts in thousands, except share data)

Assets

	December 31,

	2001	2000

Current Assets:
Cash and cash equivalents	$23,433	$19,466
Marketable securities	—	5,414
Trade receivables, net	96,696	106,158
Inventories	4,016	4,932
Deferred income taxes, net	5,006	4,742
Prepaid expenses and other current assets	14,237	16,430

Total current assets	143,388	157,142

Property, plant and equipment, net	316,077	366,944
Due from parent company, net	—	7,245
Goodwill and identifiable intangible assets, net	448,909	631,196
Other assets, net	11,317	13,318

Total assets	$919,691	$1,175,845

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$19,129	$8,545
Accounts payable	38,906	65,679
Accrued expenses and other current liabilities	76,345	45,200

Total current liabilities	134,380	119,424

Long-term debt and capital lease obligations	424,556	399,891
Convertible subordinated notes, net	183,685	92,682
Due to parent company, net	5,439	—
Deferred income taxes, net	5,006	6,957
Other liabilities	13,177	3,764

Total liabilities	766,243	622,718

Commitments and contingencies (See Note 12)

Stockholders’ Equity:
Common stock:
Class A; authorized 300,000,000 shares of $0.01 par value; 5,334,022 and 5,306,743 issued and outstanding at December 31, 2001 and 2000, respectively	53	53
Class B; authorized 100,000,000 shares of $0.01 par value; 34,393,330 and 31,612,716 issued and outstanding at December 31, 2001 and 2000, respectively	344	316
Additional paid-in capital	617,933	570,186
Treasury stock; 1,508 and 2,400 shares at cost at December 31, 2001 and 2000, respectively	(28)	(19)
Accumulated deficit	(446,082)	(9,793)
Other	(1,356)	(682)
Accumulated other comprehensive loss	(17,416)	(6,934)

Total stockholders’ equity	153,448	553,127

Total liabilities and stockholders’ equity	$919,691	$1,175,845

See notes to consolidated financial statements

LIBERTY LIVEWIRE CORPORATION
Consolidated Statements of Operations
(Amounts in thousands, except share data)

	Liberty Livewire		Todd-AO

	Year Ended	Seven Months Ended	Five Months	Four Months	Year Ended
	December 31,	December 31,	Ended	Ended	August 31,
	2001	2000	May 31, 2000	December 31, 1999	1999

Net revenues	$592,732	$253,099	$53,243	$43,261	$118,517
Cost of services	370,191	161,633	36,563	28,422	79,052

Gross profit	222,541	91,466	16,680	14,839	39,465

Operating expenses:
Selling, general and administrative	126,783	57,352	9,160	7,925	19,332
Depreciation and amortization	128,603	51,545	6,925	4,816	12,829
Non-cash compensation expense (income)	4,293	(29,577)	—	—	—
Impairment of goodwill, intangible and long-lived assets	307,932	—	—	—	—
Restructuring and other charges	5,558	—	—	—	788

Total operating expenses	573,169	79,320	16,085	12,741	32,949

Income (loss) from operations	(350,628)	12,146	595	2,098	6,516

Interest expense, net	63,119	19,132	1,641	1,384	3,617
Other expense (income), net	10,974	(872)	1,070	130	413

Income (loss) before income taxes and change in accounting principle	(424,721)	(6,114)	(2,116)	584	2,486
Provision (benefit) for income taxes	11,568	3,679	(441)	135	880

Income (loss) before change in accounting principle	(436,289)	(9,793)	(1,675)	449	1,606
Change in accounting principle, net of income tax benefit	—	—	—	—	(293)

Net income (loss)	$(436,289)	$(9,793)	$(1,675)	$449	$1,313

Weighted average number of common and common equivalent shares outstanding:
Basic	37,858,123	34,463,373	10,768,773	9,927,077	9,570,187
Effect of dilutive securities	—	—	—	729,263	262,427

Diluted	37,858,123	34,463,373	10,768,773	10,656,340	9,832,614

Net income (loss) per common share – basic:
Income (loss) before change in accounting principle	$(11.52)	$(0.28)	$(0.16)	$0.05	$0.17
Change in accounting principle	—	—	—	—	(0.03)

Net income (loss) per common share – basic	$(11.52)	$(0.28)	$(0.16)	$0.05	$0.14

Net income (loss) per common share – diluted:
Income (loss) before change in accounting principle	$(11.52)	$(0.28)	$(0.16)	$0.04	$0.16
Change in accounting principle	—	—	—	—	(0.03)

Net income (loss) per common share – diluted	$(11.52)	$(0.28)	$(0.16)	$0.04	$0.13

See notes to consolidated financial statements

LIBERTY LIVEWIRE CORPORATION
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)
(Amounts in thousands, except share data)

	Class A		Class B		Additional	Retained Earnings
					Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)

Balance at August 31, 1998	8,438,700	$84	1,747,178	$17	$40,805	$20,538
Exercise of stock options	274,080	3	—	—	1,095	—
Tax benefit from exercise of stock options	—	—	—	—	123	—
Purchase of treasury shares	—	—	—	—	—	—
Treasury shares cancelled	(723,447)	(7)	—	—	(5,316)	—
Treasury shares transfer to 401(k)	—	—	—	—	—	—
Shares issued as compensation	135,000	2	—	—	1,180	—
Cash dividends:
Class A ($0.045 per share)	—	—	—	—	—	(349)
Class B ($0.0405 per share)	—	—	—	—	—	(70)
Other comprehensive loss	—	—	—	—	—	—
Net income	—	—	—	—	—	1,313

Balance at August 31, 1999	8,124,333	82	1,747,178	17	37,887	21,432
Exercise of stock options	183,735	2	—	—	1,610	—
Conversion of subordinated notes	643,336	7	—	—	7,592	—
Other comprehensive income	—	—	—	—	—	—
Net income	—	—	—	—	—	449

Balance at December 31, 1999	8,951,404	91	1,747,178	17	47,089	21,881
Exercise of stock options	151,318	—	—	—	776	—
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,675)

Balance at May 31, 2000	9,102,722	91	1,747,178	17	47,865	20,206

Conversion of equity in Todd Merger	(4,828,403)	(48)	4,772,729	48	91,474	(20,206)
Unearned stock compensation	—	—	—	—	(2,458)	—
Exercise of stock options	348,959	4	296,039	3	1,413	—
Stock issued for acquisitions	683,465	6	24,796,770	248	413,974	—
SAR adjustments	—	—	—	—	—	—
Contribution to capital	—	—	—	—	17,918	—
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,793)

Balance at December 31, 2000	5,306,743	53	31,612,716	316	570,186	(9,793)
Stock compensation	—	—	—	—	1,661	—
Issuance of stock	28,787	—	—	—	252	—
Beneficial conversion on subordinated debt	—	—	—	—	25,475	—
SAR adjustments	—	—	—	—	—	—
Contribution to capital	—	—	—	—	2,496	—
Purchase of treasury shares	(1,508)	—	—	—	—	—
Payment of interest on convertible subordinated notes	—	—	2,780,614	28	17,863	—
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	—	(436,289)

Balance at December 31, 2001	5,334,022	$53	34,393,330	$344	$617,933	$(446,082)

[Additional columns below]

See Notes to Consolidated Financial Statements

[Continued from above table, first column(s) repeated]

			Accumulated
			Other
	Treasury		Comprehensive
	Stock	Other	Income (Loss)	Total

Balance at August 31, 1998	$(2,338)	$—	$1,214	$60,320
Exercise of stock options	—	—	—	1,098
Tax benefit from exercise of stock options	—	—	—	123
Purchase of treasury shares	(3,288)	—	—	(3,288)
Treasury shares cancelled	5,323	—	—	—
Treasury shares transfer to 401(k)	256	—	—	256
Shares issued as compensation	—	—	—	1,182
Cash dividends:
Class A ($0.045 per share)	—	—	—	(349)
Class B ($0.0405 per share)	—	—	—	(70)
Other comprehensive loss	—	—	(1,750)	(1,750)
Net income	—	—	—	1,313

Balance at August 31, 1999	(47)	—	(536)	58,835
Exercise of stock options	—	—	—	1,612
Conversion of subordinated notes	—	—	—	7,599
Other comprehensive income	—	—	365	365
Net income	—	—	—	449

Balance at December 31, 1999	(47)	—	(171)	68,860
Exercise of stock options	—	—	—	776
Other comprehensive income	—	—	5,643	5,643
Net loss	—	—	—	(1,675)

Balance at May 31, 2000	(47)	—	5,472	73,604

Conversion of equity in Todd Merger	28	(2,858)	—	68,438
Unearned stock compensation	—	2,585	—	127
Exercise of stock options	—	—	—	1,420
Stock issued for acquisitions	—	—	—	414,228
SAR adjustments	—	(409)	—	(409)
Contribution to capital	—	—	—	17,918
Other comprehensive loss	—	—	(12,406)	(12,406)
Net loss	—	—	—	(9,793)

Balance at December 31, 2000	(19)	(682)	(6,934)	553,127
Stock compensation	—	179	—	1,840
Issuance of stock	—	—	—	252
Beneficial conversion on subordinated debt	—	—	—	25,475
SAR adjustments	—	(853)	—	(853)
Contribution to capital	—	—	—	2,496
Purchase of treasury shares	(9)	—	—	(9)
Payment of interest on convertible subordinated notes	—	—	—	17,891
Other comprehensive loss	—	—	(10,482)	(10,482)
Net loss	—	—	—	(436,289)

Balance at December 31, 2001	$(28)	$(1,356)	$(17,416)	$153,448

See notes to consolidated financial statements

LIBERTY LIVEWIRE CORPORATION
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Liberty Livewire		Todd-AO

		Seven Months		Four Months
	Year Ended	Ended	Five Months	Ended	Year Ended
	December 31,	December 31,	Ended May 31,	December 31,	August 31,
	2001	2000	2000	1999	1999

Cash flows from operating activities:
Net (loss) income	$(436,289)	$(9,793)	$(1,675)	$449	$1,313
Operating items not requiring cash:
Depreciation and amortization	128,603	51,545	6,925	4,816	12,829
Non-cash interest expense	28,475	—	—	—	—
Non-cash compensation expense	4,293	(29,577)	—	—	—
Impairment of long-lived assets	307,932	—	—	—	—
Restructuring and other charges	5,388	—	—	—	788
Deferred income taxes (benefit), net	5,541	12,995	565	265	(2,695)
Realized loss (gain) on sale of marketable securities, investments and derivatives	3,521	—	—	(391)	(115)
Loss (gain) on disposal of fixed assets	9,867	—	—	(4)	(254)
Other, net	(1,323)	—	—	(203)	(3,020)
Changes in assets and liabilities (net of acquisitions):
Trade receivables, net	17,867	(7,442)	2,469	(5,727)	1,053
Inventories, prepaid expenses and other assets	9,398	(2,000)	(115)	150	645
Accounts payable, accrued expenses and other liabilities	(22,918)	2,401	(2,021)	(698)	3,350
Due to parent company	3,917	(7,246)	—	—	—
Other non-current liabilities	9,309	866	(1,695)	(66)	(809)

Net cash flows provided by (used in) operating activities	73,581	11,749	4,453	(1,409)	13,085

Cash flows from investing activities:
Proceeds from sales of marketable securities and investments	7,834	—	1,951	1,381	294
Purchases of marketable securities and investments	(300)	(5,093)	—	(2,623)	(283)
Proceeds from disposal of fixed assets	14,475	—	—	23	426
Capital expenditures	(73,705)	(76,700)	(4,038)	(4,316)	(23,176)
Acquisitions, net of cash acquired	(140,014)	(23,607)	—	—	(12,315)
Others assets	—	—	(1,669)	932	1,791

Net cash flows used in investing activities	(191,710)	(105,400)	(3,756)	(4,603)	(33,263)

Cash flows from financing activities:
Borrowings of long-term debt	53,384	384,472	400	5,748	34,202
Payments of long-term debt and capital lease obligations	(46,508)	(385,485)	(2,669)	(787)	(14,423)
Borrowings under convertible subordinated notes, net	113,738	92,454	—	—	—
Proceeds from exercise of stock options	—	5,366	776	—	—
Proceeds from issuance of common stock	—	7,053	—	1,612	1,098
Other, net	(757)	23	—	—	5,102

Net cash flows provided by (used in) financing activities	119,857	103,883	(1,493)	6,573	25,979

Effect of exchange rate changes on cash	2,239	(203)	(67)	—	(59)

Net increase (decrease) in cash and cash equivalents	3,967	10,029	(863)	561	5,742
Cash and cash equivalents at beginning of period	19,466	9,437	10,300	9,739	3,997

Cash and cash equivalents at end of period	$23,433	$19,466	$9,437	$10,300	$9,739

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$35,834	$18,583	$2,689	$1,264	$3,130

Income taxes	$1,611	$2,406	$—	$—	$753

Non-cash investing and financing activities:
Capital lease obligations incurred on equipment	$14,354	$—	$—	$—	$—

Stock issued for payment of interest on convertible subordinated notes	$17,891	$—	$—	$—	$—

See notes to consolidated financial statements

LIBERTY LIVEWIRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, CHANGE IN CONTROL AND BASIS OF PRESENTATION

     Organization — Liberty Livewire Corporation (“Liberty Livewire” or the “Company”) provides services necessary to complete the creation of original content including feature films, television shows, television commercials, music videos, promotional and identity campaigns and corporate communications programming; services necessary to facilitate the global maintenance, management and distribution of existing content libraries; and service necessary to assemble and distribute programming for cable and broadcast networks via fiber, satellite and the Internet.

     The Company’s assets and operations are primarily comprised of the assets and operations of the following nine companies acquired during 2001 and 2000: Four Media Company (“4MC”); Virgin Media Group Limited (“Virgin”); Soundelux, the sound post-production and certain related businesses of SounDelux Entertainment Group of Delaware, Inc.; Triumph Communications, Inc. (“Triumph”); Video Services Corporation (“VSC”); Group W Network Services and 100% of the capital stock of Asia Broadcast Centre Pte. Ltd. and Group W Broadcast Pte. Ltd. (collectively “GWNS”); Livewire Network Services, LLC (“LNS”); Soho Group Limited (“Soho”); Visiontext Limited (“Visiontext”); and Cinram-POP DVD Center LLC (“Cinram-POP”). The unique combination and integration of the acquired entities allows the Company to offer its clients a complete range of services, from image capture to “last mile” delivery, unmatched by many competitors in the industry. The Company is able to offer outsourcing solutions for the technical and creative requirements of its clients that lower operating costs, reduce cycle times and increase reliability and quality.

     Change in Control — On June 9, 2000 the stockholders of the Company, then called The Todd-AO Corporation, approved a series of transactions including: (1) a reclassification of the existing common stock of Todd-AO; (2) the merger of B-Group Merger Corp., as a wholly-owned subsidiary of Liberty Media Corporation, with and into Todd-AO, and related merger proposals, referred to as the Todd Merger; (3) certain post-merger business combinations set forth in an agreement between Todd-AO and Liberty Media Corporation, dated as of February 11, 2000; and (4) the change of Todd-AO’s name to Liberty Livewire Corporation.

     In the Todd Merger, each issued and outstanding share of Todd-AO common stock was converted into the right to receive 0.4 shares of Liberty Livewire Class A Common Stock and 0.5 shares of Liberty Media Group Class A Common stock, a tracking stock held by AT&T Corporation (“AT&T”). Liberty Media’s aggregate ownership interest in the Company as of December 31, 2001 consists of both the Company’s Class A Common Stock and Class B Common Stock, representing approximately 87% of the Company’s outstanding equity. Liberty Media beneficially holds and controls all of Liberty Livewire’s outstanding Class B Common Stock both directly and indirectly through its wholly owned subsidiary, Liberty LWR, Inc., and through Liberty LWR, Inc.’s majority owned subsidiary, Liberty Livewire Holdings, Inc. This ownership gives Liberty Media approximately 99% voting control of the Company.

     Until August 10, 2001, Liberty Media was an indirect wholly owned subsidiary of AT&T Corporation. Its former parent, Tele-Communications, Inc. (“TCI”), was acquired by AT&T in March 1999. Liberty Media and its subsidiaries constituted substantially all of the businesses and assets of the Liberty Media Group. Liberty Media Group Class A Common Stock and Liberty Media Group B Common Stock, were tracking stocks of AT&T that were intended to reflect the economic performance of the Liberty Media Group. On August 10, 2001, Liberty Media Corporation split-off from AT&T and began trading as an independent publicly held company. In the split-off, each share of Liberty Media Group Class A and Class B Common Stock were redeemed, on a one-for-one basis, for one share of Liberty Media Corporation’s Series A and Series B Common Stock, respectively.

     Basis of Presentation - Due to the level of ownership of the Company obtained by Liberty Media as a result of the Todd Merger, as discussed above, and Liberty Media’s contribution of 4MC to the Company as further described in Note 4, Liberty Media applied “push down” accounting and transferred to the Company the estimated fair value adjustments relating to the assets and liabilities of Todd-AO at June 9, 2000. The assets and liabilities of

4MC have been recorded at Liberty Media’s historical value including fair value adjustments resulting from the acquisition of 4MC by Liberty Media.

     On August 10, 2000, the Board of Directors of Liberty Livewire approved the change of the Company’s fiscal year end from August 31 to December 31.

     The consolidated financial statements of Liberty Livewire, in the opinion of management, reflect all material adjustments, which are of a normal recurring nature, necessary for the fair presentation of its financial position as of December 31, 2001 and 2000; the results of its operations and cash flows for the twelve months ended December 31, 2001, the seven months ended December 31, 2000, the five months ended May 31, 2000, the four months ended December 31, 1999 and the year ended August 31, 1999.

     The accompanying statements of operations, cash flows and stockholders’ equity for the five months ended May 31, 2000, the four months ended December 31, 1999 and the year ended August 31, 1999 represent the results of operations of Todd-AO before its acquisition by Liberty Media. The consolidated financial statements for the year ended December 31, 2001 and the seven months ended December 31, 2000 represent the consolidated financial condition and results of operations of the Company after giving effect to the Todd Merger. For financial statement purposes, the acquisition by Liberty Media is deemed to have occurred on June 1, 2000.

2. SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies used in preparation of the accompanying consolidated financial statements. Such policies are in accordance with accounting principles generally accepted in the United States of America and have been consistently applied. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses for each reporting period. The significant estimates made in preparation of the Company’s consolidated financial statements primarily relate to the assessment of the carrying value of goodwill, intangible assets and long-lived assets, the amount of the allowance for doubtful accounts, and the value of accrued exit costs. While management believes that the carrying value of such assets and liabilities is adequate as of December 31, 2001 and 2000, actual results could differ from the estimates upon which the carrying values were based.

     Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions and accounts.

     Cash Equivalents – The Company considers investments with original purchased maturities of three months or less to be cash equivalents.

     Marketable Securities and Investments – Marketable securities consist primarily of corporate preferred stocks and bonds. Management has classified all investment securities as available-for-sale. As a result, securities are reported at fair value with net unrealized holding gains and losses excluded from earnings and reported in stockholders’ equity. Fair value is based upon quoted market prices using the specific identification method. Investments, which are carried at cost, include stock and other investments which management intends to hold for more than one year.

     Trade Receivables – Trade receivables are shown net of an allowance based on historical collection trends and management’s judgment on the collectibility of these accounts. These collection trends, as well as prevailing and anticipated economic conditions, are routinely monitored by management, and any adjustments required are reflected in current operations. The allowance for doubtful accounts as of December 31, 2001 and 2000 was $12.0 million and $5.6 million, respectively.

     Concentration of Credit Risk and Significant Customers – For the year ended December 31, 2001, the seven months ended December 31, 2000, the five months ended May 31, 2000, and the four months ended December 31, 1999, no single customer accounted for more than 10% of consolidated revenues. One customer accounted for 16% of revenues, or $19.0 million, for the year ended August 31, 1999.

     Inventories – Inventories are valued at the lower of cost or market using the first in, first out method. Inventories are primarily comprised of blank audio and video tapes.

     Income Taxes – The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than proposed changes in the tax law or rates.

     Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the assets’ estimated useful lives. Principal lives are as follows: buildings, 10-20 years; equipment, 3-10 years. Leaseholds, leasehold improvements, and lease acquisition costs are amortized over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are charged to expense as incurred.

     Goodwill and Intangible Assets – Goodwill and intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 to 20 years. Goodwill represents the excess purchase price paid over the value of net assets acquired.

     Long-Lived Assets –Management reviews the realizabilty of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the value and future benefits of long-term assets, their carrying value is compared to management’s best estimate of undiscounted future cash flows over the remaining amortization period. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

     During the year ended December 31, 2001, the Company recorded an impairment charge in the amount of $307.9 million as described in Note 3.

     Foreign Currency Translation – The Company’s foreign subsidiaries functional currencies are their respective local currencies. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of the foreign currency translation adjustments are deferred and are included in stockholders’ equity as a component of accumulated other comprehensive loss.

     Net Income Per Common Share – The Company presents earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share.

     Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. Notes payable are carried at amounts approximating fair value based on current rates offered to the Company for debt with similar terms.

     Interest Rate Swap Agreements – The Company utilizes interest rate swap agreements to manage interest rate exposures in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133. The Company records all derivatives on the balance sheet at fair value.

     Revenue Recognition – Revenues from post production related services are recognized primarily based upon the number of hours of work performed each month and the agreed upon billing rate. Revenues for certain Network related services are recognized in accordance with contractual terms. Revenues on other long-term contracts are recorded on the basis of the estimated percentage of completion of individual contracts determined under the cost-to-cost method. Estimated losses on long-term contracts are recognized in the period in which a loss becomes evident.

     Stock-Based Compensation – The Company accounts for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, including related interpretations, and follows the disclosure only provision of SFAS No. 123, Accounting for Stock-Based Compensation.

     Change in Accounting Principle – During the fiscal year ended August 31, 1999, the Company adopted Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities. The effect of the adoption was to record a charge of $293,000, net of an income tax benefit of $150,000, for the fiscal year ended August 31, 1999.

     Reclassifications – Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

     New Accounting Pronouncements – In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August 2001.

     SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

     SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and subsequently, SFAS No. 144 (see below) after its adoption. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company will adopt SFAS No. 142 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $421.7 million and unamortized identifiable intangible assets in the amount of $27.2 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $32.9 million and $16.2 million for the year ended December 31, 2001, and the seven months ended December 31, 2000, respectively. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Effective January 1, 2002, the Company estimates that it will record $20.2 million in transitional impairment losses as a cumulative effect of a change in accounting principle.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-term assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121 and APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidation results of operations and financial position.

3. IMPAIRMENT AND RESTRUCTURING CHARGES

     During fiscal year 2001, challenging economic conditions impacted overall business trends. In particular, the entertainment and technology sectors suffered substantial economic declines. These challenges were further exacerbated by the events of September 11, 2001, resulting in a continued negative economic impact during the latter part of the year. These factors contributed largely to the Company’s inability to meet its 2001 operating objectives and have created reduced expectations and opportunities for the near term.

     Accordingly, the Company evaluated the recoverability of its goodwill and long-lived asset carrying values pursuant to APB Opinion No. 17, Intangible Assets, and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This involved writing-down goodwill, intangible assets and certain long-lived assets to their fair values, which was based upon both fair market comparables and by discounting the future cash flows of these assets through their useful life. As these assets will remain in service, the remaining net book value of the assets will be depreciated over their remaining estimated useful lives.

     During the quarter ended December 31, 2001, the Company recorded goodwill, intangible asset, long-lived assets and other asset impairments of $213.9 million, $11.0 million, $59.9 million and $2.1 million, respectively, totaling $286.9 million. These charges were recorded in each of the Company’s three business segments, but were primarily related to a write-off of goodwill, intangible assets and long-lived assets for the Company’s existing feature film and entertainment television sound services, and certain assets associated with the development of the Company’s fiber optic transport and IP hosting transport services. Part of the Company’s original valuation of these assets was affected by its expectation that the development and delivery of interactive television and other interactive services, including the rollout of a broadband infrastructure, would have materialized sooner and therefore would have provided more immediate growth opportunities.

     Additionally, during the fourth quarter of 2001 the Company completed certain restructuring activities designed to improve operating efficiencies and effectiveness and to strengthen its competitive position in the marketplace primarily through cost and expense reductions. In connection with these integration and consolidation initiatives, we recorded a charge of $21.0 million for impairment of certain equipment and other fixed assets and $5.6 million for restructuring, which includes $5.2 million related to excess lease commitments due to planned facility closures and $425,000 for employee severance payments. The restructuring is estimated to be completed during the first half of fiscal year 2002. Our continuing efforts to integrate acquired businesses may require further charges for exit and separations plans.

     The following table displays the activity and balances of the restructuring reserve account for the quarter ended December 31, 2001 (in thousands):

	Opening			Ending
	Balance	Additions	Deductions	Balance

Excess facility costs	$5,133	$—	$—	$5,133
Employee separations	425	—	170	255

	$5,558	$—	$170	$5,388

4. ACQUISITIONS

     On April 10, 2000, Liberty Media acquired Four Media Company (“4MC”) for $123.3 million in cash plus 3,182,300 shares of Class A Liberty Media tracking stock valued at $137.7 million, converted 4MC vested options into stock appreciation rights valued at $52.9 million, and issued a warrant valued at $7.8 million. The total consideration was allocated based on the estimated fair values of the assets and liabilities acquired with the excess consideration of $270.7 million recorded as goodwill and $19.8 million as identifiable intangible assets. On May 31, 2000, 4MC acquired six entities from the Virgin Media Group Limited (“Virgin”) for $39.5 million in cash. The consideration was allocated based on the estimated fair values of the assets and liabilities acquired with the excess consideration of $21.1 million recorded as goodwill. On June 9, 2000, Liberty Media contributed all of the issued and outstanding shares of 4MC to the Company in exchange for 16,614,952 shares of the Liberty Livewire’s Class B Common Stock, valued at $279.7 million pursuant to a Contribution Agreement between Liberty Media and Liberty Livewire. The assets and liabilities of 4MC, including Virgin, were recorded based on Liberty Media’s historical values, which includes the effect of Liberty Media’s acquisitions of 4MC and Virgin. Assets acquired were $291.6 million (including cash of $14.1) and liabilities assumed were $302.5 million. 4MC provides technical and creative services to owners, producers and distributors of television programming, television commercials, feature films and other entertainment content. 4MC’s California facilities are located in Los Angeles, Hollywood, Burbank and Santa Monica. It has international facilities in Mexico City, Mexico; London, England; and the Republic of Singapore.

     On July 19, 2000, a wholly-owned subsidiary of Liberty Media (“Liberty Sub”), acquired Soundelux, which consist of certain of the assets and operations of SounDelux Entertainment Group of Delaware, Inc. Immediately following the closing of this asset purchase, Liberty Media contributed 100% of its ownership interest in Liberty Sub to Liberty Livewire in exchange for 8,181,818 shares of Liberty Livewire’s Class B Common Stock pursuant to a previously negotiated contribution agreement between Liberty Media and Liberty Livewire. The acquisition has been accounted for as a purchase and the acquisition cost of $90.0 million has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired were $12.3 million and liabilities assumed were $4.0 million with the excess consideration of $71.0 million recorded as goodwill and $10.7 million as identifiable intangible assets. The Company’s consolidated financial statements have incorporated Soundelux’s activity from the effective date of the acquisition. Soundelux provides sound design and re-recording services for feature films, television, advertising and new media. Soundelux operations are located in Los Angeles, California.

     On July 25, 2000, the Company acquired Triumph Communications Group (“Triumph”) in exchange for a cash payment to the seller totaling $5.7 million, forgiveness of existing notes payable to the Company from Triumph totaling $4.5 million, and 705,554 shares of Liberty Livewire Class A Common Stock which had an aggregate market value at the time of issuance of $44.6 million, partially offset by $1.7 million of cash acquired. The acquisition has been accounted for as a purchase and the acquisition cost of $53.1 million has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired were $3.5 million and liabilities assumed were $7.2 million with the excess consideration of $53.6 million recorded as goodwill and $3.2 million as identifiable intangible assets. The Company’s consolidated financial statements have incorporated Triumph’s activity from the effective date of the acquisition. Triumph, located in New York City, designs, engineers and implements video transmission services for clients seeking to distribute or transport content including cable networks, broadcasters, news, sports, infomercials, and corporate organizations. Services provided include fiber optic, satellite, compression system, encoding and encryption, and IRD sales and authorization.

     On August 11, 2000, a wholly owned subsidiary of Liberty Livewire in the United Kingdom acquired all of the outstanding shares of Soho Group Limited (“Soho”) for $27.0 million in cash (net of approximately $200,000 of cash acquired), which includes real property in the Soho area of London. The acquisition has been accounted for as a purchase and the acquisition cost were allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired were $21.0 million and liabilities assumed were $2.8 million with the excess consideration of $8.7 million recorded as goodwill. The Company’s consolidated financial statements have incorporated Soho’s activity from the effective date of the acquisition. Soho provides services primarily to the commercial advertising industry including negative developing, negative cutting services (using a proprietary computerized technology), film to digital media transfer, 2D and 3D compositing and animation and television commercial finishing.

     On October 9, 2000, a wholly owned subsidiary of Liberty Livewire in the United Kingdom acquired all of the outstanding shares of Visiontext Limited (“Visiontext”) for $2.9 million in cash (net of approximately $300,000 of cash acquired) plus a note payable to the sellers for $1.9 million. The acquisition has been accounted for as a purchase and the acquisition cost of $4.8 million were allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired were $1.3 million and liabilities assumed were $757,000 with the excess consideration of $4.3 million recorded as goodwill. The Company’s consolidated financial statements have incorporated Visiontext’s activity from the effective date of the acquisition. Visiontext is located in London, England and Los Angeles, California and provides subtitling services to commercial advertising and home video markets.

     On December 22, 2000, Liberty Media acquired Video Services Corporation (“VSC”). The total consideration paid by Liberty Media was valued at $119.7 million. The $119.7 million was comprised of $38.0 million in cash, paid to the shareholders of VSC, and an additional $46.5 million of debt of VSC paid or assumed by Liberty Media for a total of $84.5 million in cash. In addition, Liberty Media issued 1,441,212 shares of Liberty Media Group Class A Common Stock and options to purchase 119,666 shares of Liberty Media Group Class A Common Stock, with an aggregate estimated fair market value of $35.2 million at the time of signing of the transaction.

     Pursuant to the terms of a contribution agreement between Liberty Media and Liberty Livewire, Liberty Media contributed the equity of VSC to Liberty Livewire on December 22, 2000. In consideration for the contribution of VSC, Liberty Livewire issued to Liberty Media a convertible promissory note in the principal amount of $92.5 million. The convertible note was issued to Liberty Media under the terms of the Liberty Subordinated Credit Agreement. An additional $9.6 million was paid by Liberty Livewire to pay down debt of VSC. The total value of the consideration paid by Liberty Livewire in connection with the contribution of VSC was $102.1 million.

     As part of the contribution of VSC from Liberty Media to Liberty Livewire, Liberty Livewire assumed Liberty Media’s acquisition basis of $119.7 million. The $17.6 million difference between the $119.7 million paid by Liberty Media and the $102.1 million paid by Liberty Livewire has been accounted by Liberty Livewire as a contribution to the capital of Liberty Livewire. The acquisition has been accounted for as a purchase and the acquisition cost of $119.7 million was allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired were $69.4 million and liabilities assumed were $33.5 million, with $77.7 million of the excess consideration recorded as goodwill and the remaining $6.1 million of the excess consideration recorded as identifiable intangible assets. The Company’s consolidated financial statements have incorporated VSC’s activity from the effective date of the acquisition. VSC provides engineering, production and distribution services for the video and broadcast industries, nationally and internationally. It has locations in New York, New Jersey, Florida, and California.

     On January 5, 2001, Liberty Livewire entered into an agreement pursuant to which it purchased a 1% ownership interest in Livewire Network Services, LLC (“LNS”) from an affiliate of Liberty Media in exchange for $300,000 in cash. Simultaneously, Liberty Livewire and Liberty Media entered into a formal operating agreement (the “Operating Agreement”) under which Liberty Livewire was appointed as manager of LNS. The Operating Agreement contained a put-call provision, pursuant to which on September 6, 2001 Liberty Livewire acquired the remaining 99% ownership interests of LNS for $31.3 million (net of $425,000 of cash acquired) financed from debt from the Liberty Subordinated Credit Agreement. The tangible assets, goodwill and liabilities of LNS were recorded based on Liberty Media’s historical values of $8.5 million, $25.6 million and $2.8 million, respectively. LNS provides operational, installation, maintenance and support services for satellite communication systems and their users. LNS is located in Melbourne, Florida and is included in the Networks Group for segment reporting.

     On February 1, 2001, the Company acquired substantially all of the U.S. assets of Group W Network Services, from Viacom, Inc., including 100% of the capital stock of Asia Broadcast Centre Pte., Ltd. and Group W Broadcast Pte., Ltd. (collectively, “GWNS”). The acquisition was financed in part with debt from the Liberty Subordinated Credit Agreement, in the amount of $82.0 million, other borrowings from Liberty Media evidenced by additional non-convertible subordinated notes in the aggregate amount of $13.8 million, $13.4 million from the Company’s revolving credit facility and $1.5 million of cash from operations. The acquisition has been accounted for as a purchase and the acquisition cost of $108.2 million (net of $2.5 million of cash acquired) has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired and liabilities assumed were $60.1 million and $18.9 million, respectively, with the excess consideration of $67.0 million recorded as goodwill. Liberty Livewire’s consolidated financial statements have incorporated GWNS’s activity from the effective date of the acquisition. GWNS provides production and distribution services for the broadcast and cable industries from locations in the Republic of Singapore, Minneapolis, Minnesota and Stamford, Connecticut.

     On August 23, 2001, the Company acquired the remaining 51% of Cinram-POP DVD Center LLC (“Cinram-POP”), which it did not already own from Cinram U.S. Holdings, Inc. The acquisition has been accounted for as a purchase and the acquisition cost of $536,000 (net of $295,000 of cash acquired) has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired and liabilities assumed were approximately $796,000 and $209,000 respectively. Subsequent to the elimination of the Company's $432,000 equity investment in the Cinram-POP joint venture, excess consideration of $381,000 was recorded as goodwill. The Company’s consolidated financial statements have incorporated Cinram-POP’s activity under the equity method through September 6, 2001, and consolidated thereafter. Goodwill will not be amortized for this transaction pursuant to SFAS No. 142, as described in Note 2. Cinram-POP provides DVD design, authoring and encoding services to the home video market. Cinram-POP is located in Santa Monica, California and is included in the Media Group for segment reporting.

     In accordance with the requirements of APB Opinion No. 16, Business Combinations, and SFAS No. 141, Business Combinations, the following unaudited pro forma consolidated financial information is presented as if each acquisition was consummated on January 1, 2000. The unaudited pro forma information includes the results of operations for the period prior to the acquisitions, adjusted for amortization of goodwill, depreciation, interest expense on borrowings incurred to fund the acquisitions, and income taxes. The unaudited pro forma information is not necessarily indicative of the results of operations had these events actually occurred on January 1, 2000, nor is it necessarily indicative of future results. No pro forma adjustments have been included for the pre-acquisition time periods for potential fluctuations in the liability recorded for the stock appreciation rights granted in the 4MC acquisition, including effects of market fluctuations or estimates of exercises (in thousands, except per share data):

	2001	2000

Net revenues	$607,503	$640,865

	2001	2000

Net loss	$(439,351)	$(45,266)

Net loss per share – basic and diluted	$(11.61)	$(1.16)

     The following table provides supplemental disclosure related to the Company’s fiscal year 2001 acquisitions (in thousands):

	GWNS	Cinram-POP	LNS

Assets acquired
Trade and other receivables, net	$7,203	$425	$681
Inventories, prepaid and other assets	6,243	9	1,075
Property, plant and equipment	46,622	362	6,727
Goodwill	67,041	381	25,597
Liabilities assumed
Accounts payable, accrued expenses and other	(5,129)	(209)	(2,768)
Long-term debt and capital lease obligations	(13,814)	—	—
Elimination of Liberty Livewire’s Investment In Cinram-POP	—	(432)	—

Net assets acquired	$108,166	$536	$31,312

     The following table provides supplemental disclosure related to the Company’s fiscal year 2000 acquisitions (in thousands):

	4MC	Soundelux	Triumph	Soho	Visiontext	VSC

Assets acquired
Cash	$14,066	$—	$—	$—	$—	$696
Trade and other receivables,	46,723	4,154	218	4,470	620	20,683
Inventories, prepaid and other	13,627	1,777	669	223	15	5,860
Deferred income taxes, net	21,504	—	40	—	—	6,911
Property, plant and equipment	195,680	6,324	2,539	16,316	656	35,208
Goodwill	270,744	71,042	53,566	8,732	4,314	77,681
Identifiable intangible assets	19,820	10,730	3,190	—	—	6,090
Liabilities assumed
Accounts payable, accrued expenses and other	(70,580)	(4,027)	(6,832)	(1,924)	(757)	(24,764)
Long-term debt and capital lease obligations	(231,922)	—	(332)	(848)	—	(8,702)

Net assets acquired	$279,662	$90,000	$53,058	$26,969	$4,848	$119,663

     On June 9, 2000, approximately 60% of the Company’s outstanding common stock was acquired by Liberty Media through the Todd Merger, as described in Note 1. In connection with this acquisition, the Company made the following purchase accounting adjustments (in thousands):

Property, plant and equipment, net	$(11,002)
Marketable securities	(54)
Trade receivables and other, net	98
Goodwill	75,417
Identifiable intangible assets	14,140
Other assets, net	(23)
Accounts payable and accrued expenses	(1,568)
Deferred income taxes payable	(12,119)
Additional paid-in capital	(91,474)
Unearned compensation	2,858
Treasury stock	(28)
Unearned gain/loss on marketable equity	4,448
Foreign exchange adjustment	(899)
Retained earnings	20,206

$—

5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     The following table provides additional detail related to the Company’s consolidated balance sheets (in thousands):

	2001	2000

Prepaid expenses and other current assets
Prepaid expenses	$9,387	$13,750
Other current assets	4,850	2,680

	$14,237	$16,430

Property, plant and equipment, net
Land	$63,079	$46,145
Buildings	125,354	71,903
Equipment	274,537	283,752
Construction in progress	852	220
Accumulated depreciation and amortization	(147,745)	(35,076)

	$316,077	$366,944

Goodwill, net
Goodwill	$454,548	$598,582
Accumulated amortization	(32,878)	(16,411)

	$421,670	$582,171

Identifiable intangible assets, net
Assembled workforce	$22,830	$29,580
Employment agreements	6,923	10,850
Non-compete agreements	6,083	10,930
Tradenames	1,926	2,610
Accumulated amortization	(10,523)	(4,945)

	$27,239	$49,025

Accrued expenses and other current liabilities
Payroll and related expenses	$16,267	$15,853
Interest and interest rate swap	14,638	1,120
Deferred revenues	14,480	11,985
Restructuring and severance	5,388	648
Taxes and other	25,572	15,594

	$76,345	$45,200

     Depreciation and amortization expense for property, plant and equipment for the year ended December 31, 2001, seven months ended December 31, 2000, five months ended May 31, 2000, four months ended December 31, 1999 and year ended August 31, 1999 was $83.9 million, $30.4 million, $6.4 million, $4.3 million and $11.6 million, respectively.

6. LONG-TERM DEBT

     The Company’s long-term debt as of December 31, consisted of the following (in thousands):

	2001	2000

Revolver	$208,800	$193,500
Term loan A	125,000	125,000
Term loan B	57,915	58,500
Convertible subordinated notes	206,192	92,682
Discount on convertible subordinated notes	(22,507)	—
Real property mortgage notes	21,328	16,535
Capital lease obligations	21,610	13,775
Other	9,032	1,126

	627,370	501,118
Less: current maturities	(19,129)	(8,545)

	$608,241	$492,573

     Borrowings have the following scheduled maturities (in thousands):

2002	$19,129
2003	20,309
2004	27,530
2005	44,992
2006	266,016
Thereafter	249,394

$627,370

     On December 22, 2000, Liberty Livewire consummated a long-term syndicated credit agreement through Bank of America Securities, as amended on November 1, 2001 and March 26, 2002 (the “Senior Credit Agreement”). Under the agreement, as amended, we may borrow up to $475.0 million in term and revolving loans, subject to new lenders being added to the facility through September 30, 2002 and compliance with certain financial covenants and other borrowing conditions. As of December 31, 2001, the Senior Credit Agreement has a commitment of $414.4 million, which is comprised of Term loan A and Term loan B, and a revolving credit facility (the “Revolver”). Term loan A, which matures on December 22, 2006, has a commitment of $125.0 million. Term loan B, which matures on June 30, 2007, has a commitment of $57.9 million. In general, semi-annual principal payments on Term loan A begin in September 2002 and continue through fiscal 2006 and semi-annual principal payments on Term loan B began in fiscal 2001 and continue through fiscal 2007. The Revolver has a commitment of $231.5 million under which loans are available through maturity on December 22, 2006, at which time all outstanding balances are due. The Revolver also includes a $25.0 million sub-limit for the issuance of standby and commercial letters of credit. As of December 31, 2001, the outstanding letters of credit totaled $2.7 million. The Senior Credit Agreement loans are collateralized by substantially all of the operating assets of the Company.

     Interest related to the Senior Credit Agreement is paid monthly, bi-monthly or quarterly in arrears and is based on the “Alternate Base Rate” or the “Eurodollar Rate,” whichever is applicable to the loan, plus margins based on the leverage ratio as defined in the agreement for Term loan A and the Revolver and defined margins for Term loan B. The Alternate Base Rate is a daily fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.5% or the Prime Rate. The Eurodollar Rate is the rate per annum equal to the average British Bankers Association Interest Settlement Rate for deposits in the relevant currency or an alternate base, as defined in the agreement, if that rate is unavailable. As of December 31, 2001, the effective interest rate on Term loan A and the Revolver borrowings was 4.41% and on Term loan B borrowings was 5.41%.

     The Senior Credit Agreement requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the occurrence of additional indebtedness and the maintenance of a minimum of $32.0 million in consolidated operating cash flow. The agreement however permits borrowings of up to $310.0 million of convertible subordinated debt under the Liberty Subordinated Credit Agreement. As of December 31, 2001, we were in compliance with all covenants per the agreement.

     On December 22, 2000, Liberty Livewire and Liberty Media finalized the First Amended and Restated Credit Agreement (the “Liberty Subordinated Credit Agreement”), pursuant to which Liberty Media agreed to make subordinated convertible loans (“Convertible Subordinated Notes”) to Liberty Livewire of $206.2 million, for the funding of several acquisitions as described in Note 4. The Convertible Subordinated Notes are convertible at the option of Liberty Media at any time prior to maturity, into shares of Liberty Livewire Class B Common Stock at a conversion price of $10.00 per share. If not earlier converted, the notes will become due and payable on June 30, 2008. Interest accrues on the notes at a rate of 10% per annum, payable quarterly either in cash, shares of Liberty Livewire Class B Common Stock or a combination thereof, at Liberty Livewire’s discretion, subject to certain limits. Under the agreement, shares of Liberty Livewire Class B Common Stock issued as payment for interest are valued at 95% of the ten-day trailing average closing price of shares of Liberty Livewire Class A Common Stock on the interest payment date.

     Under the Liberty Subordinated Credit Agreement, the Company has borrowed $206.2 million, which is comprised of $92.5 million, $82.0 million and $31.7 million related to the acquisitions of VSC, GWNS and LNS respectively, as described in Note 4. On the date of the GWNS draw, the fair value of common stock exceeded the conversion price by $2.81 per share and as such, a beneficial conversion of $23.0 million was recorded as a discount to the Convertible Subordinated Notes and an increase to additional paid-in capital. On the date of the LNS draw, the fair value of common stock exceeded the conversion price by $0.76 per share, and as such, a beneficial conversion of $2.4 million was recorded. The discounts are being amortized as non-cash charges to interest expense over the earlier of the remaining term of the Liberty Subordinated Credit Agreement or date of conversion. During fiscal year 2001, approximately $3.0 million was included as a non-cash charge to interest expense in the statement of operations, related to the amortization of the total discount.

     In accordance with the terms of the Senior Credit Agreement, we also borrowed $13.8 million from an affiliate of Liberty Media to fund the acquisition of GWNS, as evidenced by two non-convertible notes with principal balances of $9.4 million and $4.4 million. These non-convertible notes were repaid during the quarter ended June 30, 2001.

     In April 1999, a wholly-owned subsidiary of the Company in the United Kingdom financed the purchase of a property in London, England with a ten-year term mortgage note in the amount of $5.2 million bearing interest at 6.725% per annum, based upon a twenty-five year amortization period. Principal and interest payments of approximately $100,000 per year are payable from fiscal year 1999 through 2008 with the remaining principal balance of $3.6 million due in fiscal year 2009. In June 2000, the same subsidiary financed the purchase of an adjoining property with a ten-year mortgage note in the amount of $3.9 million bearing interest at 8.02% per annum, based upon a twenty-five year amortization period. Principal and interest payments of less than $100,000 per year are payable from fiscal year 2000 through 2009 with the remaining principal balance of $3.1 million due in fiscal year 2010. Both loans are collateralized by their respective properties.

     In April 2001, the Company entered into a $2.0 million mortgage loan with United California Bank (“UCB”), collateralized by a deed of trust covering one of the Company’s properties in Burbank, California. The mortgage loan requires monthly interest payments based on the relevant one, two, three or six-month London interbank market rate (“LIBOR”) for the period determined by the Company, plus 2.25%. As of December 31, 2001, the effective interest rate was 4.12%. The loan matures on April 23, 2002. In addition, the Company holds an $7.8 million mortgage loan through UCB, collateralized by a deed of trust covering the same property. The mortgage loan requires monthly interest payments based on the relevant one, two, three or six-month LIBOR for the period determined by the Company, plus 2.25%. As of December 31, 2001, the effective interest rate was 4.12%. Principal payments of $113,976 began in fiscal 1997 and continue through fiscal year 2004, with a final principal payment of approximately $7.5 million due at maturity on January 31, 2005.

     In June 2001, the Company borrowed $10.0 million from Heller Financial Leasing Inc. in order to pay down $9.7 million of outstanding debt under the Revolver. Quarterly principal payments of $533,333 are due from September 30, 2001 through March 31, 2005 with a final $2.0 million principal payment due at maturity on June 30, 2005. Interest is payable quarterly with principal, and is based on the relevant three-month LIBOR for the quarter, plus 3.25%. The interest rate in effect as of December 31, 2001 was 5.25%. The loan is collateralized by certain equipment used in the Company’s Pictures and Media Groups.

     In September 2001, two of Liberty Livewire’s wholly owned subsidiaries in the United Kingdom entered into separate loan agreements with National Westminster Bank Plc., for the purpose of funding capital expenditure initiatives for the Company’s United Kingdom operations. In accordance with the terms of the agreements, we may borrow up to $9.2 million through September 3, 2002. As of December 31, 2001, $3.5 million was outstanding and $5.7 million was available for future borrowings. The Company anticipates that 60 equal quarterly principal repayments will begin during the second half of fiscal year 2002. Interest is calculated based on the relevant one, two, three or six-month LIBOR for the period determined by the Company, plus 1.25%. As of December 31, 2001, the effective interest rate was 4.6%.

     Liberty Livewire and its subsidiaries have entered into various capital leases related to the purchase of equipment with interest rates varying from 3.9% to 19.4%. Future minimum lease payments under noncancellable capital lease agreements are as follows: 2002, $9.8 million; 2003, $6.0 million; 2004, $3.6 million; 2005, $3.5 million; and 2006, $3.5 million. Included in the minimum rentals for capital leases is interest in the amount of $4.8 million.

7. COMPREHENSIVE INCOME (LOSS)

     The following summarizes comprehensive income (loss) and comprehensive income (loss) reclassification adjustments included in the statements of stockholders’ equity (in thousands):

	Liberty Livewire		Todd-AO

		Seven Months	Five Months	Four Months
	Year Ended	Ended	Ended	Ended	Year Ended
	December 31,	December 31,	May 31,	December 31,	August 31,
	2001	2000	2000	1999	1999

Net (loss) income	$(436,289)	$(9,793)	$(1,675)	$449	$1,313
Unrealized gain (loss) on available for sale securities (1)	1,463	(4,200)	6,078	242	(148)
Unrealized loss on cash flow hedge	(12,624)	—	—	—	—
(Loss) gain on foreign currency translation	(6,361)	(2,043)	(435)	123	(1,602)
Conversion of equity in Todd Merger	—	(3,549)	—	—	—
Acquisition of 4MC	—	(2,614)	—	—	—
Reclassification adjustment for realized losses on available for sale securities (2)	815	—	—	—	—
Reclassification adjustment for amortization of loss on cash flow hedge	6,225	—	—	—	—

Net (loss) gain recognized in other comprehensive income	(10,482)	(12,406)	5,643	365	(1,750)

Total comprehensive (loss) income	$(446,771)	$(22,199)	$3,968	$814	$(437)

(1)	Net of tax expense of $957, tax benefit of $2.7 million, tax expenses of $4.5 million and $177, and tax benefit of $108, respectively.

(2)	Net of tax benefit of $533.

8. INCOME TAXES

     The Company’s effective income tax rate differs from the federal statutory income tax rate due to the following:

	Liberty Livewire		Todd-AO

		Seven		Four
	Year	Months	Five	Months	Year
	Ended	Ended	Months	Ended	Ended
	December	December	Ended May	December	August
	31, 2001	31, 2000	31, 2000	31, 1999	31, 1999

	35.0%	35.0%	35.0%	35.0%	35.0%
Adjust to actual company rate	—	—	(1.0)	(1.0)	(1.0)

Adjusted federal statutory income tax rate	35.0	35.0	34.0	34.0	34.0
State and foreign taxes, net of federal benefit	0.3	(8.5)	(10.2)	(48.6)	—
Non-deductible goodwill amortization	(16.8)	(86.2)	(1.8)	—	—
Valuation allowance	(20.2)	—	—	—	—
Other, net	(1.0)	(0.5)	(4.0)	(1.1)	1.7

	(2.7)%	(60.2)%	18.0%	(15.7)%	35.7%

     Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Components of the income tax provision are as follows (in thousands):

	Liberty Livewire		Todd-AO

		Seven	Five	Four
	Year	Months	Months	Months	Year
	Ended	Ended	Ended	Ended	Ended
	December	December	May 31,	December	August 31,
	31, 2001	31, 2000	2000	31, 1999	1999

Current – domestic	$(1,492)	$(11,487)	$—	$(420)	$312
Deferred – domestic	12,137	(282)	(633)	122	(1,029)

Domestic	10,645	(11,769)	(633)	(298)	(717)
Current – foreign	923	2,295	646	433	2,114
Deferred – foreign	—	13,153	(454)	—	(667)

Foreign	923	15,448	192	433	1,447

	$11,568	$3,679	$(441)	$135	$730

     Components of pre-tax income (loss) are as follows (in thousands):

	Liberty Livewire		Todd-AO

		Seven	Five	Four
	Year	Months	Months	Months	Year
	Ended	Ended	Ended	Ended	Ended
	December	December	May 31,	December	August 31,
	31, 2001	31, 2000	2000	31, 1999	1999

Domestic	$(425,294)	$(11,714)	$(2,456)	$(853)	$(2,179)
Foreign	573	5,600	340	1,437	4,222

	$(424,721)	$(6,114)	$(2,116)	$584	$2,043

     The Company filed its own consolidated federal income tax return up to June 8, 2000. Commencing June 9, 2000, the Company was included in the consolidated tax return of AT&T through August 10, 2001. Beginning August 11, 2001, the Company is included in the consolidated tax return of Liberty Media and is party to a Tax Liability Allocation and Indemnification Agreement (the “Tax Sharing Agreement”) entered into with Liberty Media, as described in Note 15. The income tax provision is calculated as if the Company was a separate taxpayer.

     Components of deferred tax assets and liabilities as of December 31, are as follows (in thousands):

	2001	2000

Current assets
Accounts receivable reserves	$3,147	$2,648
Accrued liabilities	5,497	5,240
Other	497	304

	9,141	8,192
Non current assets
Net operating loss carryforwards	56,504	17,937
Impairment reserves	52,599	—
Other	3,569	9,920

	112,672	27,857
Total deferred tax assets, gross	121,813	36,049

Valuation allowance	(96,556)	(2,726)

Total deferred tax assets, net	25,257	33,323

Current liabilities
Prepaid expenses	(690)	(895)
Other	(3,445)	(2,555)

	(4,135)	(3,450)

Non current liabilities
Depreciation	(9,793)	(8,603)
Identifiable intangibles	(11,329)	(21,121)
Other	—	(2,364)

	(21,122)	(32,088)

Total deferred tax liabilities	(25,257)	(35,538)

Net deferred tax liability	$—	$(2,215)

     At December 31, 2001, the Company has $141.0 million and $113.7 million in net operating loss carryforwards for federal and state tax purposes, respectively. These net operating losses begin to expire, for federal purposes, as noted in the following table (in thousands):

Years	Expiring NOL's

2005 – 2010	$17,101
2011 – 2015	9,990
2016 – 2020	63,446
2021	50,485

$141,022

     The state NOL’s begin expiring in 2002 and continue through 2020. In addition, the Company has approximately $600,000 and $1.4 million of income tax credits for federal and state purposes, respectively, with no expiration date.

     On the date of acquisition, the Company’s net operating loss carryforwards of $59.0 million were subject to the change in control provisions of Internal Revenue Code Section 382. The limitations on the net operating loss carryforwards do not have a significant impact on the availability and utilization of the losses.

     During the current year, management has determined that it is more likely than not that the Company will not realize the tax benefits associated with its cumulative net operating loss carryforwards and impairment reserves, and as such, the Company has increased its valuation allowance for federal and state purposes. The net change in the total valuation allowance for the year ended December 31, 2001, was an increase of $93.8 million.

     Subsequent recognition of any tax benefits relating to the December 31, 2001 valuation allowance for deferred tax assets will be allocated as follows (in thousands):

     Income tax benefit that would be reported in:

Consolidated statement of operations	$93,064
Goodwill	3,492

$96,556

     Undistributed earnings of certain foreign subsidiaries aggregated $16.6 million on December 31, 2001, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been, or are intended to be, indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

9. STOCKHOLDERS’ EQUITY

     On June 9, 2000, in connection with the Todd Merger, the Company amended its Certificate of Incorporation (the “Restated Certificate of Incorporation”). Under the prior certificate of incorporation, the Company was authorized to issue 37,000,000 shares of capital stock, consisting of 30,000,000 shares of Class A Common Stock (“Old Class A Stock”), 6,000,000 shares of Class B Common Stock (“Old Class B Stock”) and 1,000,000 shares of preferred stock. Under the Restated Certificate of Incorporation, the total number of shares of capital stock authorized to be issued was increased to 405,000,000; 400,000,000 of the authorized shares are designated common stock and 5,000,000 are designated preferred stock. As of December 31, 2001, no shares of the Company’s preferred stock had been issued. Of the total amount of authorized common stock, 300,000,000 shares have been designated as Class A Common Stock and 100,000,000 shares have been designated as Class B Common Stock. All the shares of common stock and preferred stock have a par value of $0.01 per share. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share. In all other respects, the Class A and B Common Stock are substantially identical and have equal rights and privileges, except that shares of Class B Common Stock are convertible into shares of Class A Common Stock, on a one-to-one basis, at the option of the holder at any time. On June 9, 2000, pursuant to the Restated Certificate of Incorporation, each outstanding share of Old Class A Stock was converted into or reconstituted as 0.4 shares of Class A Common Stock and each outstanding share of Old Class B Stock was converted into or reconstituted as 0.6 shares of Class B Common Stock.

10. STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     On December 19, 2001, our stockholders approved the 2001 Incentive Plan (the “2001 Incentive Plan”) and the 2000 Nonemployee Director Stock Option Plan (the “2000 Nonemployee Director Plan”), which had been previously adopted by the Board of Directors (the “Board”) on August 6, 2001.

     The 2001 Incentive Plan provides for the granting of non-qualified or incentive stock options, performance awards, stock appreciation rights, restricted shares, and stock units. Under the 2001 Incentive Plan, the maximum number of shares of common stock with respect to which awards may be granted during the term of the 2001 Incentive Plan is of 7,000,000. Stock options under the 2001 Incentive Plan have a maximum term of ten years and vest over a five-year period commencing at the grant date. On August 6, 2001, the Company granted 5,997,500 stock options to certain employees and members of the Board. On November 8, 2001, the Company cancelled 2,185,000 stock options issued to certain executives and granted 2,185,000 stock options. On December 7, 2001, the Company cancelled 597,500 stock options issued to certain employees and granted 702,500 stock options. There was no accounting impact related to the cancellation of the stock options during the year, as the option prices were not changed.

     The 2000 Nonemployee Director Plan provides that an automatic grant of non-qualified stock options to purchase 15,000 shares of the Company’s Class A Common Stock shall be granted to (i) each nonemployee director who was a director as of November 28, 2000 on a grant date of November 28, 2000; and (ii) each individual who becomes a nonemployee director after November 28, 2000 upon his or her appointment to the Company’s board of directors. Stock options under the 2000 Nonemployee Director Plan have an exercise price equal to the fair market value of the Company’s Class A Common Stock on the date of grant, have a maximum term of ten years and vest ratably over a five-year period commencing on the grant date. As of December 31, 2001, there were 45,000 options granted under the 2000 Nonemployee Director Plan.

     Through December 31, 2000, the Company had five stock option plans: The 1986, 1994, 1995, and 1997 Stock Option Plans and the 1998 Stock Incentive Plan. No stock options or shares were issued from the 1998 plan. These plans provided for the granting of either non-qualified or incentive stock options at not less than 85% and 100% of the market value of the stock on the date of the grant. Options generally became exercisable in installments commencing as of the beginning of a fiscal year near the date of grant.

     Pursuant to the Todd Merger on June 9, 2000, as described in Note 1, each outstanding Todd-AO stock option under all plans became fully vested and was converted into a rollover option to purchase 0.5 shares of Liberty Media and 0.4 shares of a Liberty Livewire Class A Common Stock. These converted options automatically expired on December 9, 2000, six months from the acquisition date of June 9, 2000.

     A Stock Option Fulfillment Agreement (“Agreement”) was executed between Liberty Media and Liberty Livewire as of June 10, 2000 to create a mechanism for Liberty Livewire to fulfill its obligations under the rollover options as they pertain to shares of Liberty Media. Pursuant to the Agreement, Liberty Livewire purchased Liberty Media stock on the open market to fulfill the 0.5 Liberty Media share portion of the options exercised. To fund such purchases, Liberty Media contributed cash to Liberty Livewire equal to (i) the number of Liberty Media shares delivered pursuant to the rollover option elections times (ii) the average of the high and low price per Liberty Media shares during the day the rollover option was exercised (iii) less a pro rata share of proceeds received from the option holder. In consideration for such capital contributions, Liberty Livewire issued shares of Liberty Livewire’s Class B Common Stock in an amount equal to (i) the number of Liberty Media shares deliverable upon exercise, times (ii) 1.2.

     During the seven months ended December 31, 2000, 830,871 Todd-AO converted options were exercised for 332,348 shares of Liberty Livewire Class A Common Stock. For the funding of the Liberty Media shares to the option holders, 296,039 shares of Liberty Livewire Class B Common Stock were issued to Liberty Media valued at $5.1 million as consideration for payments made to Liberty Livewire for the purchase of Liberty Media stock on the open market. A gain of $836,000 has been included in the consolidated statement of operations based on the decrease in Liberty Media stock price between the date of option exercises and the date the Liberty Media shares were purchased by Liberty Livewire on the open market.

     The following table summarizes information about stock option transactions under the 2001 Incentive Plan:

	Shares	Weighted Average Exercise Price

At January 1, 2001	—	$—
Awarded	8,915,000	7.33
Exercised	—	—
Cancelled	(2,782,500)	7.00

At December 31, 2001	6,132,500	$7.48

     The following table summarizes information about stock options outstanding as of December 31, 2001, under the 2001 Incentive Plan:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Years of	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Contractual Life	Price	Options	Price

$7.00	5,615,000	9.7	$7.00	112,500	$7.00
$10.27 to $10.63	130,000	8.7	10.35	—	—
$13.47	387,500	9.6	13.47	387,500	13.47

	6,132,500	9.7	$7.48	500,000	$12.01

     The Company recognized $1.6 million in stock compensation expense during the year ended December 31, 2001 attributable to stock options granted with an exercise price less than the fair market value on the date of grant. There was no stock option compensation expense for other periods presented in the consolidated financial statements.

     The following table presents the number and weighted average exercise price of the Todd-AO Stock Options and the Liberty Livewire and Liberty Media options that were issued in exchange for the Todd-AO options:

	Todd-AO	Liberty Livewire		Weighted
	Stock	Class A Stock	Liberty Media	Average Exercise
	Options	Options	Stock Options	Price

At August 31, 1999	1,199,350	—	—	$6.57
Awarded	17,000	—	—	14.53
Exercised	(183,735)	—	—	7.61
Forfeited	(3,970)	—	—	8.18

At December 31, 1999	1,028,645	—	—	6.50
Awarded	15,000	—	—	10.94
Exercised	(152,318)	—	—	6.56
Forfeited	(41,936)	—	—	6.52

At June 9, 2000	849,391	—	—	6.57
Conversion	(849,391)	339,756	424,696	6.57
Exercised	—	(332,348)	(415,436)	6.46
Forfeited	—	(7,408)	(9,260)	11.40

At December 31, 2000	—	—	—	$—

SFAS No. 123 Accounting for Stock Based Compensation – Stock Options

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Under SFAS No. 123, the estimated fair value of options granted during the year ended December 31, 2001, the five months ended May 31, 2000, four months ended December 31, 1999, and the year ended August 31, 1999, was approximately $48.2 million, $52,000, $77,000, and $490,000, respectively. There were no options granted during the seven months ended December 31, 2000. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%-0.75%, volatility of 25-41%, a risk free interest rate of 5.00% for December 31, 2001, 5.65% for May 31, 2000, 5.12% for the four months ended December 31, 1999, and 4.95% for August 31, 1999 and expected option lives of 5 to 10 years.

     Had the Company accounted for its stock based compensation pursuant to the fair value based accounting method in SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Liberty Livewire		Todd-AO

	Year Ended	Seven Months	Five Months	Four Months	Year Ended
	December 31,	Ended	Ended	Ended	August 31,
	2001	December 31, 2000	May 31, 2000	December 31, 1999	1999

Net income (loss)
As reported	$(436,289)	$(9,793)	$(1,675)	$$449	$1,313
Pro forma	$(440,522)	$(9,793)	$(1,727)	$408	$621
Net income (loss) per share
As reported basic	$(11.52)	$(0.28)	$(0.16)	$0.05	$0.14
Pro forma basic	$(11.64)	$(0.28)	$(0.16)	$0.04	$0.06
As reported diluted	$(11.52)	$(0.28)	$(0.16)	$0.04	$0.13
Pro forma diluted	$(11.64)	$(0.28)	$(0.16)	$0.04	$0.06

     The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years. The weighted average fair value of options granted in 2001 was $6.40 per share.

Stock Appreciation Rights

     Pursuant to the acquisition of 4MC by Liberty Media, each outstanding 4MC stock option was converted into a stock appreciation right (“SARs”) at a ratio 0.32258 shares of Liberty Media stock for each 1.0 share of 4MC stock. Upon the election to exercise, holders of vested SARs have the option of receiving any net cash appreciation of Liberty Media stock over the exercise price in cash or shares of Liberty Media stock. The following table presents the number and weighted average exercise price of SARs to purchase Liberty Media stock for the year ended December 31, 2001 and the seven months ended December 31, 2000.

	Number of SARs	Weighted Average Exercise Price

Converted at June 9, 2000	3,856,112	$12.50
Exercised	(591,839)	11.59

At December 31, 2000	3,264,273	12.66
Exercised	(53,308)	12.66

At December 31, 2001	3,210,965	$12.66

     Summarized information about the outstanding SARs at December 31, 2001 is as follows:

	Outstanding			Exercisable

		Weighted
		Average Remaining	Weighted		Weighted
Range of Exercise	Number of	Years of	Average Exercise	Number of	Average Exercise
Prices	SARs	Contractual Life	Price	SARs	Price

$0.53	5,998	4.8	$0.53	5,998	$0.53
$10.08 to $12.98	2,733,692	6.8	12.33	2,487,079	12.32
$13.37 to 15.50	471,275	6.5	14.77	348,224	14.79

	3,210,965	6.7	$12.66	2,841,301	$12.60

     The accrued expense for SARs recorded by Liberty Media at the acquisition of 4MC was $52.9 million. The accrued expense at June 9, 2000, assumed under the Contribution Agreement between Liberty Media and the Company was $30.8 million. The accrued expense was $3.2 million and $1.0 million as of December 31, 2001 and December 31, 2000, respectively. The consolidated statement of operations for the year ended December 31, 2001 includes a non-cash charge of $2.3 million and the seven months ended December 31, 2000 reflects non-cash income of $29.6 million due to the changes in the stock price underlying the SARs.

     Upon delivery of an exercise notice to the Company by a participant in the option plan, the Company forwards such notice to Liberty Media. Liberty Media processes the exercise notice. If the participant has elected a cash settlement for the options, Liberty Media will remit funds equivalent to the difference between the Liberty Media share price established by a ten-day trailing average as of the day prior to the exercise and the exercise price for the participant’s options multiplied by the number of shares exercised. If the participant elects to receive Liberty Media shares directly, the participant will remit to the Company a payment equivalent to the exercise price for the participant’s options multiplied by the number of shares exercised. Liberty Media will issue shares directly to the participant equivalent to the number of shares exercised.

Unearned Stock Compensation

     Pursuant to the Todd Merger, the Company entered into a consulting agreement with an executive of Todd-AO. The consulting agreement provides for the grant of 150,000 options of Liberty Media stock that vest 50,000 per year over three years beginning June 9, 2000. The fair value of the stock options recorded as unearned stock compensation on the date of the Todd Merger was $2.9 million. During the year ended December 31, 2001 and the seven months ended December 31, 2000, the Company recorded $216,000 and $127,000 of stock compensation expense, respectively, based on the fluctuation in the stock price underlying the options. The unearned stock compensation balance was adjusted to approximately $94,000 and $273,000 as of December 31, 2001 and December 31, 2000, respectively.

Earnings Per Share

     Under SFAS No. 128, basic EPS is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method.

     As a result of losses, convertible subordinated notes, warrants and stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive are as follows: 29,251,674 for the year ended December 31, 2001, 11,745,357 for the seven months ended December 31, 2000, 849,391 for the five months ended May 31, 2000 and 1,008,341 for the year ended August 31, 1999.

11. EMPLOYEE BENEFIT PLANS

     The Company offers a 401(k) defined contribution plan covering most of its full-time domestic employees not covered by employees eligible to participate in the Motion Picture Industry Pension and Health Plan (“MPIPHP”), a multi-employer defined benefit pension plan. Contributions to the MPIPHP are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company also sponsors a Pension Plans for eligible employees of its Foreign Subsidiaries. Employer contributions are determined by the Company’s Board. The Plans are funded by employee and employer contributions. Total pension plan expenses for the periods presented were as follows (in thousands):

	Liberty Livewire		Todd-AO

		Seven		Four
	Year	Months	Five	Months	Year
	Ended	Ended	Months	Ended	Ended
	December	December	Ended	December	August 31,
	31, 2001	31, 2000	May 31, 2000	31, 1999	1999

MPIPH	$2,700	$297	$212	$229	$687
U.S. 401(k)	1,717	260	185	162	485
Foreign Plans	1,175	532	380	91	273

	$5,592	$1,089	$777	$482	$1,445

12. COMMITMENTS AND CONTINGENCIES

     Future minimum lease payments under scheduled operating leases that have initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year Ended December 31,

2002	$27,700
2003	24,900
2004	19,800
2005	18,800
2006	16,800
Thereafter	47,700

$155,700

     Rent expense for noncancellable operating leases for real property and equipment was $28.4 million, $13.9 million, $2.7 million and $8.2 million for the year ended December 31, 2001, the combined year ended December 31, 2000, the four months ended December 31, 1999 and the year ended August 31, 1999, respectively. Various lease arrangements contain options to extend terms and are subject to escalation clauses.

     At December 31, 2001, the Company is committed to compensation under long-term employment agreements with its named executive officers as follows: 2002, $825,000 and 2003, $825,000.

     The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

13. HEDGING ACTIVITIES

     The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company has interest-rate related derivative instruments to manage its exposure to fluctuations in interest rates. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The counterparties to the Company’s contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by its counterparties.

     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with an interest-rate contract is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to floating-rate liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

     The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

     At December 22, 2000, the Company entered into an interest rate swap agreement to manage variations in cash flows resulting from interest rate risk. This swap changed a portion of the Company’s variable-rate cash flow exposure on the debt obligations to fixed cash flows (“Variable to Fixed Swap”). Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby synthetically creating the equivalent of fixed-rate debt. The Company amended the contractual terms of the Variable to Fixed Swap several times throughout the year and each amended Variable to Fixed Swap has been accounted for as a separate cash flow hedge. Each of the Variable to Fixed Swaps were formally designated as cash flow hedge instruments until the Company de-designated the contracts as hedge instruments on November 1, 2001. Subsequent to de-designation, the contracts have been accounted for as freestanding derivative instruments and changes in fair value have been reflected in earnings. At November 1, 2001, the Company also entered into interest rate swap agreements in which the Company receives fixed interest rate payments and pays variable interest rate payments (“Fixed to Variable Swaps”).

     Changes in the fair value of the interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income (“AOCI”). As a result of the de-designation of the hedge on November 1, 2001, the accumulated balance included in AOCI will be reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings.

     Changes in the fair value of freestanding interest rate swaps are reported within the statements of operations as other income or expense. Cash payments or receipts due upon the contractual settlement of the swaps are recorded as interest expense. No cash flow hedge ineffectiveness arose from differences between the critical terms of the interest rate swap and the hedged debt obligations during the ten months the Variable to Fixed Swaps were designated as a hedge. As of December 31, 2001, $6.2 million of losses on the Variable to Fixed Swaps included in AOCI was charged to interest expense with another $6.4 million to be recorded during fiscal 2002. The losses will be reclassified to interest expense as interest payments are made throughout the original terms of the Variable to Fixed Swaps. Additionally, the Company has recognized $2.1 million as other expense for changes in the fair value of the swaps since November 1, 2001, date of de-designation and execution of the Fixed to Variable Swaps.

14. BUSINESS SEGMENT INFORMATION

     During the quarter ended June 30, 2001, the Company changed the manner in which it reports operating segments. The Company’s business units have been aggregated into three reportable segments: the Pictures Group, the Media Group, and the Networks Group, which were formally referred to as Content Preparation, Content Management and Content Distribution, respectively. Corporate related items and unallocated income and expenses are reflected in the Corporate and Other column listed below. Additionally, Corporate and Other includes the results of the Company’s Interactive Media business – a new and developing business initiative. The European operations, for which the Company previously maintained a separate segment and management structure, have been grouped according to function within the Company’s three reportable segments.

     The Pictures Group is comprised of the Company’s Entertainment Television, Commercial Television and Audio divisions, which earn revenues by providing services necessary to complete the creation of original content including feature films, television shows, television commercials, music videos, promotional and identity campaigns and corporate communications programming. The Media Group provides services necessary to facilitate the global maintenance, management and distribution of existing content libraries; access to physical and virtual content, restoration and preservation of damaged content and creation of high resolution professional masters from original camera negative for global home, broadcast, pay-per-view and emerging new media channels. The Networks Group provides services necessary to assemble and distribute programming for cable and broadcast networks via fiber, satellite and the Internet to viewers in North America, Europe and Asia. Additionally, the Networks Group includes the results of the Company’s Bandwidth Management initiative, a new and developing business.

     The Company’s management identified its reportable segments based upon the following factors: (1) the Company’s Chief Operating Decision Maker (Chief Executive Officer) reviews the results of operations for each of the following segments and each Group President accountable for results, (2) a Group President’s overall compensation is based upon the related segment’s results, and (3) the Company’s organizational structure contains senior executives that oversee all of these segments.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies and are consistent with GAAP. The Company evaluates performance based upon several factors, including segment income (loss) before income taxes, interest, depreciation and amortization of intangibles.

     The Company believes that EBITDA is an important measure of our financial performance. “EBITDA” is defined as earnings before interest, taxes, depreciation and amortization, excluding gains and losses on asset sales and unusual charges such as restructuring, integration and impairment. The Company’s investments in new infrastructure, machine capacity, technology and goodwill arising from its significant acquisition activity have produced a relatively high depreciation and amortization expense and have historically been a significant annual non-cash charge to earnings. EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, is widely used as a measure of cash flow available to pay interest and repay debt, and, to the extent available after debt service and other required uses, to make acquisitions or invest in capital equipment and new technologies. As a result, the Company intends to report EBITDA as a measure of financial performance. EBITDA does not represent cash generated from operating activities in accordance with GAAP and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect that portion of its capital expenditures that may be required to maintain its market share, revenues and leadership position in its industry. Moreover, not all EBITDA will be available to pay interest or repay debt. The Company’s presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. Certain reclassifications have been made to the prior periods reported herein to conform to the current period’s presentation.

     Summarized financial information concerning the Company’s reportable segments is shown in following tables (in thousands):

				Corporate &
Liberty Livewire	Pictures Group	Media Group	Networks Group	Other	Total

Year Ended December 31, 2001
Revenues from external customers	$332,921	$104,063	$155,550	$198	$592,732
EBITDA	64,369	30,967	48,969	(38,562)	105,743
Capital expenditures	39,746	12,084	11,648	10,227	73,705
Depreciation and amortization	67,887	16,475	34,563	9,678	128,603
Total assets	$450,905	$169,514	$277,929	$21,343	$919,691

				Corporate &
Liberty Livewire	Pictures Group	Media Group	Networks Group	Other	Total

Seven Months Ended December 31, 2000
Revenues from external customers	$177,808	$46,676	$28,615	$—	$253,099
EBITDA	38,178	13,704	3,194	(20,314)	34,762
Capital expenditures	55,686	3,663	10,358	6,993	76,700
Depreciation and amortization	30,778	6,285	5,819	8,663	51,545
Total assets	$577,341	$216,355	$348,774	$33,375	$1,175,845

				Corporate &
Todd-AO	Pictures Group	Media Group	Networks Group	Other	Total

Five Months Ended May 31, 2000
Revenues from external customers	$43,163	$10,080	$—	$—	$53,243
EBITDA	5,449	2,071	—		7,520
Capital expenditures	3,449	589	—	—	4,038
Depreciation and amortization	5,776	1,149	—	—	6,925
Total assets	$128,263	$31,185	$—	$—	$159,448

				Corporate &
Todd-AO	Pictures Group	Media Group	Networks Group	Other	Total

Four Months Ended December 31, 1999
Revenues from external customers	$34,834	$8,427	$—	$—	$43,261
EBITDA	4,899	2,344	—	(329)	6,914
Capital expenditures	3,615	701	—	—	4,316
Depreciation and amortization	3,895	921	—	—	4,816
Total assets	$128,793	$33,211	$—	$—	$162,004

				Corporate &
Todd-AO	Pictures Group	Media Group	Networks Group	Other	Total

Year Ended August 31, 1999
Revenues from external customers	$94,384	$24,133	$—	$—	$118,517
EBITDA	14,059	6,074	—		20,133
Capital expenditures	16,671	6,505	—	—	23,176
Depreciation and amortization	10,193	2,636	—	—	12,829
Total assets	$120,218	$32,962	$—	$—	$153,180

     The following table reconciles the Company’s consolidated net income (loss) to segment EBITDA (in thousands):

	Liberty Livewire		Todd-AO

	Year		Five	Four	Year
	Ended December 31,	Seven Months Ended	Months Ended May	Months Ended	Ended August 31,
	2001	December 31, 2000	31, 2000	December 31, 1999	1999

Net income (loss)	$(436,289)	$(9,793)	$(1,675)	$449	$1,313
Add:
Change in accounting principle, net of income tax benefit	—	—	—	—	293
Depreciation and amortization	128,603	51,545	6,925	4,816	12,829
Non-cash compensation expense (income)	4,293	(29,577)	—	—	—
Impairment of long-lived assets	307,932	—	—	—	—
Restructuring and other charges	5,558	—	—	—	788
Interest expense, net	63,119	19,132	1,641	1,384	3,617
Other expense (income), net	10,974	(872)	1,070	130	413
Non-recurring costs	9,985	648	—	—	—
Provision (benefit) for income taxes	11,568	3,679	(441)	135	880

EBITDA	$105,743	$34,762	$7,520	$6,914	$20,133

     Information as to the Company’s operations in different geographic areas is as follows (in thousands):

	Liberty Livewire		Todd-AO

	Year		Five	Four	Year
	Ended December 31,	Seven Months Ended	Months Ended May	Months Ended	Ended August 31,
	2001	December 31, 2000	31, 2000	December 31, 1999	1999

Revenues
United States	$469,045	$185,520	$38,865	$30,456	$79,330
United Kingdom	100,651	59,332	14,378	12,805	39,187
Mexico	3,812	2,649	—	—	—
Asia	19,224	5,598	—	—	—

	$592,732	$253,099	$53,243	$43,261	$118,517

Net income (loss)
United States	$(435,261)	$(14,383)	$(1,823)	$(555)	$(1,462)
United Kingdom	(7,638)	3,720	148	1,004	2,775
Mexico	523	442	—	—	—
Asia	6,087	428	—	—	—

	$(436,289)	$(9,793)	$(1,675)	$449	$1,313

Assets
United States	$709,790	$1,001,816	$111,430	$111,116	$106,258
United Kingdom	122,081	152,892	48,018	50,888	46,922
Mexico	9,435	5,232	—	—	—
Asia	78,385	15,905	—	—	—

	$919,691	$1,175,845	$159,448	$162,004	$153,180

15. RELATED PARTY TRANSACTIONS

     In connection with the Todd Merger, as described in Note 1, Liberty Livewire and Liberty Media entered into the Liberty Subordinated Credit Agreement, which was amended and restated on December 22, 2000. Pursuant to the agreement Liberty Media agreed to make subordinated convertible loans to Liberty Livewire of $206.2 million, for the funding of several acquisitions. The Convertible Subordinated Notes are convertible at the option of Liberty Media, at any time prior to maturity, into shares of Liberty Livewire’s Class B Common Stock at a conversion price of $10.00 per share. The Convertible Subordinated Notes are unsecured senior subordinated obligations, ranking junior to Liberty Livewire’s Senior Credit Agreement with its institutional lenders. The notes bear interest at 10% per annum, payable quarterly in arrears either in cash, shares of Liberty Livewire’s Class B Common Stock or a combination thereof, at Liberty Livewire’s discretion, subject to certain limits. To the extent interest is paid in shares of Class B Common Stock, such shares will be valued at 95% of the trailing ten-day average closing price of the Class A Common Stock of Liberty Livewire on the interest payment date.

     Liberty Livewire is party to an agreement dated April 13, 2000 with HyperTV Networks, Inc., a subsidiary of ACTV. ACTV is a digital media company that provides technical and creative services, tools and proprietary applications for digital television and enhanced media. HyperTV is a suite of patented processes that enhance a television program or advertisement with related and synchronized content delivered through the Internet. Under the joint marketing agreement, and by virtue of the assumption of the rights under that agreement, we received the non-exclusive right to use certain patented technologies of ACTV in providing turnkey convergence services, including application hosting, web authorizing services, data management, e-commerce and other value-added services for advertisers, television programmers, studios and networks. In accordance with certain provisions of the agreement, ACTV was granted a warrant to acquire 2,500,000 shares of our Class A Common Stock, at an exercise price of $30.00 per share. The warrant, which expires June 2015 and includes registration rights, vests ratably over a five year period beginning April 13, 2001.

     The Company filed its own consolidated federal income tax return up to June 8, 2000. Commencing June 9, 2000, the Company was included in the consolidated tax return of AT&T through August 10, 2001. Beginning August 11, 2001, the Company is included in the consolidated tax return of Liberty Media and beginning November 2000 is party to a Tax Liability Allocation and Indemnification Agreement entered into with its parent, Liberty Media (the “Tax Sharing Agreement”).

     Under the Tax Sharing Agreement, we are obligated to make a cash payment to Liberty Media in each year that we (taken together with all of our domestic subsidiaries) generate positive taxable income measured on a separate basis. The amount of the payment would be equal to the amount of that positive taxable income multiplied by the highest corporate tax rate in effect. If, when treated as a separate group, we generate a net operating loss or are entitled to a net tax credit for a particular year, and Liberty Media is able to utilize such losses or credits to reduce its tax liability for any year, we would become entitled to a benefit against future payments to Liberty Media under the agreement. If we become disaffiliated from Liberty Media (i.e., if the value or voting power of Liberty Media’s stock ownership of us were to drop below 80%) prior to the time that we are able to utilize such benefits, we would be entitled to a payment from Liberty Media at the earlier of the time that we show we could have utilized the net operating loss carryforward or net tax credit to reduce our own separately computed tax liability or the value or voting power of Liberty Media’s stock ownership of us drops below 20%.

     The Company purchases corporate, general, property and hazard insurance with Liberty Media and its other subsidiaries under combined policies and reimburses Liberty Media for a pro rata allocation of the associated costs. The expenses allocated from Liberty Media to us for such services, in the aggregate, totaled approximately $4.2 million during fiscal year 2001. In addition, our fiscal year 2001 statement of operations includes a $450,000 management fee charged to us by Liberty Media.

16. QUARTERLY FINANCIAL DATA

     The following table presents our quarterly financial data for the year ended December 31, 2001 (in thousands):

	March 31	June 30	September 30	December 31

Net revenues	$154,303	$147,702	$142,648	$148,079
Gross profit	62,663	55,383	52,723	51,772
Impairment charges	—	—	—	307,932
Restructuring charges	—	—	—	5,558
Net loss	(13,494)	(31,051)	(18,376)	(373,368)
Net loss per share – basic and diluted	$(0.36)	$(0.81)	$(0.48)	$(9.58)

     The following table presents financial data for five months ended May 31, 2000, the four months ended September 30, 2000 and the quarter ended December 31, 2000 (in thousands):

	Todd-AO	Liberty Livewire

	May 31	September 30	December 31

Net revenues	$53,243	$127,307	$125,792
Gross profit	16,680	44,186	47,280
Net loss	(1,675)	(8,778)	(1,015)
Net loss per share – basic and diluted	$(0.16)	$(0.27)	$(0.03)

     Aggregate per share amounts for each quarter may differ from the annual totals as each quarter is independently calculated.

SCHEDULE II

LIBERTY LIVEWIRE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

		Column	Column
		C	D		Column
	Column	Additions	Additions		F
	B	Charged	Acquired or	Column	Balance
	Balance at	(Credited) to	Charged to	E	at
Column	Beginning	Costs and	Other	Deductions	End of
A	of Period	Expenses	Accounts	and Other	Period

Allowance for doubtful accounts:
Year ended August 31, 1999	$1,768	$(650)	$94 (a)	$3	$1,215

Four months ended December 31, 1999	$1,215	$96	$—	$77	$1,388

Five months ended May 31, 2000	$1,388	$(149)	$—	$—	$1,239

Seven months ended December 31, 2000	$1,239	$493	$3,835 (b)	$—	$5,567

Year ended December 31, 2001	$5,567	$5,763	$684 (c)	$(63)	$11,951

(a)	Balance acquired in acquisition of Sound One.

(b)	Balance acquired in acquisition of 4MC — $2,907,000, Soundelux — $240,000 and Soho -$688,000.

(c)	Balance acquired in acquisition of GWNS — $654,000 and LNS - $30,000.