Form 10-Q
period 2002-03-31
LIBERTY LIVEWIRE CORP
filed 2002-05-15
CIK 61442

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002 OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________

Commission file number 0-1461

LIBERTY LIVEWIRE CORPORATION

(Exact name of registrant as specified in its charter)

State of Delaware	13-1679856

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Broadway, Fifth Floor Santa Monica, CA	90401

(Address of principal executive offices)	(Zip Code)

(310) 434-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [   ]

The number of shares of common stock outstanding at May 1, 2002 was 5,320,465 Class A Common Stock and 35,272,649 Class B Common Stock.

LIBERTY LIVEWIRE CORPORATION

Report on Form 10-Q for the Three Months Ended March 31, 2002

LIBERTY LIVEWIRE CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$14,938	$23,433
Trade receivables, net of allowance for doubtful accounts of $10.2 million and $12.0 million, at March 31, 2002 and December 31, 2001, respectively	89,147	96,696
Inventories	4,027	4,016
Deferred income taxes, net	3,922	5,006
Prepaid deposits and other	13,584	14,237

Total current assets	125,618	143,388

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $158.5 million and $147.8 million, at March 31, 2002 and December 31, 2001, respectively	314,956	316,077
Goodwill and identifiable intangible assets, net	428,046	448,909
Other assets, net	11,248	11,317

Total assets	$879,868	$919,691

Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$18,331	$19,129
Accounts payable	35,244	38,906
Accrued expenses and other liabilities	64,274	76,345
Due to parent company, net	4,161	5,439

Total current liabilities	122,010	139,819

Long-term debt and capital lease obligations	422,715	424,556
Convertible subordinated notes, net	184,664	183,685
Deferred income taxes, net	4,236	5,006
Other liabilities	12,662	13,177

Total liabilities	746,287	766,243

Commitments and contingencies
Stockholders’ Equity:
Common Stock:
Class A; authorized 300,000,000 shares of $0.01 par value; 5,335,530 issued; 5,319,279 and 5,334,022 outstanding at March 31, 2002 and December 31, 2001, respectively	53	53
Class B; convertible, authorized 100,000,000 shares of $0.01 par value; 35,272,649 and 34,393,330 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	353	344
Additional paid-in capital	623,826	617,933
Treasury stock; 16,251 and 1,508 shares, at cost, at March 31, 2002 and December 31, 2001, respectively	(124)	(28)
Accumulated deficit	(472,448)	(446,082)
Other	(406)	(1,356)
Accumulated other comprehensive loss	(17,673)	(17,416)

Total stockholders’ equity	133,581	153,448

Total liabilities and stockholders’ equity	$879,868	$919,691

See notes to condensed consolidated financial statements.

LIBERTY LIVEWIRE CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended
	March 31,

	2002	2001

Net revenues	$135,383	$154,303
Cost of services	81,687	91,640

Gross profit	53,696	62,663

Operating expenses:
Selling, general and administrative	31,627	30,994
Depreciation and amortization	17,315	30,746
Non-cash compensation (income) expense	(903)	5,129

Total operating expenses	48,039	66,869

Income (loss) from operations	5,657	(4,206)

Interest expense, net	15,632	13,590
Other (income) expense, net	(3,621)	126

Loss before income taxes and change in accounting principle	(6,354)	(17,922)
Income tax benefit	(215)	(4,428)

Loss before change in accounting principle	(6,139)	(13,494)
Change in accounting principle, net of income tax benefit	(20,227)	—

Net loss	$(26,366)	$(13,494)

Weighted average number of common and common equivalent shares outstanding:
Basic and diluted	39,742,265	37,003,316
Net loss per common share — basic and diluted
Loss before change in accounting principle	$(0.15)	$(0.36)
Change in accounting principle	(0.51)	—

Net loss per common share	$(0.66)	$(0.36)

See notes to condensed consolidated financial statements.

LIBERTY LIVEWIRE CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,

	2002	2001

Net cash flows provided by operating activities	$11,981	$5,616

Cash flows from investing activities:
Proceeds from sales of marketable securities and investments	—	4,471
Capital expenditures	(15,893)	(15,708)
Acquisitions, net	—	(108,166)
Other, net	—	(36)

Net cash flows used in investing activities	(15,893)	(119,439)

Cash flows from financing activities:
Borrowings of long-term debt	—	15,000
Payments of long-term debt and capital lease obligations	(2,651)	(2,249)
Borrowings under convertible subordinated notes, net	—	95,801
Other, net	(96)	(85)

Net cash flows provided by (used in) financing activities	(2,747)	108,467

Effect of exchange rate changes on cash	(1,836)	(611)

Net decrease in cash and cash equivalents	(8,495)	(5,967)
Cash and cash equivalents at beginning of period	23,433	19,466

Cash and cash equivalents at end of period	$14,938	$13,499

See notes to condensed consolidated financial statements.

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business

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

     The Company’s assets and operations are primarily comprised of the historical business of the Company, formally known as The Todd-AO Corporation, and ten companies acquired during 2001 and 2000: Four Media Company (“4MC”); Virgin Media Group Limited (“Virgin”); Soundelux, the sound post-production and certain related businesses of SounDelux Entertainment Group of Delaware, Inc. (“Soundelux”); Triumph Communications, Inc. (“Triumph”); Video Services Corporation (“VSC”); Group W Network Services, including 100% of the capital stock of Asia Broadcast Centre Pte. Ltd. and Group W Broadcast Pte. Ltd. (collectively, “GWNS”); Livewire Network Services, LLC (“LNS”); Soho Group Limited (“Soho”); Visiontext Limited (“Visiontext”); and Cinram-POP DVD Center LLC (“Cinram-POP”). The combination and integration of the acquired entities allows the Company to offer its clients a complete range of services, from image capture to “last mile” delivery.

2. Basis of Presentation

     The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of those of a normal recurring nature) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions and accounts.

3. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

     Effective January 1, 2002, the Company adopted SFAS No. 142 and in accordance with its provisions, the Company recorded a transitional impairment charge of $20.2 million against goodwill held at the Entertainment Television reporting unit which is part of the Company’s Pictures Group. The charge has been reflected as a cumulative effect of a change in accounting principle in the three months ended March 31, 2002. Fair value of each reporting unit was obtained through an outside valuation consultant. The consultant used both the income approach and market approach in determining fair value.

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     As of March 31, 2002, the Company’s goodwill and other intangible assets with indefinite lives totaled $420.7 million, including $419.0 of goodwill and $1.7 million of tradenames. The following table presents the changes in goodwill allocated to the reportable segments during the first three months of fiscal year 2002 (in thousands):

	Pictures	Media	Networks	Total

Balance as of December 31, 2001	$201,061	$83,451	$137,158	$421,670
Transitional impairment charge	(20,227)	—	—	(20,227)
Reclassification of acquired assembled workforce	8,767	4,261	4,482	17,510
Adjustments	—	—	1,024	1,024
Effect of foreign exchange rates	(506)	(237)	(251)	(994)

Balance as of March 31, 2002	$189,095	$87,475	$142,413	$418,983

     The following table presents identifiable intangible assets that are subject to amortization and estimated future amortization under the provisions of SFAS No. 142 as of March 31, 2002 (in thousands):

Intangible assets subject to amortization
Employment agreements	$8,188
Non-compete agreements	3,414

11,602
Accumulated amortization	(4,233)

$7,369

Estimated amortization expense
2002	$2,309
2003	2,309
2004	2,309
2005	1,109

8,036
Less: Amortization for the three months ended March 31, 2002	(667)

$7,369

     The Company has ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of fiscal year 2002. As a result, for the three months ended March 31, 2002, the Company did not recognize $6.7 million of amortization expense that would have been recognized had the previous standards been in effect. The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the first quarter of fiscal year 2001 (amounts in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

Reported net loss	$(26,366)	$(13,494)
Amortization of goodwill	—	7,901
Amortization of acquired assembled workforce intangible assets	—	1,512
Income tax effect	—	(1,331)

Net adjustments	—	8,082

Adjusted net loss	$(26,366)	$(5,412)

Reported net loss per share — basic and diluted	$(0.66)	$(0.36)

Adjusted net loss per share — basic and diluted	$(0.66)	$(0.15)

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a single accounting model for the impairment or disposal of long-term assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121 and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company’s adoption of SFAS No. 144, effective January 1, 2002, did not have a material impact on its results of operations and financial position.

4. Acquisitions

     On February 1, 2001, the Company acquired GWNS from Viacom, Inc. and certain of its subsidiaries. On August 23, 2001, the Company acquired from Cinram U.S. Holdings, Inc. the 51% interest in Cinram-POP that it did not already own. On September 6, 2001, the Company acquired the remaining 99% interest in LNS that it did not already own, thereby acquiring the operations of Ascent Network Services.

     In accordance with the requirements of SFAS No. 141, Business Combinations, the following unaudited pro forma interim consolidated financial information is presented as if each acquisition was consummated on January 1, 2001. The unaudited pro forma interim information includes the results of operations for the period prior to the acquisitions, adjusted for depreciation and amortization of assets, interest expense on borrowings incurred to fund the acquisitions, and income taxes. The unaudited pro forma information is not necessarily indicative of the results of operations had these events actually occurred on January 1, 2001, nor is it necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

Net revenues	$135,383	$163,208

Loss before change in accounting principle	$(6,139)	$(14,575)

Net loss	$(26,366)	$(14,575)

Loss per common share before change in accounting principle — basic and diluted	$(0.15)	$(0.39)

Net loss per common share — basic and diluted	$(0.66)	$(0.39)

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Comprehensive Income

     Comprehensive income is defined as all changes in shareholders’ equity, except those resulting from investments by or distributions to shareholders. The Company’s comprehensive income is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(26,366)	$(13,494)
Unrealized gain on available for sale securities	—	1,883
Unrealized loss on cash flow hedge	—	(4,093)
Loss on foreign currency translation	(2,273)	(1,610)
Reclassification adjustment for realized gains on available for sale securities	—	(276)
Reclassification adjustment for amortization of loss on cash flow hedge	2,016	—

Net loss recognized in other comprehensive income	(257)	(4,096)

Total comprehensive loss	$(26,623)	$(17,590)

6. Long-Term Debt

     On March 26, 2002, the Company finalized Amendment No. 2 to its Senior Credit Agreement under which new lenders may be added to the agreement, with the consent of current lenders at any time prior to September 30, 2002, potentially increasing the available borrowings by an additional $60.0 million from $415.0 million to $475.0 million, subject to borrowing tests. In addition, the amendment provides the Company with greater financial flexibility by modifying various financial covenants including adjustments to its total leverage ratio, fixed charge ratio and indebtedness limitations. As of March 31, 2002, $391.7 million was outstanding under the Senior Credit Agreement and $20.0 million was available for future borrowings.

7. Stock Appreciation Rights

     The accrued expense attributed to stock appreciation rights was $1.3 million as of March 31, 2002, and $3.2 million as of December 31, 2001. The Company’s statements of operations for the three months ended March 31, 2002 and 2001 include non-cash income of $1.9 million and non-cash expense of $5.1 million, respectively, due to changes in the stock price underlying the stock appreciation rights during each period presented.

8. Earnings Per Share

     As a result of losses, convertible subordinated notes, warrants and stock options that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Financial Instruments

     The Company’s statement of operations for the three months ending March 31, 2002 includes $3.2 million of non-cash income related to mark-to-market adjustments on interest rate swap agreements which had a combined fair market value of $11.5 million and $14.7 million as of March 31, 2002 and December 31, 2001, respectively, in favor of our counterparties. Additionally, during the three months ended March 31, 2002, the Company realized non-cash interest expense of $2.0 million related to the $6.4 million of unrealized losses included in accumulated other comprehensive income as of December 31, 2001. The remaining $4.4 million of unrealized losses will be recorded during the remainder of fiscal year 2002.

10. Business Segment Information

     The Company’s business units have been aggregated into three reportable segments: the Pictures Group, the Media Group, and the Networks Group. The Pictures Group is comprised of the Company’s Entertainment Television, Commercial Television and Audio divisions, which earn revenues by providing services necessary to complete the creation of original content including feature films, television shows, television commercials, music videos, promotional and identity campaigns and corporate communications programming. The Media Group provides services necessary to facilitate the global maintenance, management and distribution of existing content libraries; access to physical and virtual content, restoration and preservation of damaged content and creation of high resolution professional masters from original camera negative for global home, broadcast, pay-per-view and emerging new media channels. The Media Group’s results also include the Company’s Digital Media Management initiative, a developing business. The Networks Group provides services necessary to assemble and distribute programming for cable and broadcast networks via fiber, satellite and the Internet to viewers in North America, Europe and Asia. Additionally, the Networks Group includes the results of the Company’s Bandwidth Management initiative, a new and developing business. Corporate related items and unallocated income and expenses are reflected in the Corporate and Other column listed below. Corporate and Other includes the results of the Company’s Interactive Media business, a new and developing business initiative.

     The Company evaluates performance based on several factors, including segment income (loss) before income taxes, interest, depreciation and amortization of intangibles. The Company believes that EBITDA is an important measure of our financial performance. The Company defines “EBITDA” as earnings before interest, taxes, depreciation and amortization, excluding gains and losses on asset sales and unusual charges such as restructuring, integration and impairment. The Company’s investments in new infrastructure, machine capacity, technology and goodwill arising from its significant acquisition activity have produced a relatively high depreciation and amortization expense and have historically been a significant annual non-cash charge to earnings. EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, is widely used as a measure of cash flow available to pay interest and repay debt, and, to the extent available after debt service and other required uses, to make acquisitions or invest in capital equipment and new technologies. As a result, the Company intends to report EBITDA as a measure of financial performance. EBITDA does not represent cash generated from operating activities in accordance with GAAP and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect that portion of its capital expenditures that may be required to maintain its market share, revenues and leadership position in its industry. Moreover, not all EBITDA will be available to pay interest or repay debt. The Company’s presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. Certain reclassifications have been made to the prior periods reported herein to conform to the current period’s presentation.

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Revenues from external customers
Pictures Group	$73,430	$91,896
Media Group	24,704	25,972
Networks Group	37,249	36,389
Corporate and Other	—	46

	$135,383	$154,303

EBITDA
Pictures Group	$14,553	$20,386
Media Group	6,857	7,977
Networks Group	10,828	11,537
Corporate and Other	(10,169)	(8,231)

	$22,069	$31,669

     The following table reconciles the Company’s consolidated net loss to segment EBITDA (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(26,366)	$(13,494)
Add:
Change in accounting principle, net of income tax benefit	20,227	—
Depreciation and amortization	17,315	30,746
Non-cash compensation (income) expense	(903)	5,129
Interest expense, net	15,632	13,590
Other (income) expense, net	(3,621)	126
Income tax benefit	(215)	(4,428)

EBITDA	$22,069	$31,669

11. Related Party Transactions

     For the quarter ended March 31, 2002, the Company issued 879,319 shares of its Class B Common Stock to Liberty Media and its affiliates in payment of $5.0 million in interest under the Liberty Subordinated Debt Agreement. Shares of Class B Common Stock are convertible into shares of the Company’s Class A Common Stock, on a one-for-one basis, at any time at the option of the holder.

     During the three months ended March 31, 2002, the Company repaid $1.6 million of its balance due to Liberty Media. There were no repayments during the quarter ended March 31, 2001. Expenses, including salaries and related costs, interest and other charges allocated from Liberty Media to the Company totaled $260,000 and $281,000 during the three months ended March 31, 2002 and 2001, respectively.

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Subsequent Event

     In May 2002, the Company announced that it contributed certain assets and liabilities of The Post Edge, Inc., a wholly-owned subsidiary doing business as Manhattan Transfer-Miami, to a newly formed post-production company called BVI-Miami, LLC (“BVI-Miami”). BVI-Miami will be 40% owned by Liberty Livewire and will be accounted for by Liberty Livewire under the equity method of accounting. The Company is in the process of finalizing the impact of this transaction on its financial position and results of operations, which is not expected to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis provides information concerning our results of operations and financial condition and should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. The following discussion focuses on material trends, risks and uncertainties affecting our results of operations and financial condition.

     When used in this document, the words “believes,” “expects,” “anticipates,” “intends” and similar expressions are intended to identify forward looking statements. Such statements are subject to a number of known, as well as unknown, risks and uncertainties. Actual results in the future could differ materially from those described in the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors such as the timing of, and spending on, feature film and television programming production, foreign and domestic television advertising, and foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries. In addition, our failure to maintain relationships with key customers and certain key personnel, more rapid than expected technological obsolescence, and failure to integrate acquired operations in expected time frames could also cause actual results to differ materially from those described in forwarding looking statements.

Overview

     Liberty Livewire Corporation provides technical and creative services to the entertainment industry. Our clients include the major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and other companies that produce, own and/or distribute entertainment content. Our assets and operations are primarily comprised of the historical business of our predecessor, The Todd-AO Corporation, and ten companies acquired during 2001 and 2000. The unique combination and integration of these acquired entities allows us to offer our clients a complete range of services, from image capture to “last mile” distribution, unmatched by most other competitors in the industry. We are able to offer outsourcing solutions for the technical and creative requirements of our clients that lower operating costs, reduce cycle times and increase reliability and quality. We have organized our facilities and operations into the three business segments, that we call Groups, as described below.

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

Acquisitions in 2001

     On February 1, 2001, we acquired Group W Network Services, including 100% of the outstanding capital stock of Asia Broadcast Centre Pte. Ltd. and Group W Broadcast Pte. Ltd. (collectively, “GWNS”) from Viacom, Inc. and certain of its subsidiaries. On August 23, 2001, we acquired from Cinram U.S. Holdings, Inc. the 51% interest in Cinram-POP DVD Center LLC (“Cinram-POP”) that we did not already own. On September 6, 2001, we acquired the remaining 99% interest in Livewire Network Services (“LNS”) that we did not already own, thereby acquiring the operations of Ascent Network Services.

Earnings Before Interest Taxes Depreciation and Amortization

     We believe that Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, is an important measure of our financial performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization, excluding gains and losses on asset sales and unusual charges such as restructuring, integration and impairment. Our investments in new infrastructure, machine capacity, technology and goodwill arising from our significant acquisition activity have produced a relatively high depreciation and amortization expense and have historically been a significant annual non-cash charge to earnings. EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, is widely used as a measure of cash flow available to pay interest and repay debt, and, to the extent available after debt service and other required uses, to make acquisitions or invest in capital equipment and new technologies. As a result, we view EBITDA as an important measure of our financial performance and valuation and intend to report EBITDA as a measure of financial performance. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect that portion of our capital expenditures that may be required to maintain our market share, revenues and leadership position in our industry. Moreover, not all EBITDA will be available to pay interest or repay debt. Additionally, our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Critical Accounting Policies

     Valuation of Goodwill, Other Intangible Assets and Long-lived Assets. We will perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has been incurred. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in impairment of goodwill, other intangible assets and long-lived assets. We are subject to the possibility of impairment of long-lived assets arising in the ordinary course of business. We regularly consider the likelihood of impairment and recognize impairment if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. Impairment of long-lived assets is measured as the difference between the carrying amount and fair value of the asset.

     Valuation of Trade Receivables. We must make estimates of the collectability of our trade receivables. Our management analyzes the collectability based on historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We record an allowance for doubtful accounts based upon specifically identified receivables that we believe are uncollectible. In addition, we also record an amount based upon a percentage of each aged category of our trade receivables. These percentages are estimated based upon our historical experience of bad debts. Our trade receivables balance was $89.1 million and $96.7 million, net of allowance for doubtful accounts of $10.2 million and $12.0 million, as of March 31, 2002 and December 31, 2001, respectively.

Amortization of goodwill

     Effective January 1, 2002, we adopted SFAS No. 142 and in accordance with its provisions, we recorded a transitional impairment charge of $20.2 million against goodwill held at the Entertainment Television reporting unit, part of our Pictures Group. The charge has been reflected as a cumulative effect of a change in accounting principle in the three months ended March 31, 2002. Fair value of each reporting unit was obtained through an outside valuation consultant. The consultant used both the income approach and market approach in determining fair value.

     In accordance with SFAS No. 142, we ceased amortizing goodwill and other intangible assets with indefinite lives totaling $420.7 million as of the beginning of fiscal year 2002, including $419.0 million of goodwill and $1.7 million of tradename related intangible assets. As a result, for the three months ended March 31, 2002, we did not recognize $6.7 million of amortization expense that would have been recognized had the previous standards been in effect. There can be no assurances that future goodwill impairment tests will not result in charges to earnings. For additional information regarding SFAS No. 142, see Note 3 to the Notes to Condensed Consolidated Financial Statements.

Results of Operations

     The Pictures Group’s revenues are primarily generated from fees for audio and video post production, audio and video special effects and editorial services for the television, film and advertising industries. The Media Group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The Media Group’s results also include our Digital Media Management initiative, a developing business. The Networks Group’s revenues consist of fees relating to facilities and services necessary to assemble and distribute programming for cable and broadcast networks across the world via fiber, satellite and the Internet. The Network Group’s results also include our Bandwidth Management initiative, a new and developing business. Corporate related items and unallocated revenues and expenses are reflected in Corporate and Other, below. Additionally, Corporate and Other includes the results of our Interactive Media business, a new and developing business initiative. Cost and expenses include costs of services, which consist primarily of production wages, facility costs and other direct costs; selling, general and administrative expenses; depreciation and amortization; interest expense and income taxes.

     Our consolidated results of operations for the three months ended March 31, 2002, include the results of GWNS, Cinram-POP and LNS. Our consolidated results of operations for the three months ended March 31, 2001 include the results of GWNS from its February 1, 2001 acquisition date but do not include consolidated results for Cinram-POP or LNS as those acquisitions occurred in August and September 2001, respectively. As a result, reported operating results are not comparable between the periods presented.

Comparison of Reported Results (unaudited) for the Three Months Ended March 31, 2002 to the Reported Results for the Three Months Ended March 31, 2001 (unaudited).

	Three Months Ended
	March 31,

(in thousands)	2002	2001

Segment Revenues
Pictures Group	$73,430	$91,896
Media Group	24,704	25,972
Networks Group	37,249	36,389
Corporate and Other	—	46

	$135,383	$154,303

Segment EBITDA
Pictures Group	$14,553	$20,386
Media Group	6,857	7,977
Networks Group	10,828	11,537
Corporate and Other	(10,169)	(8,231)

	$22,069	$31,669

Net loss	$(26,366)	$(13,494)

     Revenues decreased $18.9 million, or 12.2%, to $135.4 million for the three months ended March 31, 2002 from $154.3 million for the three months ended March 31, 2001. The acquisitions of GWNS, Cinram-POP and LNS contributed $5.2 million of additional revenues. Pictures Group revenues decreased by $18.5 million resulting from unfavorable comparisons to 2001, which benefited from increased television and feature film production primarily as a result of the threatened actors and writers strikes combined with reduced television advertising spending continuing into the first quarter of 2002. Media Group revenues decreased by $1.3 million as a result of lower demand from larger studio clients for services, partially offset by an increase of $365,000 resulting from the impact of the Cinram-POP acquisition. Networks Group revenues increased by $860,000 primarily driven by an increase of $4.8 million due to the impact of the acquisitions of GWNS and LNS and an increase of $815,000 from our Bandwidth Management initiative offset by a decrease of $4.7 million attributed to the timing of various large network construction and installation projects. Networks Group revenues include $5.6 million related to Bandwidth Management for the three months ended March 31, 2002 compared to $4.8 million for the three months ended March 31, 2001.

     Costs of services decreased $10.0 million, or 10.9%, to $81.7 million for the three months ended March 31, 2002, from $91.6 million for the three months ended March 31, 2001. The acquisitions of GWNS, Cinram-POP and LNS contributed $3.4 million of costs; however, these increases were offset by decreases across all of our Groups primarily in material, personnel and equipment expenses.

     Selling, general and administrative expenses increased $633,000, or 2.0%, to $31.6 million for the three months ended March 31, 2002 from $31.0 million for the three months ended March 31, 2001. The increase is attributed to higher expenses primarily associated with corporate centralization activities and increased professional and legal fees, partially offset by reduced costs and expenses associated with our Interactive Media initiative.

     As a result of the above, EBITDA, as we define it, decreased $9.6 million, or 30.3%, to $22.1 million for the three months ended March 31, 2002, from $31.7 million for the three months ended March 31, 2001. Pictures Group EBITDA decreased $5.8 million due to the lower revenues described above offset by cost savings. Media Group EBITDA decreased $1.1 million due to lower revenues described above and investment in our Digital Media Management initiative of $265,000. Networks Group EBITDA decreased $709,000 driven by lower revenues described above and an additional investment of $2.7 million in our Bandwidth Management initiative offset by cost savings. The EBITDA loss for the Bandwidth Management initiative was $2.1 million for the three months ended March 31, 2002 compared to positive EBITDA of $638,000 for the three months ended March 31, 2001. Corporate and Other EBITDA decreased $1.9 million due to a $2.8 million increase in expenses, primarily associated corporate centralization activities and increased professional and legal fees partially offset by an $850,000 decrease in EBITDA losses related to our Interactive Media business. The EBITDA loss for our Interactive Media initiative was $1.7 million for the three months ended March 31, 2002 compared to $2.5 million for the three months ended March 31, 2001.

     Depreciation and amortization decreased $13.4 million, or 43.7%, to $17.3 million for the three months ended March 31, 2002, from $30.7 million for the three months ended March 31, 2001. Approximately $9.3 million of the decrease is attributed to our adoption of SFAS No. 142 pursuant to which goodwill and other identifiable intangible assets with indefinite lives are no longer amortized. The rest of the decrease primarily reflects reduced depreciation expense associated with the asset impairment charge recorded in the fourth quarter of 2001.

     Non-cash compensation expense decreased $6.0 million to $903,000 in income for the three months ended March 31, 2002, from $5.1 million in expense reported for the three months ended March 31, 2001. Results for the three months ended March 31, 2002, included income of $1.9 million relating to a decline in the value of the underlying financial instruments used to value employee stock appreciation rights or SARs, partially offset by compensation expense of $1.0 million relating to the issuance of “in-the-money” stock options pursuant to our 2001 incentive compensation plan. The expense recorded in the three months ended March 31, 2001, related primarily to the increase in value of the underlying financial instruments used to value employee SARs.

     Interest expense increased $2.0 million, or 15.0%, to $15.6 million for the three months ended March 31, 2002, from $13.6 million for the three months ended March 31, 2001. The increase is attributable to additional interest on borrowings under the Liberty Subordinated Credit Agreement related to the funding of fiscal year 2001 acquisitions. Interest expense for the three months ended March 31, 2002, included $5.0 million of non-cash expense related to interest under the Liberty Subordinated Credit Agreement, which we paid by delivering 879,319 shares of our convertible Class B Common Stock. Other non-cash interest expenses include $4.1 million related to interest rate swaps, and $1.2 million of amortization of debt discounts and debt issuance costs.

     Other income increased $3.7 million to $3.6 million for the three months ended March 31, 2002, from $126,000 of expense for the three months ended March 31, 2001. The increase was primarily due to $3.2 million related to the increase in the market value of certain freestanding interest rate swap instruments.

     As a result of the above, the loss before income taxes and change in accounting principle decreased $11.5 million to $6.4 million for the three months ended March 31, 2002 from $17.9 million for the three months ended March 31, 2001.

     The benefit for income taxes decreased $4.2 million, or 95.1%, to $215,000 for the three months ended March 31, 2002, from $4.4 million for the three months ended March 31, 2001. The change is a result of an increase in the valuation allowance. Our effective income tax rate for the three months ended March 31, 2002, was 0.81% primarily due to disallowed deductions for goodwill and interest expense of $17.4 million and $5.9 million, respectively, and valuation allowances of $7.8 million.

     Effective January 1, 2002, we adopted SFAS No. 142 and, in accordance with its provisions, we recorded a transitional impairment charge of $20.2 million, net of tax benefit, which has been reflected as a cumulative effect of a change in accounting principle in the three months ended March 31, 2002.

     As a result of the above, our net loss increased $12.9 million to $26.4 million for the three months ended March 31, 2002, from $13.5 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

     Cash provided by operating activities for the three months ended March 31, 2002, was $12.0 million as compared to $5.6 million for the three months ended March 31, 2001. Cash and cash equivalents were $14.9 million at March 31, 2002, a decrease of $8.5 million from December 31, 2001. This decrease relates primarily to cash used for capital expenditures and payments on long-term debt and capital lease obligations, partially offset by cash provided by operating activities.

     Net cash used in investing activities was $15.9 million for the three months ended March 31, 2002, compared to $119.4 million for the three months ended March 31, 2001. During the three months ended March 31, 2002, we invested $15.9 million in property, plant and equipment, as compared to $15.7 million for the three months ended March 31, 2001. In addition, during the three months ended March 31, 2001, we acquired GWNS for $108.2 million, invested $300,000 to acquire 1% of LNS and realized proceeds of $4.5 million from sales of marketable securities. For a description of our acquisitions, see Part I, Item 1, “Business—Change of Control and Post Change of Control Acquisitions” and Note 4 in the Notes to Consolidated Financial Statements, both as included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     During the three months ended March 31, 2002, net cash used in financing activities was $2.7 million compared to net cash provided by financing activities of $108.5 million for the three months ended March 31, 2001. During the three months ended March 31 2002, there were no additional borrowings under our Senior Credit Agreement or our Liberty Subordinated Credit Agreement. During the three months ended March 31, 2002, we repaid $2.7 million of debt that matured during the period related to capital leases, mortgage notes and other borrowings. These repayments were funded by cash generated from operations. Cash provided by financing activities during the three months ended March 31, 2001, was mostly used to acquire GWNS in February 2001.

     At March 31, 2002, $391.7 million was outstanding under our Senior Credit Agreement, $206.2 million was outstanding under our Liberty Subordinated Credit Agreement and $20.0 million was available for future borrowings. In accordance with terms of the Senior Credit Agreement, as amended March 26, 2002, new lenders may be added to the agreement, with the consent of the current lenders at any time prior to September 30, 2002, potentially increasing the available borrowings by an additional $60.0 million for a total commitment of $475.0 million, subject to borrowing tests. In addition, the amendment provides us with greater financial flexibility by modifying various financial covenants including adjustments to our total leverage ratio, fixed charge ratio and indebtedness limitations.

     As of March 31, 2002, borrowings related to real property mortgages totaled $21.3 million, capital lease obligations totaled $19.5 million, and other notes payable totaled $8.5 million. As of March 31, 2002, $5.6 million was available for future borrowings under two real property mortgage notes. Proceeds from these notes are restricted in use to funding capital expenditure initiatives for our United Kingdom operations.

     We believe that our cash flow from operations, together with cash on hand and currently available borrowings under our Senior Credit Facility of $20.0 million at March 31, 2002, provide adequate resources to fund ongoing operating requirements and future capital expenditures through the next twelve months.

     We continue to monitor the credit markets in the event we are unable to generate sufficient cash flow from operations to service our indebtedness or to make capital expenditures and other discretionary investments. If we are required to raise capital in the future, there can be no assurance that we will be able do so on favorable terms. If we are unable to generate sufficient cash flow from operations in the future to service our debt and working capital needs, we may be required to reduce capital expenditures, sell assets or refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal debt payments, to pay interest or to refinance our indebtedness depends on our future financial position and results of operations, which, to a certain extent, are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control, including the duration and severity of the post September 11, 2001 economic environment.

Factors That May Affect Future Results of Operations

     Factors that may affect future results of operations include, but are not limited to, industry-wide market factors such as the timing of, and spending on, feature film and television programming production, foreign and domestic television advertising, and foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries, and the possibility of an industry-wide strike or other job action by or affecting the Writers Guild, Screen Actors Guild, International Alliance of Theatrical and Stage Employees or other major entertainment industry union. In addition, our failure to maintain relationships with key customers and certain key personnel, more rapid than expected technological obsolescence, and failure to integrate acquired operations in expected time frames could also cause actual results to differ materially from those described in forward-looking statements.

     In connection with several of our recent acquisitions described above, we have incurred significant indebtedness to fund these transactions. This indebtedness may result in a significant percentage of our cash flow being applied to the payment of interest, and there can be no assurance that our operations will generate sufficient cash flow to service the indebtedness. This indebtedness, as well as any indebtedness we may incur in the future, may adversely affect our ability to finance operations, as financial covenant limitations reach their maximum which could limit our ability to pursue business opportunities that may be in our best interests and that of our stockholders.

     As part of our business strategy, we have acquired substantial operations in several different geographic locations over the last two years. These businesses have experienced varying profitability or losses in recent periods. Since the aforementioned dates of acquisition, we have continued to work extensively on the integration of these businesses. However, there can be no assurances regarding the ultimate success of our integration efforts or regarding our ability to maintain or improve the results of operations of these businesses. For additional information see Part I, Item I of our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

     We seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Interest rate swap agreements are the primary instruments used to manage interest rate fluctuation affecting our $391.7 million of variable rate debt primarily associated with our Senior Credit Agreement. At March 31, 2002, we had three interest rate swap agreements with a combined fair market value of $11.5 million in favor of our counterparties. In one swap agreement, we receive variable interest rate payments and make fixed interest rate payments on a notional amount of $365.0 million. The two remaining swap agreements have a combined notional amount of $365.0 million, in which we receive fixed and pay variable interest rate payments. All three swap agreements mature on June 30, 2003. For further information regarding our borrowings and financial instruments, see Notes 6 and 13 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Foreign Currency Risk

     We continually monitor our economic exposure to changes in foreign exchange rates and may enter into foreign exchange agreements where and when appropriate. Whenever possible, we utilize local currency borrowings to fund foreign acquisitions. At March 31, 2002, we did not have any foreign exchange agreements. Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transaction gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments that have not been previously reported in our legal proceedings disclosure in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002, with the Securities and Exchange Commission. In addition, there have been no new reportable events during the three months ended March 31, 2002.

Item 2. Changes in Securities and Use of Proceeds

     For the quarter ended March 31, 2002, we issued 879,319 shares of our convertible Class B Common Stock to Liberty Media and its affiliates in payment of $5.0 million in interest under the Liberty Subordinated Debt Agreement. Such issuance was not registered under the Securities Act of 1933, as amended, pursuant to the exemption from registration afforded by Section 4(2) of that Act. Shares of Class B Common Stock are convertible into shares of our Class A Common Stock, on a one-for-one basis, at any time at the option of the holder.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment No. 2, dated as of March 26, 2002, to the Credit Agreement, among Liberty Livewire Corporation, as Borrower, the Several Lenders from Time to Time Parties Thereto; Banc of America Securities LLC, as Lead Arranger and Book Manager; Bank of America, N.A., as Issuer and Swingline Lender; Bank of America, N.A., as Administrative Agent; Salomon Smith Barney Inc., as Syndication Agent; and The Bank of New York Company, Inc., as Documentation Agent (the “Senior Credit Agreement”).

10.2	Employment Agreement, dated as of March 25, 2002, by and between Liberty Livewire Corporation and Aidan P. Foley.

10.3	Employment Agreement, dated as of April 25, 2002, by and between Liberty Livewire Corporation and William W. Goodmen.

(b)	Reports on Form 8-K.

None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LIVEWIRE CORPORATION

May 14, 2002 Date	/s/ George C. Platisa George C. Platisa Executive Vice President and Chief Financial Officer