Form 10-Q
period 2002-06-30
LIBERTY LIVEWIRE CORP
filed 2002-08-14
CIK 61442

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission file number 0-1461

LIBERTY LIVEWIRE CORPORATION

(Exact name of registrant as specified in its charter)

State of Delaware	13-1679856

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Broadway, Fifth Floor Santa Monica, CA	90401

(Address of principal executive offices)	(Zip Code)

(310) 434-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [   ]

The number of shares of Common Stock outstanding at August 7, 2002 was 4,883,159 Class A Common Stock and 37,467,106 Class B Common Stock.

LIBERTY LIVEWIRE CORPORATION

Report on Form 10-Q for the Three Months Ended June 30, 2002

LIBERTY LIVEWIRE CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$12,739	$23,433
Trade receivables, net of allowance for doubtful accounts of $10.7 million and $12.0 million, respectively	85,774	96,696
Inventories	3,818	4,016
Deferred income taxes, net	5,374	5,006
Prepaid deposits and other	13,961	14,237

Total current assets	121,666	143,388

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $84.6 million and $60.6 million, respectively	314,690	316,077
Goodwill and identifiable intangible assets, net of accumulated amortization of $44.8 million and $43.4 million, respectively	431,659	448,909
Other assets, net	13,989	11,317

Total assets	$882,004	$919,691

Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$21,827	$19,129
Accounts payable	41,171	38,906
Accrued expenses and other liabilities	64,296	76,345
Due to parent company, net	5,888	5,439

Total current liabilities	133,182	139,819

Long-term debt and capital lease obligations	407,316	424,556
Convertible subordinated notes, net	192,033	183,685
Deferred income taxes, net	5,746	5,006
Other liabilities	11,715	13,177

Total liabilities	749,992	766,243

Commitments and contingencies
Stockholders’ Equity:
Common Stock:
Class A; authorized 300,000,000 shares of $0.01 par value; 5,339,094 issued; 5,322,843 and 5,334,022 outstanding as of June 30, 2002 and December 31, 2001, respectively	53	53
Class B; convertible, authorized 100,000,000 shares of $0.01 par value; 37,026,125 and 34,393,330 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	370	344
Additional paid-in capital	629,892	617,933
Treasury stock; 16,251 and 1,508 shares at cost at June 30, 2002 and December 31, 2001, respectively	(123)	(28)
Accumulated deficit	(490,360)	(446,082)
Other	46	(1,356)
Accumulated other comprehensive loss	(7,866)	(17,416)

Total stockholders’ equity	132,012	153,448

Total liabilities and stockholders’ equity	$882,004	$919,691

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	$128,649	$147,702	$264,032	$302,005
Cost of services	78,612	92,319	160,299	183,959

Gross profit	50,037	55,383	103,733	118,046

Operating expenses:
Selling, general and administrative	33,823	34,632	65,450	65,626
Depreciation and amortization	16,560	29,132	33,875	59,878
Non-cash compensation (income) expense	(266)	5,730	(1,168)	10,859

Total operating expenses	50,117	69,494	98,157	136,363

Income (loss) from operations	(80)	(14,111)	5,576	(18,317)

Interest expense, net	16,009	15,704	31,641	29,294
Other (income) expense, net	562	134	(3,060)	260

Loss before income taxes and change in accounting principle	(16,651)	(29,949)	(23,005)	(47,871)
Income tax provision (benefit)	1,261	1,102	1,046	(3,326)

Loss before change in accounting principle	(17,912)	(31,051)	(24,051)	(44,545)
Change in accounting principle, net of income tax benefit			(20,227)

Net loss	$(17,912)	$(31,051)	$(44,278)	$(44,545)

Weighted average number of common and common equivalent shares outstanding:
Basic and diluted	39,747,691	38,332,792	39,744,993	37,668,054

Net loss per common share — basic and diluted
Loss before change in accounting principle	$(0.45)	$(0.81)	$(0.61)	$(1.18)
Change in accounting principle			(0.51)

Net loss per common share	$(0.45)	$(0.81)	(1.12)	$(1.18)

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,

	2002	2001

Net cash flows provided by operating activities	$28,016	$21,188

Cash flows from investing activities:
Proceeds from sales of marketable securities and investments	—	8,975
Capital expenditures	(30,046)	(33,965)
Acquisitions, net	—	(108,202)

Net cash flows used in investing activities	(30,046)	(133,192)

Cash flows from financing activities:
Borrowings of long-term debt	3,955	37,859
Payments of long-term debt and capital lease obligations	(19,079)	(13,958)
Payments of non-convertible subordinated debt	—	(13,801)
Borrowings under convertible subordinated notes, net	6,500	95,801
Other, net	(95)	(85)

Net cash flows provided by (used in) financing activities	(8,719)	105,816

Effect of exchange rate changes on cash	55	(301)

Net decrease in cash and cash equivalents	(10,694)	(6,489)
Cash and cash equivalents at beginning of period	23,433	19,466

Cash and cash equivalents at end of period	$12,739	$12,977

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

     The Company’s assets and operations are primarily comprised of the historical business of the Company, formerly known as the Todd-AO Corporation and ten companies acquired during 2001 and 2000: Four Media Company (“4MC”); Virgin Media Group Limited (“Virgin”); the sound post-production and certain related businesses of Soundelux Entertainment Group of Delaware, Inc. (“Soundelux”); Triumph Communications, Inc. (“Triumph”); Video Services Corporation (“VSC”); Group W Network Services and 100% of the capital stock of Asia Broadcast Centre Pte. Ltd. and Group W Broadcast Pte. Ltd. (collectively “GWNS”); Livewire Network Services, LLC (“LNS”); Soho Group Limited (“Soho”); Visiontext Limited (“Visiontext”); and Cinram-POP DVD Center LLC (“Cinram-POP”). The combination and integration of the acquired entities allow the Company to offer its clients a complete range of services, from image capture to “last mile” distribution.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial data as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances in order to conform to the current period presentation. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions and accounts.

3. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but is required to test such assets periodically for impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

     Effective January 1, 2002, the Company adopted SFAS No. 142 and in accordance with its provisions, the Company recorded a transitional impairment charge of $20.2 million against goodwill held at the Entertainment Television reporting unit, which is part of the Pictures Group. The charge has been reflected as a cumulative effect of a change in accounting principle in the six months ended June 30, 2002. Fair value of each reporting unit was determined through the use of an outside independent valuation consultant (KPMG Consulting, Inc.). The consultant used both the income approach and market approach in determining fair value.

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     In accordance with SFAS No. 142, the Company has ceased amortizing goodwill totaling $420.7 million as of the beginning of fiscal year 2002, including $17.5 million of acquired assembled workforce and $1.7 million of tradename related intangible assets previously classified as identifiable intangible assets. As a result, for the three and six months ended June 30, 2002, the Company did not recognize $6.9 million and $13.9 million of amortization expense, respectively, that would have been recognized had the previous standards been in effect. The following table presents identifiable intangible assets subject to amortization and estimated future amortization under the provisions of SFAS No. 142 as of June 30, 2002 (in thousands):

Identifiable intangible assets
Employment agreements	$8,188
Non-compete agreements	3,414

11,602
Accumulated amortization	(4,722)

$6,880

Estimated amortization expense
2002	$2,309
2003	2,309
2004	2,309
2005	1,109

8,036
Less: Amortization for the six months ended June 30, 2002	(1,156)

$6,880

     The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the three and six months ended June 30, 2001 (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net loss	$(17,912)	$(31,051)	$(44,278)	$(44,545)
Amortization of goodwill	—	7,889	—	15,791
Amortization of acquired assembled workforce intangible assets	—	1,512	—	3,023
Income tax effect	—	—	—	(1,331)

Net adjustments	—	9,401	—	17,483

Adjusted net loss	$(17,912)	$(21,650)	$(44,278)	$(27,062)

Reported net loss per share — basic and diluted	$(0.45)	$(0.81)	$(1.12)	$(1.18)

Adjusted net loss per share — basic and diluted	$(0.45)	$(0.56)	$(1.12)	$(0.72)

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a single accounting model for the impairment or disposal of long-term assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121 and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company’s adoption of SFAS No. 144 effective January 1, 2002 did not have a material impact on its results of operations and financial position.

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions

     On February 1, 2001 the Company acquired Group W Network Services (“GWNS”) from Viacom, Inc. and certain of its subsidiaries. On August 23, 2001 the Company acquired from Cinram U.S. Holdings, Inc. the 51% interest in Cinram-POP DVD Center LLC (“Cinram-POP”) that it did not already own. On September 6, 2001, the Company acquired the remaining 99% interest in Livewire Network Services (“LNS”) that it did not already own, thereby acquiring the operations of Ascent Network Services.

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

	Six Months Ended
	June 30,

	2002	2001

Revenues	$264,032	$314,674

Loss before change in accounting principle	$(24,051)	$(46,805)

Net loss	$(44,278)	$(46,805)

Loss per common share before change in accounting principle — basic and diluted	$(0.61)	$(1.17)

Net loss per common share — basic and diluted	$(1.12)	$(1.17)

5. Joint Venture

     On May 6, 2002, the Company entered into both an Amended and Restated Operating Agreement and a Contribution and Assignment and Assumption Agreement among the Company, Broadcast Video, Inc. (“Broadcast Video”) and BVI-Miami, LLC (“BVI-Miami”). Pursuant to the agreements, the Company contributed assets and obligations of its former subsidiary, The Post Edge, Inc., doing business as Manhattan Transfer-Miami, into a newly formed Miami, Florida-based limited liability company that it formed with Broadcast Video (the “Joint Venture”). The new entity, BVI-Miami, consists of the operations of The Post Edge, Inc. and the operations of Broadcast Video and certain of its affiliated businesses. The Company owns a 40% membership interest in BVI-Miami. Broadcast Video owns the remaining 60% membership interest and manages BVI-Miami’s operations. The net book value of the assets and liabilities were reclassified as an investment on the balance sheet, which will be accounted for using the equity method of accounting. The Company does not have any current or contingent material obligations to the joint venture.

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Comprehensive Loss

     Comprehensive income is defined as all changes in shareholders’ equity, except those resulting from investments by or distributions to shareholders. The Company’s comprehensive loss is as follows (amounts in thousands):

	Six Months Ended
	June 30,

	2002	2001

Net loss	$(44,278)	$(44,545)
Unrealized gain on available for sale securities	—	2,237
Unrealized loss on cash flow hedge	—	(3,775)
Gain/(loss) on foreign currency translation	5,789	(1,151)
Reclassification adjustment for amortization of loss on cash flow hedge	3,760	—

Net gain/(loss) recognized in other comprehensive loss	9,549	(2,689)

Total comprehensive loss	$(34,729)	$(47,234)

7. Long-Term Debt

     As previously reported, the Company entered into a credit agreement, dated as of December 22, 2000, as amended by Amendment No. 1, dated as of November 1, 2001, and as further amended by Amendment No. 2, dated as of March 26, 2002, with several lenders from time to time parties to the Credit Agreement, BANC OF AMERICA SECURITIES LLC, as Lead Arranger and Book Manager, BANK OF AMERICA, N.A., as administrative agent for the Lenders, SALOMON SMITH BARNEY INC., as Syndication Agent, and THE BANK OF NEW YORK COMPANY, INC., as Documentation Agent (the “Senior Credit Agreement”) and the First Amended and Restated Liberty Subordinated Credit Agreement, dated December 22, 2000 (the “Liberty Subordinated Credit Agreement”) with Liberty Media Corporation. The Company also borrowed $10.0 million from Heller Financial Leasing, Inc. (the “Heller Credit Agreement”).

     On March 26, 2002, the Company amended its Senior Credit Agreement under which new lenders may be added to the agreement, with the consent of current lenders, and the Company may potentially increase the available borrowings thereunder by an additional $60.0 million. As of June 30, 2002, the Company could borrow a maximum of $414.1 million under the Senior Credit Agreement and had borrowed $382.5 million (including letters of credit) thereunder and, at such date, $31.6 million was available for future borrowings under the terms of the Senior Credit Agreement.

     Under the Liberty Subordinated Credit Agreement, the Company is able to borrow up to $213.6 million from Liberty Media for purposes of funding acquisitions in exchange for convertible notes in the amount borrowed, which would be convertible into the Company’s Class B Common Stock at $10.00 per share. The Company is also able to borrow up to an additional $100.0 million from Liberty Media with the consent of, and on terms determined by, Liberty Media.

     On June 28, 2002, the parties to the Senior Credit Agreement in a letter dated June 28, 2002 (the “Senior Credit Agreement Consent Letter”) and the parties to the Heller Credit Agreement agreed in a separate letter dated June 28, 2002 (the “Heller Consent Letter”), that, with respect to $25.0 million of such $100.0 million, (1) the conversion rights could be modified so that a convertible note could be convertible into the Company’s Class B Common Stock at a price per share determined by the Company, rather than at $10.00 per share, and (2) to the extent these funds were borrowed to purchase capital assets and fund the Dujardin Arbitration award (as described in Note 14 below), such borrowed funds could be repaid to Liberty Media before the Company pays amounts owed under the Senior Credit Agreement provided that, among other conditions, such repayment would be funded solely with proceeds of additional equity contributions from Liberty Media or any of its affiliates other than the Company or any of its subsidiaries. The Company’s ability to modify the conversion rights under the Liberty Subordinated Credit

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Agreement does not affect the conversion rights for amounts previously borrowed under the Liberty Subordinated Credit Agreement and may be modified on a case by case basis only on amounts borrowed with respect to the $25.0 million to which the Senior Credit Agreement Consent Letter and the Heller Consent Letter apply.

     On June 28, 2002, the Company and Liberty Media entered into Supplement No. 1 to the First Amended and Restated Credit Agreement (“Supplement No. 1”), under which the Company borrowed $6.5 million for the purchase of capital assets, and issued a promissory note, dated June 28, 2002, in the same amount that is convertible into the Company’s Class B Common Stock at $3.50 per share, which represents a $0.56 per share premium over the $2.94 per share closing price of the Company’s Class A Common Stock on that day.

     On July 24, 2002, the Company and Liberty Media entered into Supplement No. 2 to the First Amended and Restated Credit Agreement (“Supplement No. 2”), under which the Company borrowed an additional $2.3 million to fund part of the Dujardin Arbitration decision (as described in Note 14 below), and issued a promissory note in the same amount that is convertible into the Company’s Class B Common Stock at $3.50 per share which represents a $1.55 per share premium over the $1.95 per share closing price of the Company’s Class A Common Stock on that day.

8. Stock Appreciation Rights

     The accrued expense attributed to stock appreciation rights as of June 30, 2002 and December 31, 2001 was $54,000 and $3.2 million, respectively. The Company’s statements of operations for the six months ended June 30, 2002 and 2001 include non-cash income of $3.2 million and non-cash expense of $10.9 million, respectively, due to changes in the stock price underlying the stock appreciation rights during each period presented.

9. Earnings Per Share

     As a result of losses, convertible subordinated notes, warrants and stock options that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

10. Financial Instruments

     The Company’s statement of operations for the six months ending June 30, 2002 includes $5.0 million of non-cash income related to mark-to-market adjustments on interest rate swap agreements which had a combined fair market value of $9.8 million and $14.7 million as of June 30, 2002 and December 31, 2001, respectively, in favor of our counterparties. Additionally, during the six months ended June 30, 2002, the Company realized non-cash interest expense of $3.9 million, respectively, related to the $6.4 million of unrealized losses included in accumulated other comprehensive income as of December 31, 2001. The remaining $2.5 million of unrealized losses will be recorded as interest expense during the remainder of fiscal 2002.

11. Business Segment Information

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

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

     The Company evaluates performance based upon several factors, including segment income (loss) before income taxes, interest, depreciation and amortization of intangibles. The Company believes that EBITDA is an important measure of our financial performance. The Company defines “EBITDA” as earnings before interest, taxes, depreciation and amortization, excluding gains and losses on asset sales and unusual charges such as restructuring, integration and impairment. The Company’s investments in new infrastructure, machine capacity, technology and goodwill arising from its significant acquisition activity have produced a relatively high depreciation and amortization expense and have historically been a significant annual non-cash charge to earnings. EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, is widely used as a measure of cash flow available to pay interest and repay debt, and, to the extent available after debt service and other required uses, to make acquisitions or invest in capital equipment and new technologies. As a result, the Company intends to report EBITDA as a measure of financial performance. EBITDA does not represent cash generated from operating activities in accordance with GAAP and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect that portion of the Company’s capital expenditures that may be required to maintain its market share, revenues and leadership position in its industry. Moreover, not all EBITDA will be available to pay interest or repay debt. The Company’s presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. Certain reclassifications have been made to the prior periods reported herein to conform to the current period’s presentation.

     Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues from external customers
Pictures Group	$63,850	$81,542	$137,280	$173,438
Media Group	25,703	27,258	50,407	53,231
Networks Group	39,096	38,902	76,345	75,336

	$128,649	$147,702	$264,032	$302,005

EBITDA
Pictures Group	$10,018	$12,799	$24,571	$33,186
Media Group	7,228	7,502	14,084	15,479
Networks Group	12,537	11,575	23,365	23,112
Corporate and Other	(13,569)	(11,125)	(23,737)	(19,357)

	$16,214	$20,751	$38,283	$52,420

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     The following table reconciles the Company’s consolidated net loss to segment EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(17,912)	$(31,051)	$(44,278)	$(44,545)
Add:
Change in accounting principle, net of income tax benefit	—	—	20,227	—
Depreciation and amortization	16,560	29,132	33,875	59,878
Non-cash compensation (income) expense	(266)	5,730	(1,168)	10,859
Interest expense, net	16,009	15,704	31,641	29,294
Other (income) expense, net	562	134	(3,060)	260
Income tax benefit	1,261	1,102	1,046	(3,326)

EBITDA	$16,214	$20,751	$38,283	$52,420

12. Related Party Transactions

     For the three and six months ended June 30, 2002, the Company issued 1,753,476 and 2,632,795 shares, respectively, of its Class B Common Stock to Liberty Media and its affiliates in payment of $5.1 million and $10.1 million, respectively, in interest under the Liberty Subordinated Credit Agreement. Shares of Class B Common Stock are convertible into shares of the Company’s Class A Common Stock, on a one-for-one basis, at any time at the option of the holder.

     Liberty Media allocates salaries, benefits and certain other general and administrative expenses to the Company. In addition, the Company reimburses Liberty Media for certain expenses, such as employee medical costs, paid by Liberty Media on behalf of the Company. The Company has determined the allocated and reimbursed amounts to be reasonable and equal to the fair value of the expenses charged. Amounts allocated from Liberty Media to the Company totaled $3.2 million and $67,000 during the three months ended June 30, 2002 and 2001, respectively, and $3.4 million and $0.7 million during the six months ended June 30, 2002 and 2001, respectively. During the three and six months ended June 30, 2002, the Company repaid $1.4 million and $3.0 million, respectively, of its balance due to Liberty Media. The remaining balance will be paid to Liberty Media in periodic payments.

     On June 28, 2002 and July 24, 2002, the Company borrowed $6.5 million and $2.3 million, respectively, under the Liberty Subordinated Credit Agreement and issued convertible notes in the same amount that are convertible into the Company’s Class B Common Stock at $3.50 per share (as further described in Note 7). The closing price of the Company’s Class A Common Stock on June 28, 2002 and July 24, 2002 was $2.94 per share and $1.95 per share, respectively.

     On July 24, 2002, the Company sold 440,981 unregistered and restricted shares of its Class B Common Stock to Liberty Media for $1.3 million, or $3.05 per share (as further described in Note 15). The closing price of the Company’s Class A Common Stock on July 24, 2002 was $1.95 per share. The proceeds of the stock sale were used to fund part of the Dujardin Arbitration award (as described in Note 14 below).

     On August 13, 2002, the Company entered into an agreement with Liberty Media under which it may draw $25.0 million as needed through, at Liberty Media’s option: (a) loans under the Liberty Subordinated Credit Agreement of subordinated convertible loans with a conversion price per share equal to 115% of the average market price of the Company’s Class A Common Stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the borrowing, (b) sales of the Company’s Class B Common Stock to Liberty Media at a purchase price per share equal to the average market price of the Company’s Class A Common Stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the stock sale, or (c) any combination of (a) or (b) (“Supplement No. 3”). Any draws under Supplement No. 3 are subject to the Company’s obtaining any necessary consents and approvals and issuing any required notices, including, to the extent applicable, stockholder approval of shares of Class B Common Stock to Liberty Media, whether as a sale of stock or upon conversion of a loan (“Stockholder Consent”). Liberty Media, which holds over 87% of the outstanding stock and over 99% of the voting power of the outstanding common stock, agreed in Supplement No. 3 to vote in favor of any Stockholder Consent. Proceeds of the loans or stock sales under Supplement No. 3 must be used for capital expenditures, payment of the principal amount of loans made under the Senior Credit Agreement or working capital.

13. Severance Terms

     On May 17, 2002, the employment of the Company’s former Chief Executive Officer ended. Under existing agreements that govern such former officer’s termination of employment with the Company, the Company will pay an annual base salary of $0.7 million until December 31, 2003, the end of the term of his employment agreement; any unvested portion of such former officer’s option to purchase 1,612,900 shares of Liberty Media Series A Common Stock became exercisable upon the termination of his employment and the entirety of such option will remain exercisable for 180 days following the date of termination; the outstanding balance of $2.0 million on a note, plus

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

accrued interest, in the amount of $0.3 million, was automatically forgiven. The Company recorded a total of $3.3 million to general and administrative expenses representing the estimated costs associated with his termination.

14. Arbitration with Paul Dujardin

     The previously reported arbitration proceeding arising from (i) the termination of Paul Dujardin’s employment with the Company, and (ii) the disposition of 440,981 shares of the Company’s Class A Common Stock (the “Hold-Back Shares”) owned by Paul Dujardin and held by the Company has concluded. Pursuant to the arbitrator’s decision, the Company was ordered to pay Mr. Dujardin $3.4 million plus interest at 9% from August 29, 2001 to July 25, 2002, the date the Company paid the award for a total amount of $3.7 million. In determining the award, the arbitrator concluded that at August 29, 2001, the value of the Hold-Back Shares was $3.4 million, or $7.67 per share. In accordance with GAAP, the Company was deemed to have paid $3.20 per share for the Hold-Back Shares with the difference of $4.47 per share, or $2.2 million, recorded to other expense. The Hold-Back Shares were originally issued to Paul Dujardin in partial consideration for the sale of Triumph on July 25, 2000, when the closing price for the Company’s Class A Common Stock was $66.50 per share. As a consequence of the award, the Company took title to the Hold-Back Shares and thereafter cancelled and returned them to the Company’s authorized but unissued share capital.

15. Subsequent Event

     On July 24, 2002, the Company sold 440,981 unregistered and restricted shares of its Class B Common Stock to Liberty Media for $1.3 million, or $3.05 per share (the “Liberty Stock Sale”). The closing price of the Company’s Class A Common Stock on July 24, 2002 was $1.95 per share. The proceeds of the stock sale were used to fund part of the Dujardin Arbitration award (as described in Note 14 below).

     Each share of the Company’s Class B Common Stock has the voting power of 10 shares of the Company’s Class A Common Stock, and can be converted into one share of the Company’s Class A Common Stock. Immediately prior to the Liberty Stock Sale, Liberty Media and its affiliates collectively held 45,600 shares of the Company’s Class A Common Stock and 37,026,125 shares of the Company’s Class B Common Stock, which in the aggregate represented approximately 87% of the Company’s outstanding stock and over 99% of the Company’s voting power. Immediately following the Liberty Stock Sale, Liberty Media and its affiliates held the same percentages of the Company’s outstanding stock and voting power. In addition, Liberty Media holds convertible notes in the amounts of $206.2 million (convertible into Class B Common Stock at $10.00 per share), $6.5 million (convertible into Class B Common Stock at $3.50 per share) and $2.3 million (convertible into Class B Common Stock at $3.50 per share) based on the terms described in the Liberty Subordinated Credit Agreement.

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

Overview

     Liberty Livewire Corporation provides technical and creative services to the entertainment industry. Our clients include the major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and other companies that produce, own and/or distribute entertainment content. Our assets and operations are primarily comprised of ten companies acquired during 2001 and 2000. The combination and integration of these acquired entities allow us to offer our clients a complete range of services, from image capture to “last mile” distribution. We are able to offer outsourcing solutions for the technical and creative requirements of our clients that lower operating costs, reduce cycle times and increase reliability and quality. We have organized our facilities and operations into the three business segments, that we call Groups, as described below.

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

Acquisitions in 2001

     On February 1, 2001, we acquired GWNS and certain of its subsidiaries from Viacom, Inc. On August 23, 2001, we acquired from Cinram U.S. Holdings, Inc. the 51% interest in Cinram-POP that we did not already own. On September 6, 2001, we acquired the remaining 99% interest in Livewire Network Services, also referred to as LNS that we did not already own, thereby acquiring the operations of Ascent Network Services.

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

Critical Accounting Policies

     Valuation of Goodwill, Other Intangible Assets and Long-lived Assets. We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has been incurred. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Such activities could result in impairment of goodwill, other intangible assets and long-lived assets. We are subject to the possibility of impairment of long-lived assets arising in the ordinary course of business. We regularly consider the likelihood of impairment and recognize impairment if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. Impairment of long-lived assets is measured as the difference between the carrying amount and fair value of the asset.

     Valuation of Trade Receivables. We must make estimates of the collectability of our trade receivables. Our management analyzes the collectability based on historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We record an allowance for doubtful accounts based upon specifically identified receivables that we believe are uncollectible. In addition, we also record an amount based upon a percentage of each aged category of our trade receivables. These percentages are estimated based upon our historical experience of bad debts. Our trade receivables balance was $85.8 million and $96.7 million, net of allowance for doubtful accounts of $10.7 million and $12.0 million, as of June 30, 2002 and December 31, 2001, respectively.

Amortization of goodwill

     Effective January 1, 2002, we adopted SFAS No. 142 and in accordance with its provisions, we recorded a transitional impairment charge of $20.2 million against goodwill held at the Entertainment Television reporting unit, which is part of the Pictures Group. The charge has been reflected as a cumulative effect of a change in accounting principle in the six months ended June 30, 2002. Fair value of each reporting unit was obtained through an outside independent valuation consultant (KPMG Consulting, Inc.). The consultant used both the income approach and market approach in determining fair value.

     In accordance with SFAS No. 142, we ceased amortizing goodwill totaling $420.7 million as of the beginning of fiscal year 2002, including $17.5 million of acquired assembled workforce and $1.7 million of tradename related intangible assets previously classified as identifiable intangible assets. As a result, for the three and six months ended June 30, 2002, we did not recognize $6.9 million and $13.9 million of amortization expense, respectively, that would have been recognized had the previous standards been in effect. There can be no assurances that future goodwill impairment tests will not result in a charge to earnings. For additional information regarding SFAS No. 142, see Note 3 to the Notes to Condensed Consolidated Financial Statements.

Results of Operations

     The Pictures Group’s revenues are primarily generated from fees for audio and video post production, audio and video special effects and editorial services for the television, film and advertising industries. The Media Group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The Media Group’s results also include our Digital Media Management initiative, a developing business. The Networks Group’s revenues consist of fees relating to facilities and services necessary to assemble and distribute programming for cable and broadcast networks across the world via fiber, satellite and the Internet. The Network Group’s results also include our Bandwidth Management initiative, a new and developing business. Corporate related items and unallocated revenues and expenses are reflected in Corporate and Other, below. Additionally, Corporate and Other includes the results of our Interactive Media business, a new and developing business initiative and our Enterprise Solutions Group, which provides a blended portfolio of consulting and other professional services to the entertainment and media industry. Cost and expenses include costs of services which consist primarily of production wages, facility costs and other direct costs; selling, general and administrative expenses; depreciation and amortization; interest expense and income taxes.

     Our consolidated results of operations for the three and six months ended June 30, 2002, include the results of GWNS, Cinram-POP and LNS. Our consolidated results of operations for the three and six months ended June 30, 2001 include the results of GWNS from its February 1, 2001 acquisition date but do not include consolidated results for Cinram-POP or LNS as those acquisitions occurred in August and September 2001, respectively. As a result, reported operating results are not comparable between the periods presented.

Comparison of Reported Results for the Six Months Ended June 30, 2002 and 2001 (unaudited).

Six Months Ended June 30,	2002	2001

Segment Revenues
Pictures Group	$137,280	$173,438
Media Group	50,407	53,231
Networks Group	76,345	75,336

	$264,032	$302,005

Segment EBITDA
Pictures Group	$24,571	$33,186
Media Group	14,084	15,479
Networks Group	23,365	23,112
Corporate and Other	(23,737)	(19,357)

	$38,283	$52,420

Net loss	$(44,278)	$(44,545)

     Revenues decreased $38.0 million, or 12.6%, to $264.0 million for the six months ended June 30, 2002 from $302.0 million for the six months ended June 30, 2001. Pictures Group revenues decreased by $36.2 million resulting from unfavorable comparisons to 2001, which benefited from increased television and feature film production as a result of the threatened actors and writers strikes. Additionally, Pictures Group revenues suffered from reduced television advertising spending continuing into the first and second quarter of 2002. Media Group revenues decreased by $2.8 million as a result of lower demand from larger studio clients for services. Networks Group revenues increased by $1.0 million primarily driven by an increase of $7.7 million from the acquisitions of GWNS and LNS and an increase of $2.0 million from our Bandwidth Management initiative. These revenues were offset by a decrease of $8.7 million attributed to the cancellation and timing of various contracts, large network construction and installation projects.

     Costs of services decreased $23.7 million, or 12.9%, to $160.3 million for the six months ended June 30, 2002 from $184.0 million for the six months ended June 30, 2001. This is attributed to decreases across all of our Groups primarily in material, personnel and equipment expenses, as a result of the decreased revenues noted above.

     Selling, general and administrative expenses decreased $0.1 million, or 0.2%, to $65.5 million for the six months ended June 30, 2002 from $65.6 million for the six months ended June 30, 2001. The decrease is attributed to personnel reductions and decreased professional fees partially offset by increased expenses associated with corporate centralization activities.

     As a result of the above, EBITDA, as defined, decreased $14.1 million, or 26.9%, to $38.3 million for the six months ended June 30, 2002, from $52.4 million for the six months ended June 30, 2001. Pictures Group EBITDA decreased $8.6 million due to the lower revenues described above offset by lower costs, primarily personnel, material, and selling, general and administrative expenses. Media Group EBITDA decreased $1.4 million due to lower revenues described above and increased spending of $0.7 million on our Digital Asset Management initiative. Networks Group EBITDA increased $0.3 million driven by higher margins associated with additional revenues described above as well as cost savings offset by additional investments of $4.9 million in our Bandwidth Management initiative. Corporate and Other EBITDA decreased $4.4 million due to $3.3 million recorded relating to the severance terms for our former chief executive officer, increases in expenses, primarily associated with corporate centralization activities and increased professional and legal fees of $2.7 million, increased spending of $0.4 million in our Enterprise Solutions Group initiative offset by reduced labor costs of $2.0 million.

     Depreciation and amortization decreased $26.0 million, or 43.4%, to $33.9 million for the six months ended June 30, 2002, from $59.9 million for the six months ended June 30, 2001. Approximately $18.8 million of the decrease is attributed to the Company’s adoption of SFAS No. 142 pursuant to which goodwill and other identifiable intangible assets with indefinite lives are no longer amortized. The additional decrease is attributed to reduced depreciation expense associated with the asset impairment charge recorded in the fourth quarter of 2001.

     Non-cash compensation expense decreased $12.1 million, or 111.0%, to $1.2 million in income for the six months ended June 30, 2002, from $10.9 million in expense reported for the six months ended June 30, 2001. Results for the six months ended June 30, 2002 included income of $2.2 million relating to a decline in the value of the underlying financial instruments used to value employee stock appreciation rights or SARs, and compensation expense of $1.0 million relating to the issuance of “in-the-money” stock options pursuant to our 2001 incentive compensation plan. The expense recorded in the six months ended June 30, 2001 related primarily to the increase in value of the underlying financial instruments used to value employee SARs.

     Interest expense increased $2.3 million, or 7.8%, to $31.6 million for the six months ended June 30, 2002, from $29.3 million for the six months ended June 30, 2001. The increase is attributable to additional interest on borrowings under the Liberty Subordinated Credit Agreement related to the funding of acquisitions. Interest expense for the six months ended June 30, 2002 included $10.2 million of non-cash expense related to interest under the Liberty Subordinated Credit Agreement, $9.1 million related to interest under our Senior Credit Facility, $8.1 million related to interest rate swaps (of which $3.9 million is non-cash), $2.4 million of amortization of debt discounts and debt issuance costs, and $1.8 million of interest related to capital leases, notes, and mortgages.

     Other income increased $3.4 million, or 113.3%, to $3.1 million for the six months ended June 30, 2002 from $0.3 million of expense for the six months ended June 30, 2001. The increase was primarily due to $5.0 million related to the increase in the market value of certain freestanding interest rate swap instruments offset by $2.2 million related to the payment of an award in the arbitration matter with Paul Dujardin (as further described in Part II, Item 1 below).

     As a result of the above, the loss before income taxes and change in accounting principle decreased $24.9 million, or 52.0%, to $23.0 million for the six months ended June 30, 2002 from $47.9 million for the six months ended June 30, 2001.

     The provision for income taxes increased $4.4 million, or 131.5%, to $1.1 million for the six months ended June 30, 2002, from a benefit of $3.3 million for the six months ended June 30, 2001. The change is a result of an increase in the valuation allowance. Our effective income tax rate for the six months ended June 30, 2002 was approximately (2.4)% primarily due to disallowed deductions for goodwill and interest expense of $20.2 million and $12.0 million, respectively and valuation allowances of $19.9 million.

     Effective January 1, 2002, we adopted SFAS No. 142 and in accordance with its provisions, we recorded a transitional impairment charge of $20.2 million, net of tax benefit, which has been reflected as a cumulative effect of a change in accounting principle in the six months ended June 30, 2002.

     As a result of the above, our net loss decreased $0.3 million, or 0.7%, to $44.2 million for the six months ended June 30, 2002 from $44.5 million for the six months ended June 30, 2001.

Comparison of Reported Results for the Three Months Ended June 30, 2002 and 2001 (unaudited).

Three Months Ended June 30,	2002	2001

Segment Revenues
Pictures Group	$63,850	$81,542
Media Group	25,703	27,258
Networks Group	39,096	38,902

	$128,649	$147,702

Segment EBITDA
Pictures Group	$10,018	$12,799
Media Group	7,228	7,502
Networks Group	12,537	11,575
Corporate and Other	(13,569)	(11,125)

	$16,214	$20,751

Net loss	$(17,912)	$(31,051)

     Revenues decreased $19.1 million, or 12.9%, to $128.6 million for the three months ended June 30, 2002 from $147.7 million for the three months ended June 30, 2001. Pictures Group revenues decreased by $17.7 million resulting from unfavorable comparisons to 2001, primarily as a result of continuing challenging economic conditions and reduced television advertising spending continuing into the second quarter of 2002. Media Group revenues decreased by $1.6 million as a result of lower demand from larger studio clients for services. Networks Group revenues increased by $0.2 million due to additional projects secured during the quarter.

     Costs of services decreased $13.7 million, or 14.8%, to $78.6 million for the three months ended June 30, 2002 from $92.3 million for the three months ended June 30, 2001. This is attributed to decreases across all of our Groups primarily in personnel, facility, outside services, and equipment expenses, to offset decreased revenues noted above.

     Selling, general and administrative expenses decreased $0.8 million, or 2.3%, to $33.8 million for the three months ended June 30, 2002 from $34.6 million for the three months ended June 30, 2001. The decrease is attributed to personnel reductions and decreased professional fees partially offset by increased expenses associated with corporate centralization activities and increased spending in our new business initiatives, including Digital Media Management and Enterprise Solutions Group.

     As a result of the above, EBITDA, as defined, decreased $4.6 million, or 21.9%, to $16.2 million for the three months ended June 30,2002, from $20.8 million for the three months ended June 30, 2001. Pictures Group EBITDA decreased $2.8 million due to the lower revenues described above offset by cost savings. Media Group EBITDA decreased $0.3 million due to reductions in direct costs resulting from lower revenues described above and offset increased spending of $0.4 million on our Digital Asset Management initiative. Networks Group EBITDA increased $1.0 million due to the higher margins associated with the additional revenues noted above as well as cost savings offset by additional investment of $2.0 million in our Bandwidth Management initiative. Corporate and Other EBITDA decreased $2.4 million due to $3.3 million recorded relating to the severance terms for our former chief executive officer, increases in expenses, primarily associated with corporate centralization activities and increased professional and legal fees of $1.0 million, increased spending of $0.4 million in our Enterprise Solutions Group initiative offset by reduced labor costs of $2.3 million.

     Depreciation and amortization decreased $12.5 million, or 43.2%, to $16.6 million for the three months ended June 30, 2002, from $29.1 million for the three months ended June 30, 2001. Approximately $9.4 million of the decrease is attributed to the Company’s adoption of SFAS No. 142 pursuant to which goodwill and other identifiable intangible assets with indefinite lives are no longer amortized. The additional decrease is attributed to reduced depreciation expense associated with the asset impairment charge recorded in the fourth quarter of 2001.

     Non-cash compensation expense decreased $6.0 million, or 105.3%, to $0.3 million in income for the three months ended June 30, 2002, from $5.7 million in expense reported for the three months ended June 30, 2001. Results for the three months ended June 30, 2002 included income of $0.3 million relating to a decline in the value of the underlying financial instruments used to value employee stock appreciation rights or SARs.

     Interest expense increased $0.3 million, or 1.9%, to $16.0 million for the three months ended June 30, 2002, from $15.7 million for the three months ended June 30, 2001. The increase is attributable to additional interest on borrowings under the Liberty Subordinated Credit Agreement related to the funding of acquisitions. Interest expense for the three months ended June 30, 2002 included $5.1 million of non-cash expense related to interest under the Liberty Subordinated Credit Agreement, $4.8 million related to interest under our Senior Credit Facility, $3.9 million related to interest rate swaps (of which $1.9 million is non-cash), $1.3 million of amortization of debt discounts and debt issuance costs, and $0.9 million related to capital leases, notes and mortgages.

     Other expense increased $428,000, or 319.4%, to $562,000 for the three months ended June 30, 2002 from $134,000 of expense for the three months ended June 30, 2001. The increase was primarily attributed to $2.2 million related to the Dujardin Arbitration award. These expenses were partially offset by $1.8 million related to the increase in the market value of certain freestanding interest rate swap instruments.

     As a result of the above, the loss before income taxes and change in accounting principle decreased $13.2 million, or 44.1%, to $16.7 million for the three months ended June 30, 2002 from $29.9 million for the three months ended June 30, 2001.

     The provision for income taxes increased $0.1 million, or 9.1%, to $1.2 million for the three months ended June 30, 2002, from $1.1 million for the three months ended June 30, 2001. The change is a result of increased state income taxes.

     As a result of the above, our net loss decreased $13.2 million, or 42.4%, to $17.9 million for the three months ended June 30, 2002 from $31.1 million for the three months ended June 30, 2001.

Liquidity and Capital Resources

     Cash provided by operating activities for the six months ended June 30, 2002, was $28.0 million as compared to $21.2 million for the six months ended June 30, 2001. Cash and cash equivalents were $12.7 million at June 30, 2002, a decrease of $0.2 million from June 30, 2001. This decrease relates primarily to cash used for capital expenditures and payments on long-term debt and capital lease obligations offset by cash provided by operating activities.

     Net cash used in investing activities was $30.0 million for the six months ended June 30, 2002 compared to $133.2 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, we invested $30.0 million in property, plant and equipment, as compared to $34.0 million for the six months ended June 30, 2001. In addition, during the six months ended June 30, 2001 we acquired GWNS for $108.2 million, invested $300,000 to acquire 1% of LNS and realized proceeds of $8.7 million from sales of marketable securities.

     During the six months ended June 30, 2002, net cash used in financing activities was $8.7 million compared to net cash provided by financing activities of $105.8 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, $6.5 million was borrowed under our Liberty Subordinated Credit Agreement and $3.9 million was borrowed relating to property mortgages. These borrowings were used to fund capital expenditures. During the six months ended June 30, 2002 we repaid $7.6 million of debt that matured during the quarter related to capital leases, mortgage notes and other borrowings and repaid $11.5 million under our Senior Credit Agreement. These repayments were funded by cash generated from operations.

     At June 30, 2002, $382.5 million was outstanding under the Senior Credit Agreement and $31.6 million, subject to the terms of the Senior Credit Agreement, was available for future borrowings. At June 30, 2002, $212.7 million was outstanding under the Liberty Subordinated Credit Agreement and $93.5 million was available for future borrowings under the terms of the Liberty Subordinated Credit Agreement with the consent of, and on terms determined by, Liberty Media.

     In accordance with terms of the Senior Credit Agreement as amended March 26, 2002, new lenders may be added to the agreement, with the consent of the current lenders, and the Company may potentially increase the available borrowings thereunder by an additional $60.0 million for a total commitment of $475.0 million. In addition, the amendment provides us with greater financial flexibility by modifying various financial covenants including adjustments to our combined leverage ratio, interest coverage ratio, fixed charge ratio and indebtedness limitations.

     Under the Liberty Subordinated Credit Agreement, we may borrow up to $213.6 million from Liberty Media for purposes of funding acquisitions in exchange for convertible notes in the amount borrowed, which would be convertible into the Company’s Class B Common Stock at $10.00 per share. We may also borrow up to an additional $100.0 million from Liberty Media with the consent of, and on terms determined by, Liberty Media. On June 28, 2002, the parties to the Senior Credit Agreement in a letter dated June 28, 2002 (the “Senior Credit Agreement Consent Letter”) and the parties to the Heller Credit Agreement agreed in a separate letter dated June 28, 2002 (the “Heller Consent Letter”), that, with respect to $25.0 million of such $100.0 million, (1) the conversion rights could be modified so that a convertible note could be convertible into the Company’s Class B Common Stock at a price per share determined by us, rather than at $10.00 per share, and (2) to the extent these funds were borrowed to purchase capital assets and fund the award in the arbitration matter with Paul Dujardin (as described below in Part II, Item 1 of this report), such borrowed funds could be repaid to Liberty Media before we pay any amounts owed under the Senior Credit Agreement provided that, among other conditions, such repayment would be funded solely with proceeds of additional equity contributions from Liberty Media or any of its affiliates other than from us or any of our subsidiaries. The discussion of the Senior Credit Agreement Consent Letter and the Heller Consent Letter are qualified by the complete text of each respective document, which is attached to this report as Exhibits 10.1 and 10.2, respectively and hereby incorporated by reference to this report.

     The Senior Credit Agreement requires us to maintain specified ratios, including a leverage ratio of debt to EBITDA (as such terms are defined in the Senior Credit Agreement) that declines each quarter through the third quarter of fiscal year 2003 until such leverage ratio reaches 3.50 to 1.00. As of June 30, 2002, our leverage ratio was 4.44 to 1.00 and we were in compliance with our financial covenants in the Senior Credit Agreement. On August 13, 2002, we entered into an agreement with Liberty Media under which we may draw $25.0 million as needed through, at Liberty Media’s option: (a) loans under the Liberty Subordinated Credit Agreement of subordinated convertible loans with a conversion price per share equal to 115% of the average market price of our Class A Common Stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the borrowing, (b) sales of our Class B Common Stock to Liberty Media at a purchase price per share equal to the average market price of our Class A Common Stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the stock sale, or (c) any combination of (a) and (b) (“Supplement No. 3”). Any draws under Supplement No. 3 are subject to our obtaining any necessary consents and approvals and issuing any required notices, including, to the extent applicable, stockholder approval of the issuance of Class B Common Stock to Liberty Media, whether as a sale of stock or upon conversion of a loan (“Stockholder Consent”). Liberty Media, which holds over 87% of our outstanding common stock and over 99% of our voting power of the outstanding common stock, agreed in Supplement No. 3 to vote in favor of any Stockholder Consent. Amounts advanced to us pursuant to Supplement No. 3 would not constitute debt under the Senior Credit Agreement. Proceeds of the loans or stock sales under Supplement No. 3 must be used for capital expenditures, payment of the principal amount of loans made under the Senior Credit Agreement or working capital. In the absence of other funding sources, we anticipate that we will continue to be reliant on funding from Liberty Media to meet our financial covenants. We believe that our cash flow from operations, together with cash on hand and the funding available pursuant to Supplement No. 3, will provide adequate resources to fund ongoing operations. The discussion of Supplement No. 3 is qualified by the complete text of Supplement No. 3, which is attached to this report as Exhibit 10.5 and is hereby incorporated by reference to this report.

     As of June 30, 2002, borrowings related to real property mortgages totaled $23.7 million, capital lease obligations totaled $17.5 million, and other notes payable totaled $8.4 million. As of June 30, 2002, $1.7 million was available for future borrowings under two real property mortgage notes. Proceeds from these notes are restricted in use to funding capital expenditure initiatives for our United Kingdom operations.

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

     In connection with several acquisitions that occurred during fiscal years 2000 and 2001, we incurred significant indebtedness to fund the transactions. This indebtedness may result in a significant percentage of our cash flow being applied to the payment of interest, and there can be no assurance that our operations will generate sufficient cash flow to service the indebtedness. This indebtedness, as well as any indebtedness we may incur in the future, may adversely affect our ability to finance operations, as financial covenant limitations reach their maximum which could limit our ability to pursue business opportunities that may be in our best interests and that of our stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risks

     We seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Interest rate swap agreements are the primary instruments used to manage interest rate fluctuation affecting our $382.5 million of variable rate debt primarily associated with our Senior Credit Agreement. At June 30, 2002, we had three interest rate swap agreements with a combined fair market value of $9.8 million in favor of our counterparties. In one swap agreement, we receive variable interest rate payments and make fixed interest rate payments on a notional amount of $365.0 million. The two remaining swap agreements have a combined notional amount of $365.0 million, in which we receive fixed and pay variable interest rate payments. All three swap agreements mature on June 30, 2003. In addition, we had two interest rate swap agreements with a mark to market value of $100,000 in favor of our banks. These swap agreements mature on March 10, 2016.

Foreign Currency Risk

     We continually monitor our economic exposure to changes in foreign exchange rates and may enter into foreign exchange agreements where and when appropriate. Whenever possible, we utilize local currency borrowings to fund foreign acquisitions. At June 30, 2002, we did not have any foreign exchange agreements. Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transaction gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Arbitration Matter with Paul Dujardin

     The previously reported arbitration proceeding arising from (i) the termination of Paul Dujardin’s employment with the Company, and (ii) the disposition of 440,981 shares of the Company’s Class A Common Stock (the “Hold-Back Shares”) owned by Paul Dujardin and held by the Company has concluded. Pursuant to the arbitrator’s decision, we were ordered to pay Mr. Dujardin $3.4 million plus interest at 9% from August 29, 2001 to July 25, 2002, the date we paid the award for a total amount of $3.7 million. In determining the award, the arbitrator concluded that we did not have grounds to terminate Mr. Dujardin for failure to perform his job duties and engaging in willful misconduct injurious to the Company and Triumph, and that, at August 29, 2001, the value of the Hold-Back Shares was $3.4 million, or $7.67 per share. In accordance with generally accepted accounting principles, we were deemed to have paid $3.20 per share for the Hold-Back Shares with the difference of $4.47 per share, or $2.2 million, recorded to other expense. The Hold-Back Shares were originally issued to Paul Dujardin in partial consideration for the sale of Triumph on July 25, 2000, when the closing price for our

Class A Common Stock was $66.50 per share. As a consequence of the award, we took title to the Hold-Back Shares and thereafter cancelled and returned them to our authorized but unissued share capital.

Other Legal Proceedings

     There has been no other material development that has not been previously reported in our legal proceedings disclosure in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002, with the Securities and Exchange Commission. In addition, there have been no new reportable events during the three months ended June 30, 2002.

Item 2. Changes in Securities and Use of Proceeds

     For the three and six months ended June 30, 2002, the Company issued 1,753,476 and 2,632,795 shares of its convertible Class B Common Stock, respectively, to Liberty Media and its affiliates in payment of $5.1 million and $10.1 million, respectively, in interest under the Liberty Subordinated Credit Agreement. Such issuance was not registered under the Securities Act of 1933, as amended, pursuant to the exemption from registration afforded by Section 4(2) of that Act. Shares of Class B Common Stock are convertible into shares of the Company’s Class A Common Stock, on a one-for-one basis, at any time at the option of the holder.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Senior Credit Agreement Consent Letter, dated June 28, 2002.

10.2	Heller Consent Letter, dated June 28, 2002.

10.3	Supplement No. 1 to the First Amended and Restated Credit Agreement, dated June 28, 2002, by and between Liberty Livewire Corporation and Liberty Media Corporation, and Promissory Note, dated June 28, 2002, from Liberty Livewire Corporation in favor of Liberty Media Corporation.

10.4	Supplement No. 2 to the First Amended and Restated Credit Agreement, dated July 24, 2002, by and between Liberty Livewire Corporation and Liberty Media Corporation, and Promissory Note, dated July 24, 2002, from Liberty Livewire Corporation in favor of Liberty Media Corporation.

10.5	Supplement No. 3 to the First Amended and Restated Credit Agreement, dated August 13, 2002, by and between Liberty Livewire Corporation and Liberty Media Corporation.

(b)	Reports on Form 8-K.

No Current Reports on Form 8-K were filed for the quarter ended June 30, 2002. A Current Report on Form 8-K was filed on August 14, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LIVEWIRE CORPORATION

August 14, 2002	/s/ George C. Platisa

Date	George C. Platisa Executive Vice President and Chief Financial Officer