Form 10-Q
period 2002-09-30
LIBERTY LIVEWIRE CORP
filed 2002-11-15
CIK 61442

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission file number 0-1461

LIBERTY LIVEWIRE CORPORATION

(Exact name of registrant as specified in its charter)

State of Delaware	13-1679856

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Broadway, Fifth Floor Santa Monica, CA	90401

(Address of principal executive offices)	(Zip Code)

(310) 434-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of shares of Common Stock outstanding at November 1, 2002 was 4,884,049 shares of Class A Common Stock and 47,670,417 shares of Class B Common Stock.

LIBERTY LIVEWIRE CORPORATION

Report on Form 10-Q for the Period Ended September 30, 2002

LIBERTY LIVEWIRE CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$6,197	$23,433
Trade receivables, net of allowance for doubtful accounts of $9.0 million and $12.0 million, respectively	86,829	96,696
Inventories	4,397	4,016
Deferred income taxes, net	6,184	5,006
Prepaid deposits and other	21,243	14,237

Total current assets	124,850	143,388

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $99.6 million and $147.8 million, respectively	311,326	316,077
Goodwill and identifiable intangible assets, net of accumulated amortization of $45.4 million and $43.4 million, respectively	432,367	448,909
Other assets, net	15,243	11,317

Total assets	$883,786	$919,691

Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$17,856	$19,129
Accounts payable	30,680	38,906
Accrued expenses and other liabilities	65,910	76,345
Due to parent company, net	10,851	5,439

Total current liabilities	125,297	139,819

Long-term debt and capital lease obligations	395,837	424,556
Convertible subordinated notes, net	200,610	183,685
Deferred income taxes, net	6,573	5,006
Other liabilities	11,480	13,177

Total liabilities	739,797	766,243

Commitments and contingencies
Stockholders’ Equity:
Common Stock:
Class A; authorized 300,000,000 shares of $0.01 par value; 5,339,094 issued; 4,884,032 and 5,334,022 outstanding as of September 30, 2002 and December 31, 2001, respectively	49	53
Class B; convertible, authorized 100,000,000 shares of $0.01 par value; 47,670,417 and 34,393,330 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	477	344
Additional paid-in capital	647,981	617,933
Treasury stock; 16,251 and 1,508 shares at cost at September 30, 2002 and December 31, 2001, respectively	(124)	(28)
Accumulated deficit	(499,107)	(446,082)
Other	136	(1,356)
Accumulated other comprehensive loss	(5,423)	(17,416)

Total stockholders’ equity	143,989	153,448

Total liabilities and stockholders’ equity	$883,786	$919,691

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$130,274	$142,648	$394,307	$444,653
Cost of services	79,211	89,925	239,510	273,884

Gross profit	51,063	52,723	154,797	170,769

Operating expenses:
Selling, general and administrative	31,562	30,371	97,013	95,997
Depreciation and amortization	17,034	33,277	50,909	93,155
Non-cash compensation expense (income)	1,028	(10,051)	(140)	808

Total operating expenses	49,624	53,597	147,782	189,960

Income (loss) from operations	1,439	(874)	7,015	(19,191)

Interest expense, net	16,607	14,808	48,248	44,102
Other (income) expense, net	(7,088)	2,436	(10,148)	2,696

Loss before income taxes and change in accounting principle	(8,080)	(18,118)	(31,085)	(65,989)
Income tax provision (benefit)	666	258	1,712	(3,068)

Loss before change in accounting principle	(8,746)	(18,376)	(32,797)	(62,921)
Change in accounting principle, net of income tax benefit	—	—	(20,227)	—

Net loss	$(8,746)	$(18,376)	$(53,024)	$(62,921)

Weighted average number of common and common equivalent shares outstanding:
Basic and diluted	42,781,046	37,981,528	41,062,416	37,677,408

Net loss per common share — basic and diluted
Loss before change in accounting principle	$(0.20)	$(0.48)	$(0.80)	$(1.67)
Change in accounting principle	—	—	(0.49)	—

Net loss per common share	$(0.20)	$(0.48)	$(1.29)	$(1.67)

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Net cash flows provided by operating activities	$28,703	$36,102

Cash flows from investing activities:
Proceeds from sales of marketable securities and investments	—	22,946
Proceeds from disposal of fixed assets	3,608	—
Capital expenditures	(44,981)	(52,522)
Acquisitions, net	—	(140,232)

Net cash flows used in investing activities	(41,373)	(169,808)

Cash flows from financing activities:
Borrowings of long-term debt	8,955	50,056
Payments of long-term debt and capital lease obligations	(39,819)	(29,643)
Payments of non-convertible subordinated debt	—	(13,801)
Borrowings under convertible subordinated notes, net	14,151	127,539
Proceeds from the issuance of common stock	13,293	—
Repurchase of shares	(1,411)	—
Other, net	(94)	(85)

Net cash flows (used in) provided by financing activities	(4,925)	134,066

Effect of exchange rate changes on cash	359	(201)

Net (decrease) increase in cash and cash equivalents	(17,236)	159
Cash and cash equivalents at beginning of period	23,433	19,466

Cash and cash equivalents at end of period	$6,197	$19,625

See notes to condensed consolidated financial statements

LIBERTY LIVEWIRE CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002
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

     The Company’s assets and operations are primarily comprised of the historical business of the Company, formerly known as the Todd-AO Corporation and ten companies acquired during 2001 and 2000: Four Media Company (“4MC”); Virgin Media Group Limited (“Virgin”); the sound post-production and certain related businesses of Soundelux Entertainment Group of Delaware, Inc. (“Soundelux”); Triumph Communications, Inc. (“Triumph”); Video Services Corporation (“VSC”); Group W Network Services and 100% of the capital stock of Asia Broadcast Centre Pte. Ltd. and Group W Broadcast Pte. Ltd. (collectively “GWNS”); Livewire Network Services, LLC (“LNS”); Soho Group Limited (“Soho”); Visiontext Limited (“Visiontext”); and Cinram-POP DVD Center LLC now known as Stream Santa Monica (“Stream”). The combination and integration of the acquired entities allow the Company to offer its clients a complete range of services, from image capture to “last mile” distribution.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial data as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period balances in order to conform to the current period presentation. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Effective January 1, 2002, the Company adopted SFAS No. 142 and in accordance with its provisions, the Company recorded a transitional impairment charge of $20.2 million against goodwill related to its Entertainment Television reporting unit, which is part of the Pictures Group. The charge has been reflected as a cumulative effect of a change in accounting principle in the nine months ended September 30, 2002. Fair value of each reporting unit was determined through the use of an outside independent valuation consultant, Bearing Point (formerly KPMG Consulting, Inc.), which is not affiliated with the Company’s independent auditors, KPMG LLP. The consultant used both the income approach and market approach in determining fair value.

     In accordance with SFAS No. 142, the Company has ceased amortizing goodwill totaling $420.8 million as of the beginning of fiscal year 2002, including $17.5 million of acquired assembled workforce and $1.7 million of tradename related intangible assets previously classified as identifiable intangible assets. As a result, for the three and nine months ended September 30, 2002, the Company did not recognize $6.9 million and $20.9 million of amortization expense, respectively, that would have been recognized had the previous standards been in effect. The following table presents identifiable intangible assets subject to amortization and estimated future amortization under the provisions of SFAS No. 142 as of September 30, 2002 (in thousands):

Identifiable intangible assets
Employment agreements	$8,188
Non-compete agreements	3,414

11,602
Accumulated amortization	(5,299)

$6,303

Estimated amortization expense
2002	$2,309
2003	2,309
2004	2,309
2005	1,109

8,036
Less: Amortization for the nine months ended September 30, 2002	(1,733)

$6,303

     The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the three and nine months ended September 30, 2001 (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net loss	$(8,746)	$(18,376)	$(53,024)	$(62,921)
Amortization of goodwill	—	9,015	—	24,806
Amortization of acquired assembled workforce intangible assets	—	1,512	—	4,535
Income tax effect	—	—	—	(1,331)

Net adjustments	—	10,527	—	28,010

Adjusted net loss	$(8,746)	$(7,849)	$(53,024)	$(34,911)

Reported net loss per share — basic and diluted	$(0.20)	$(0.48)	$(1.29)	$(1.67)

Adjusted net loss per share — basic and diluted	$(0.20)	$(0.21)	$(1.29)	$(0.93)

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121 and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company’s adoption of SFAS No. 144 effective January 1, 2002 did not have a material impact on its results of operations and financial position.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB’s conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on the Company’s financial statements.

4. Acquisitions

     On February 1, 2001, the Company acquired GWNS from Viacom, Inc. On August 23, 2001, the Company acquired from Cinram U.S. Holdings, Inc. the 51% interest in Stream that it did not already own. On September 6, 2001, the Company acquired the remaining 99% interest in LNS that it did not already own, thereby acquiring the operations of Ascent Network Services.

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

	Nine Months Ended
	September 30,

	2002	2001

Revenues	$394,307	$459,421

Loss before change in accounting principle	$(32,797)	$(66,127)

Net loss	$(53,024)	$(66,127)

Loss per common share before change in accounting principle — basic and diluted	$(0.80)	$(1.76)

Net loss per common share — basic and diluted	$(1.29)	$(1.76)

5. Comprehensive Loss

     Comprehensive loss is defined as all changes in shareholders’ equity, except those resulting from investments by or distributions to shareholders. The Company’s comprehensive loss is as follows (amounts in thousands):

	Nine Months Ended
	September 30,

	2002	2001

Net loss	$(53,024)	$(62,921)
Unrealized gain on available for sale securities	—	2,278
Mark-to-market loss for derivative transactions	(519)	(9,993)
Gain/(loss) on foreign currency translation	7,226	(4,085)
Reclassification adjustment for amortization on cash flow hedge	5,286	—

Net gain/(loss) recognized in other comprehensive loss	11,993	(11,800)

Total comprehensive loss	$(41,031)	$(74,721)

6. Long-Term Debt

     The Company entered into a credit agreement, dated as of December 22, 2000, as amended by Amendment No. 1, dated as of November 1, 2001, and as further amended by Amendment No. 2, dated as of March 26, 2002, with several lenders from time to time parties to the credit agreement, BANC OF AMERICA SECURITIES LLC, as Lead Arranger and Book Manager, BANK OF AMERICA, N.A., as administrative agent for the Lenders, SALOMON SMITH BARNEY INC., as Syndication Agent, and THE BANK OF NEW YORK COMPANY, INC., as Documentation Agent (the “Senior Credit Agreement”) and entered into the First Amended and Restated Liberty Subordinated Credit Agreement, dated December 22, 2000 (as supplemented, the “Liberty Subordinated Credit Agreement”), with Liberty Media Corporation. The Company also borrowed $10.0 million from Heller Financial Leasing, Inc. pursuant to a credit agreement dated June 22, 2001 (the “Heller Credit Agreement”).

Senior Credit Agreement

     On March 26, 2002, the Company amended its Senior Credit Agreement under which, at anytime prior to September 30, 2002, new lenders could be added to the agreement, with the consent of current lenders, and the Company could potentially increase the available borrowings thereunder by an additional $60.0 million. As of September 30, 2002, no new lenders were added to the Senior Credit Agreement and the available borrowings were not increased. As of September 30, 2002, the Company had borrowed $367.8 million (including letters of credit of $1.1 million) under the Senior Credit Agreement, and $43.2 million was available for future borrowings thereunder subject to the Company’s compliance with its covenants at the time of, and after giving effect to, the requested future borrowings. The Company was in compliance with all of its financial covenants in the Senior Credit Agreement at September 30, 2002. As of September 30, 2002, the effective interest rate on the Senior Credit Agreement was 4.66%.

     On November 13, 2002, the Company finalized Amendment No. 3 to its Senior Credit Agreement. This amendment provides the Company with greater financial flexibility by providing for more favorable leverage ratio tests and more favorable fixed charge coverage ratio tests. It also removes some restrictions on the transactions the Company and its subsidiaries may enter into. In consideration for the above changes, the Company agreed to higher interest rates on the loans until the Company’s leverage ratio is reduced below 4:00 to 1:00, new restrictions on the use of the proceeds from the sale of assets, and a permanent reduction of $40.0 million in the amount available for future borrowings under the Senior Credit Agreement. After giving effect to this amendment, $3.2 million is available for future borrowings under the Senior Credit Agreement. The foregoing discussion of Amendment No. 3 to the Senior Credit Agreement is qualified by the complete text of the document, which is filed as Exhibit 10.5 to this report and hereby incorporated by reference herein.

Liberty Subordinated Credit Agreement

     At September 30, 2002, the Company had borrowed $220.3 million under the Liberty Subordinated Credit Agreement. Of the total amount borrowed, $206.2 million was used for funding acquisitions (the “Acquisition Funds”) and is represented by convertible notes in the amount borrowed, which are convertible into the Company’s Class B Common Stock at $10.00 per share. The remainder of the total amount borrowed, $14.1 million, was used for working capital, capital expenditures and repayment of principal under the Senior Credit Agreement and was borrowed pursuant to Supplements No. 1, 2 and 3 to the Liberty Subordinated Credit Agreement (each described below). The effective annual interest rate for 2002 on the Liberty Subordinated Credit Agreement is 10.0%.

June 2002 Consent Letters and Supplements No. 1 and No. 2

     The Liberty Subordinated Credit Agreement allows the Company to borrow the Acquisition Funds and up to an additional $100.0 million from Liberty Media with the consent of, and on terms determined by, Liberty Media (the “Additional Available Funds”). The parties to the Senior Credit Agreement agreed in a letter dated June 28, 2002 (the “Senior Credit Agreement Consent Letter”) and the parties to the Heller Credit Agreement agreed in a separate letter dated June 28, 2002 (the “Heller Consent Letter” and, together with the Senior Credit Agreement Consent Letter, the “June 2002 Consent Letters”), that, with respect to $25.0 million of the Additional Available Funds, borrowed to purchase capital assets and fund the award in the arbitration matter with Paul Dujardin (the “Dujardin Arbitration Award”), (1) convertible notes could be issued that could be convertible into the Company’s Class B Common Stock at a price per share determined by the Company, rather than at $10.00 per share as permitted under the Senior Credit Agreement, and (2) such borrowed funds could be repaid to Liberty Media before the Company pays amounts owed under the Senior Credit Agreement, provided that, among other conditions, such repayment is funded solely with proceeds of additional equity contributions from Liberty Media or any of its affiliates other than the Company or any of its subsidiaries. The Company’s ability to determine the conversion rights under the Liberty Subordinated Credit Agreement with respect to Additional Available Funds does not affect the conversion rights for amounts previously borrowed under the Liberty Subordinated Credit Agreement and may be determined on a case by case basis only on amounts borrowed with respect to the $25.0 million of Additional Available Funds to which the June 2002 Consent Letters apply.

     On June 28, 2002, the Company and Liberty Media entered into Supplement No. 1 to the Liberty Subordinated Credit Agreement (“Supplement No. 1”), under which the Company borrowed $6.5 million for the purchase of capital assets, and issued a promissory note, dated June 28, 2002, in the same amount that is convertible into the Company’s Class B Common Stock at $3.50 per share, which represents a $0.56 per share premium over the $2.94 per share closing price of the Company’s Class A Common Stock on that day.

     On July 24, 2002, the Company and Liberty Media entered into Supplement No. 2 to the Liberty Subordinated Credit Agreement (“Supplement No. 2”), under which the Company borrowed an additional $2.3 million to fund part of the Dujardin Arbitration Award, and issued a promissory note in the same amount that is convertible into the Company’s Class B Common Stock at $3.50 per share which represents a $1.55 per share premium over the $1.95 per share closing price of the Company’s Class A Common Stock on that day.

September 2002 Consent Letters and Supplement No. 3

     On August 13, 2002, the Company entered into an agreement with Liberty Media under which it may draw $25.0 million of Additional Available Funds as needed through, at Liberty Media’s option: (a) subordinated loans under the Liberty Subordinated Credit Agreement with a conversion price per share equal to 115% of the average market price of the Company’s Class A Common Stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the borrowing, (b) sales of the Company’s Class B Common Stock to Liberty Media at a purchase price per share equal to the average market price of the Company’s Class A Common Stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the stock sale, or (c) any combination of (a) or (b) (“Supplement No. 3”). Any draws under Supplement No. 3 are subject to the Company’s obtaining any necessary consents and approvals and issuing any required notices, including, to the extent applicable, stockholder approval of the issuance of shares of Class B Common Stock to Liberty Media, whether as a sale of stock or upon conversion of a loan (“Stockholder Consent”). Liberty Media, which then held over 87% of the outstanding common stock and over 99% of the voting power of the outstanding common stock and now holds over 90% of the outstanding common stock and over 99% of the voting power of the outstanding common stock, agreed in Supplement No. 3 to vote in favor of any Stockholder Consent. Proceeds of the loans or stock sales under Supplement No. 3 must be used for capital expenditures, payment of the principal amount of loans made under the Senior Credit Agreement or working capital.

     On September 26, 2002, the parties to the Senior Credit Agreement agreed in a letter dated September 26, 2002 and the parties to the Heller Credit Agreement agreed in a separate letter dated September 26, 2002 (collectively, the “September 2002 Consent Letters”), with respect to an additional $25.0 million of the Additional Available Funds (over and above the $25.0 million contemplated in the June 2002 Consent Letters), that convertible notes could be issued that could be convertible into the Company’s Class B Common Stock at a price per share determined by the Company that was no less than 115% of the average daily market price of the Company’s Class A Common Stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the borrowing.

     On September 30, 2002, the Company received $17.2 million under Supplement No. 3 in consideration of the Company’s issuance of a convertible note in the amount of $5.3 million that is convertible, subject to Stockholder Consent, into the Company’s Class B Common Stock at $1.94 per share and sale of 7,070,000 shares of its Class B Common Stock at a price of $1.69 per share for total proceeds of $11.9 million. The conversion price of the convertible note and purchase price of the shares sold were calculated in accordance with Supplement No. 3. The proceeds were used to repay borrowings under the Senior Credit Agreement, for capital expenditures and for working capital.

     On October 17, 2002, the Company borrowed $4.0 million under Supplement No. 3 to the Liberty Subordinated Credit Agreement and issued a convertible note in the same amount that is convertible, subject to Stockholder Consent, into the Company’s Class B Common Stock at $1.56 per share. The conversion price was calculated in accordance with Supplement No. 3. The proceeds were used for working capital.

7. Stock Appreciation Rights

     The accrued expense attributed to stock appreciation rights as of September 30, 2002 and December 31, 2001 was $44,000 and $3.2 million, respectively. The Company’s statements of operations for the nine months ended September 30, 2002 and 2001 include non-cash income of $3.2 million and non-cash expense of $0.8 million, respectively, due to changes in the stock price underlying the stock appreciation rights during each period presented.

8. Earnings Per Share

     As a result of losses, convertible subordinated notes, warrants and stock options that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive. Amounts excluded were 30,169,290 and 29,246,674 at September 30, 2002 and 2001, respectively.

9. Financial Instruments

     The Company’s statement of operations for the nine months ending September 30, 2002 includes $9.9 million of non-cash income related to mark-to-market adjustments on interest rate swap agreements which had a combined fair market value of $9.5 million and $14.7 million as of September 30, 2002 and December 31, 2001, respectively, in favor of our counterparties. Additionally, during the nine months ended September 30, 2002, the Company realized non-cash interest expense of $5.3 million, related to the $6.4 million of unrealized losses included in accumulated other comprehensive income as of December 31, 2001. The remaining $1.1 million of unrealized losses will be recorded as interest expense during the remainder of fiscal year 2002.

10. Business Segment Information

     The Company’s business units have been aggregated into three reportable segments: the Pictures Group, the Media Group, and the Networks Group. The Pictures Group, which is comprised of the Company’s Entertainment Television, Commercial Television and Audio divisions, earns revenues by providing services necessary to complete the creation of original content including feature films, television shows, television commercials, music videos, promotional and identity campaigns and corporate communications programming. The Media Group provides services necessary to facilitate the global maintenance, management and distribution of existing content libraries; access to physical and virtual content, restoration and preservation of damaged content and creation of high resolution professional masters from original camera negative for global home, broadcast, pay-per-view and emerging new media channels. The Media Group’s results also include our Digital Media Management initiative. The Networks Group provides services necessary to assemble and distribute programming for cable and broadcast networks via fiber, satellite and the Internet to viewers in North America, Europe and Asia. Additionally, the Networks Group includes the results of the Company’s Bandwidth Management initiative. Corporate related items and unallocated income and expenses are reflected in the Corporate and Other column listed below. Corporate and Other includes the results of the Company’s Interactive Media initiative and its Enterprise Solutions Group.

     The Company evaluates performance based upon several factors, including segment income (loss) before income taxes, interest, depreciation and amortization of intangibles. The Company believes that EBITDA is an important measure of its financial performance. The Company defines “EBITDA” as earnings before interest, taxes, depreciation and amortization, excluding gains and losses on asset sales and unusual charges such as restructuring, integration and impairment. The Company’s investments in new infrastructure, machine capacity, technology and goodwill arising from its significant acquisition activity have produced a relatively high depreciation and amortization expense and have historically been a significant annual non-cash charge to earnings. EBITDA is calculated before depreciation and, prior to the adoption of SFAS 142, amortization charges and, in businesses with significant non-cash expenses, is widely used as a measure of cash flow available to pay interest and repay debt, and, to the extent available after debt service and other required uses, to make acquisitions or invest in capital equipment and new technologies. EBITDA does not represent cash generated from operating activities in accordance with Generally Accepted Accounting Principles “GAAP” and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect that portion of the Company’s capital expenditures that may be required to maintain its market share, revenues and leadership position in its industry. Moreover, not all EBITDA will be available to pay interest or repay debt. The Company’s presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. Certain reclassifications have been made to the prior periods reported herein to conform to the current period’s presentation.

     Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues from external customers
Pictures Group	$63,987	$78,349	$201,267	$251,787
Media Group	25,464	25,070	75,872	77,980
Networks Group	40,823	39,229	117,168	114,886

	$130,274	$142,648	$394,307	$444,653

EBITDA
Pictures Group	$10,268	$14,491	$34,839	$47,677
Media Group	6,292	7,738	20,377	23,217
Networks Group	14,076	11,969	37,441	35,081
Corporate and Other	(11,135)	(11,846)	(34,873)	(31,203)

	$19,501	$22,352	$57,784	$74,772

     The following table reconciles the Company’s consolidated net loss to segment EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(8,746)	$(18,376)	$(53,024)	$(62,921)
Add:
Change in accounting principle, net of income tax benefit	—	—	20,227	—
Depreciation and amortization	17,034	33,277	50,909	93,155
Non-cash compensation (income) expense	1,028	(10,051)	(140)	808
Interest expense, net	16,607	14,808	48,248	44,102
Other (income) expense, net	(7,088)	2,436	(10,148)	2,696
Income tax (benefit) provision	666	258	1,712	(3,068)

EBITDA	$19,501	$22,352	$57,784	$74,772

11. Related Party Transactions

     For the three and nine months ended September 30, 2002, the Company issued 3,133,331 and 5,766,106 shares, respectively, of its Class B Common Stock to Liberty Media and its affiliates in payment of $5.3 million and $15.4 million, respectively, in interest under the Liberty Subordinated Credit Agreement. Shares of Class B Common Stock are convertible into shares of the Company’s Class A Common Stock, on a one-for-one basis, at any time at the option of the holder.

     Liberty Media allocates salaries, benefits, business insurance and certain other general and administrative expenses to the Company. In addition, the Company reimburses Liberty Media for certain expenses, such as employee medical costs, paid by Liberty Media on behalf of the Company. The Company has determined the allocated and reimbursed amounts to be reasonable and equal to the fair value of the expenses charged. Amounts allocated from Liberty Media to the Company totaled $9.3 million and $5.3 million during the nine months ended September 30, 2002 and 2001, respectively. The increase in such amounts is primarily attributed to increased insurance coverage and cost of insurance, both for the Company and health insurance for employees. During the three and nine months ended September 30, 2002, the Company repaid $0.9 million and $3.9 million, respectively, of its balance due to Liberty Media. The remaining balance is due on demand.

     On June 28, 2002 and July 24, 2002, the Company borrowed $6.5 million and $2.3 million, respectively, under Supplement No. 1 and Supplement No. 2 to the Liberty Subordinated Credit Agreement and issued convertible notes in the same amounts that are convertible into the Company’s Class B Common Stock at $3.50 per share (as further described in Note 6). The closing price of the Company’s Class A Common Stock on June 28, 2002 and July 24, 2002 was $2.94 per share and $1.95 per share, respectively.

     On July 24, 2002, the Company sold 440,981 unregistered and restricted shares of its Class B Common Stock to Liberty Media for $3.05 per share for proceeds of approximately $1.3 million. The closing price of the Company’s Class A Common Stock on July 24, 2002 was $1.95 per share. The proceeds of the stock sale were used to fund part of the Dujardin Arbitration Award.

     On August 13, 2002, the Company entered into Supplement No. 3 (as further described in Note 6 above) with Liberty Media. Any draws under Supplement No. 3 are subject to the Company’s obtaining any necessary consents and approvals and issuing any required notices, including, to the extent applicable, Stockholder Consent. Liberty Media, which then held over 87% of the outstanding common stock and over 99% of the voting power of the outstanding common stock and now holds over 90% of the outstanding common stock and over 99% of the voting power, agreed in Supplement No. 3 to vote in favor of any Stockholder Consent. Proceeds of the loans or stock sales under Supplement No. 3 must be used for capital expenditures, payment of the principal amount of loans made under the Senior Credit Agreement or working capital.

     Under Supplement No. 3, on September 30, 2002, the Company borrowed $5.3 million and issued a convertible note in the same amount that is convertible, subject to Stockholder Consent, into the Company’s Class B Common Stock at $1.94 per share, and sold 7,070,000 shares of its Class B Common Stock at a price of $1.69 per share for a total purchase price of $11.9 million (as further described in Note 6 above). The conversion price for the convertible note and the purchase price for the shares sold were calculated pursuant to Supplement No. 3. Shares of Class B Common Stock are convertible into shares of the Company’s Class A Common Stock, on a one-for-one basis, at any time at the option of the holder.

     On October 17, 2002, the Company borrowed $4.0 million under Supplement No. 3 to the Liberty Subordinated Credit Agreement and issued a convertible note in the same amount that is convertible, subject to Stockholder Consent, into the Company’s Class B Common Stock at $1.56 per share. The conversion price was calculated in accordance with Supplement No. 3.

12. Sale of Property

     On September 17, 2002, the Company sold one of its domestic real estate properties for $3.6 million, net of expenses, and recognized a gain of $1.8 million. The sale of this property did not impact operations, as this building was vacant at the time of sale.

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

     Certain statements in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	industry-wide market factors such as the timing of, and spending on, feature film and television production;

•	foreign and domestic television advertising;

•	foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries;

•	the possibility of an industry-wide strike or other job action by or affecting the Writers Guild, Screen Actors Guild or other major entertainment industry union;

•	failure to maintain relationships with key customers and certain key personnel;

•	more rapid than expected technological obsolescence;

•	failure to integrate acquired operations in expected time frames;

•	continuing negative economic conditions potentially impacting our ability to maintain compliance with our debt covenants.

     These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. For a discussion of additional factors which may affect future results of operations, see “—Factors That May Affect Future Results of Operations” below.

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

Acquisitions in 2001

     On February 1, 2001, we acquired GWNS from Viacom, Inc. On August 23, 2001, we acquired from Cinram U.S. Holdings, Inc. the 51% interest in Stream that we did not already own. On September 6, 2001, we acquired the remaining 99% interest in LNS that we did not already own, thereby acquiring the operations of Ascent Network Services.

Earnings Before Interest Taxes Depreciation and Amortization

     We believe that Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, is an important measure of our financial performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization, excluding gains and losses on asset sales and unusual charges such as restructuring, integration and impairment. Our investments in new infrastructure, machine capacity, technology and goodwill arising from our significant acquisition activity have produced a relatively high depreciation and, prior to the adoption of SFAS 142, amortization expense and have historically been a significant annual non-cash charge to earnings. EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, is widely used as a measure of cash flow available to pay interest and repay debt, and, to the extent available after debt service and other required uses, to make acquisitions or invest in capital equipment and new technologies. As a result, we view EBITDA as an important measure of our financial performance and valuation. EBITDA does not represent cash generated from operating activities in accordance with GAAP and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect that portion of our capital expenditures that may be required to maintain our market share, revenues and leadership position in our industry. Moreover, not all EBITDA will be available to pay interest or repay debt. Additionally, our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Critical Accounting Policies

     Valuation of Goodwill, Other Intangible Assets and Long-lived Assets. We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has incurred. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Such activities could result in impairment of goodwill, other intangible assets and long-lived assets. We are subject to the possibility of impairment of long-lived assets arising in the ordinary course of business. We regularly consider the likelihood of impairment and recognize impairment if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows in accordance with SFAS 144. Impairment of long-lived assets is measured as the difference between the carrying amount and fair value of the asset.

     Effective January 1, 2002, we adopted SFAS No. 142 and in accordance with its provisions, we recorded a transitional impairment charge of $20.2 million against goodwill related to our Entertainment Television reporting unit, which is part of the Pictures Group. The charge, which represents the difference between the carrying value and the fair value of the goodwill, has been reflected as the cumulative effect of a change in accounting principle in the nine months ended September 30, 2002. Fair value of each reporting unit was obtained through an outside independent valuation consultant, Bearing Point (formerly KPMG Consulting, Inc.), which is not affiliated with our independent auditors, KPMG LLP. The consultant used both the income approach and market approach in determining fair value.

     Valuation of Trade Receivables. We must make estimates of the collectability of our trade receivables. Our management analyzes the collectability based on historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We record an allowance for doubtful accounts based upon specifically identified receivables that we believe are uncollectable. In addition, we also record an amount based upon a percentage of each aged category of our trade receivables. These percentages are estimated based upon our historical experience of bad debts. Our trade receivables balance was $86.8 million and $96.7 million, net of allowance for doubtful accounts of $9.0 million and $12.0 million, as of September 30, 2002 and December 31, 2001, respectively.

Amortization of goodwill

     In accordance with SFAS No. 142, we ceased amortizing goodwill totaling $420.8 million as of the beginning of fiscal year 2002, including $17.5 million of acquired assembled workforce and $1.7 million of tradename related intangible assets previously classified as identifiable intangible assets. As a result, for the three and nine months ended September 30, 2002, we did not recognize $6.9 million and $20.9 million of amortization expense, respectively, that would have been recognized had the previous standards been in effect. There can be no assurances that future goodwill impairment tests will not result in a charge to earnings. For additional information regarding SFAS No. 142, see Note 3 to the Notes to Condensed Consolidated Financial Statements.

Results of Operations

     The Pictures Group’s revenues are primarily generated from fees for audio and video post production, audio and video special effects and editorial services for the television, film and advertising industries. The Media Group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The Media Group’s results also include our Digital Media Management initiative. The Networks Group’s revenues consist of fees relating to facilities and services necessary to assemble and distribute programming for cable and broadcast networks across the world via fiber, satellite and the Internet. The Network Group’s results also include our Bandwidth Management initiative. Corporate related items and unallocated revenues and expenses are reflected in Corporate and Other, below. Additionally, Corporate and Other includes the results of our Interactive Media initiative and our Enterprise Solutions Group, which provides a blended portfolio of consulting and other professional services to the entertainment and media industry. Cost and expenses include costs of services which consist primarily of production wages, facility costs and other direct costs; selling, general and administrative expenses; depreciation and amortization; interest expense and income taxes.

     Our consolidated results of operations for the three and nine months ended September 30, 2002, include the results of GWNS, Stream and LNS. Our consolidated results of operations for the three and nine months ended September 30, 2001 include the results of GWNS from its February 1, 2001 acquisition date, include the results of Stream from its September 1, 2001 acquisition date and include the results of LNS from its September 1, 2001 acquisition date. As a result, reported operating results are not comparable between the periods presented.

Comparison of Reported Results for the Nine Months Ended September 30, 2002 and 2001 (unaudited).

	Nine Months Ended
	September 30,

	2002	2001

Segment Revenues
Pictures Group	$201,267	$251,787
Media Group	75,872	77,980
Networks Group	117,168	114,886

	$394,307	$444,653

Segment EBITDA
Pictures Group	$34,839	$47,677
Media Group	20,377	23,217
Networks Group	37,441	35,081
Corporate and Other	(34,873)	(31,203)

	$57,784	$74,772

Net loss	$(53,024)	$(62,921)

     Revenues decreased $50.3 million, or 11.3%, to $394.3 million for the nine months ended September 30, 2002 from $444.7 million for the nine months ended September 30, 2001. Pictures Group revenues decreased by $50.5 million resulting from unfavorable comparisons to 2001, which benefited from increased television and feature film production as a result of the threatened actors and writers strikes. Consequently, 2002 experienced lower film production due to a soft feature market while studios released stock-piled product. Additionally, Pictures Group revenues suffered as a result of challenging economic conditions impacting film and television post production, and sluggishness in the advertising market reducing television advertising spending. Furthermore, Pictures Group revenues were impacted by the consolidation of certain facilities. Media Group revenues decreased by $2.1 million as a result of lower spending from larger clients for traditional media services partially offset by higher demand for DVD mastering. Networks Group revenues increased by $2.3 million resulting from the full year impact of the GWNS and LNS acquisitions of $8.6 million and an increase in our Bandwidth Management revenue of $1.7 million partially offset by a decrease of $8.0 million due to cancellation and timing of various contracts, large network construction and installation projects.

     Costs of services decreased $34.4 million, or 12.6%, to $239.5 million for the nine months ended September 30, 2002 from $273.9 million for the nine months ended September 30, 2001. This is attributed to decreases across all of our Groups primarily in production material, production personnel and equipment expenses, as a result of the decreased production activity noted above.

     Selling, general and administrative expenses increased $1.0 million, or 1.1%, to $97.0 million for the nine months ended September 30, 2002 from $96.0 million for the nine months ended September 30, 2001. The increase is attributed to $3.9 million in severance costs, higher legal and professional fees partially offset by lower personnel and support expenses.

     As a result of the above, EBITDA, as defined, decreased $17.0 million, or 22.7%, to $57.8 million for the nine months ended September 30, 2002, from $74.8 million for the nine months ended September 30, 2001. Pictures Group EBITDA decreased $12.8 million due to the lower revenues described above partially offset by lower costs, including savings from consolidations and restructuring activities. Media Group EBITDA decreased $2.8 million due to lower revenues described above and lower margins from such revenues and increased spending of $1.1 million on our Digital Media Management initiative. Networks Group EBITDA increased $2.4 million due to higher margin projects secured early in the year as well as cost savings partially offset by additional investments of $5.0 million in our Bandwidth Management initiative. Corporate and Other EBITDA decreased $3.7 million due to severance of $3.9 million, increased professional and legal fees of $0.5 million partially offset by reduced spending on our corporate initiatives and reduced costs resulting from the consolidation of our corporate activities.

     Depreciation and amortization decreased $42.2 million, or 45.4%, to $50.9 million for the nine months ended September 30, 2002, from $93.2 million for the nine months ended September 30, 2001. Approximately $33.7 million of the decrease is attributed to the Company’s adoption of SFAS No. 142 pursuant to which goodwill and other identifiable intangible assets with indefinite lives are no longer amortized. The additional decrease of $8.5 million is attributed to reduced depreciation expense associated with the asset impairment charge recorded in the fourth quarter of 2001.

     Non-cash compensation expense decreased $948,000, or 117.3%, to $140,000 in income for the nine months ended September 30, 2002, from $808,000 in expense reported for the nine months ended September 30, 2001. Results for the nine months ended September 30, 2002 included income of $3.2 million relating to a decline in the value of the underlying stock price used to value employee stock appreciation rights or SARs, offset by compensation expense of $2.1 million relating to the issuance of “in-the-money” stock options pursuant to our 2001 incentive compensation plan and unearned stock compensation of $1.0 million. The expense recorded in the nine months ended September 30, 2001 related primarily to the increase in value of the underlying stock price used to value employee SARs.

     Interest expense increased $4.1 million, or 9.4%, to $48.2 million for the nine months ended September 30, 2002, from $44.1 million for the nine months ended September 30, 2001. The increase is primarily attributed to additional interest on borrowings under the Liberty Subordinated Credit Agreement. Interest expense for the nine months ended September 30, 2002 included $15.6 million of non-cash expense related to interest under the Liberty Subordinated Credit Agreement, $13.7 million related to interest under our Senior Credit Facility, $12.3 million related to interest rate swaps (of which $5.3 million is non-cash), $3.7 million of amortization of debt discounts and debt issuance costs, and $2.9 million of interest related to capital leases, notes, and mortgages.

     Other income increased $12.8 million, or 476.4%, to $10.1 million for the nine months ended September 30, 2002 from $2.7 million in expense for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, other income primarily includes $9.9 million related to the decrease in the market value for our counterparties of certain interest rate swap instruments and $1.8 million due to a gain from the sale of property, offset by $2.3 million related to the payment of the Dujardin Arbitration Award. For the nine months ended September 30, 2001, other expense included the loss from the sale of domestic real estate property and the decrease in the market value of certain freestanding interest rate swap instruments.

     As a result of the above, the loss before income taxes and change in accounting principle decreased $34.9 million, or 52.9%, to $31.1 million for the nine months ended September 30, 2002 from $66.0 million for the nine months ended September 30, 2001.

     The provision for income taxes increased $4.8 million, or 154.8%, to $1.7 million for the nine months ended September 30, 2002, from a benefit of $3.1 million for the nine months ended September 30, 2001. The change is a result of an increase in the valuation allowance. Our effective income tax rate for the nine months ended September 30, 2002 was approximately 3.35% primarily due to disallowed deductions for goodwill and interest expense of $20.2 million and $18.2 million, respectively, and valuation allowances of $24.4 million.

     Effective January 1, 2002, we adopted SFAS No. 142 and in accordance with its provisions, we recorded a transitional impairment charge of $20.2 million, net of tax benefit, which has been reflected as a cumulative effect of a change in accounting principle in the nine months ended September 30, 2002.

     As a result of the above, our net loss decreased $9.9 million, or 15.7%, to $53.0 million for the nine months ended September 30, 2002 from $62.9 million for the nine months ended September 30, 2001.

Comparison of Reported Results for the Three Months Ended September 30, 2002 and 2001 (unaudited).

	Three Months Ended
	September 30,

	2002	2001

Segment Revenues
Pictures Group	$63,987	$78,349
Media Group	25,464	25,070
Networks Group	40,823	39,229

	$130,274	$142,648

Segment EBITDA
Pictures Group	$10,268	$14,491
Media Group	6,292	7,738
Networks Group	14,076	11,969
Corporate and Other	(11,135)	(11,846)

	$19,501	$22,352

Net loss	$(8,746)	$(18,376)

     Revenues decreased $12.4 million, or 8.7%, to $130.3 million for the three months ended September 30, 2002 from $142.6 million for the three months ended September 30, 2001. Pictures Group revenues decreased by $14.4 million, primarily as a result of continuing challenging economic conditions impacting film and television post production activities, reduced television advertising spending continuing into the third quarter of 2002 and the consolidation of certain facilities. Media Group revenues increased by $0.4 million as a result of increased demand for DVD mastering partially offset by lower spending from larger clients for traditional media services. Networks Group revenues increased by $1.6 million due to continued work on projects secured early in the year and timing of certain large network construction and installation projects.

     Costs of services decreased $10.7 million, or 11.9%, to $79.2 million for the three months ended September 30, 2002 from $89.9 million for the three months ended September 30, 2001. This is attributed to decreases across all of our Groups primarily in personnel, facility, outside services, and equipment expenses, to offset decreased revenues noted above.

     Selling, general and administrative expenses increased $1.2 million, or 3.9%, to $31.6 million for the three months ended September 30, 2002 from $30.4 million for the three months ended September 30, 2001. The increase is primarily attributed to certain severance costs incurred during the quarter, higher business insurance and marketing expenses offset by lower personnel costs.

     As a result of the above, EBITDA, as defined, decreased $2.9 million, or 12.8%, to $19.5 million for the three months ended September 30, 2002, from $22.4 million for the three months ended September 30, 2001. Pictures Group EBITDA decreased $4.2 million due to the lower revenues described above partially offset by cost reductions, including savings from consolidation and restructuring activities. Media Group EBITDA decreased $1.4 million resulting from lower margins driven by a change in the mix of business and increased spending on our Digital Media Management initiative. Networks Group EBITDA increased $2.1 million due to higher margin projects secured early in the year as well as cost savings. Corporate and Other EBITDA increased $0.7 million due to reduced costs resulting from consolidation of corporate activities partially offset by increased spending of $0.7 million in our Enterprise Solutions and New Products Group initiatives.

     Depreciation and amortization decreased $16.2 million, or 48.8%, to $17.0 million for the three months ended September 30, 2002, from $33.3 million for the three months ended September 30, 2001. Approximately $12.9 million of the decrease is attributed to the Company’s adoption of SFAS No. 142 pursuant to which goodwill and other identifiable intangible assets with indefinite lives are no longer amortized. The additional decrease of $3.3 million is attributed to reduced depreciation expense associated with the asset impairment charge recorded in the fourth quarter of 2001.

     Non-cash compensation income decreased $11.1 million, or 110.2%, to $1.0 million in expense for the three months ended September 30, 2002, from $10.1 million in income reported for the three months ended September 30, 2001. For the quarter ended September 30, 2002, non-cash compensation included expense of $1.0 million relating to the issuance of the “in-the-money” stock options pursuant to our 2001 incentive compensation plan. The quarter ended September 30, 2001 included $10.1 million in income resulting from the decline in value of the underlying stock price used to value employee SARS.

     Interest expense increased $1.8 million, or 12.1%, to $16.6 million for the three months ended September 30, 2002, from $14.8 million for the three months ended September 30, 2001. The increase is primarily attributed to additional interest on borrowings under the Liberty Subordinated Credit Agreement. Interest expense for the three months ended September 30, 2002 included $5.4 million of non-cash expense related to interest under the Liberty Subordinated Credit Agreement, $4.6 million related to interest under our Senior Credit Facility, $4.2 million related to interest rate swaps (of which $1.4 million is non-cash), $1.2 million of amortization of debt discounts and debt issuance costs, and $1.2 million related to capital leases, notes and mortgages.

     Other income increased $9.5 million, or 391.0%, to $7.1 million for the three months ended September 30, 2002 from $2.4 million in expense for the three months ended September 30, 2001. For the quarter ended September 30, 2002, other income primarily included $4.9 million resulting from the termination of certain interest rate swap instruments and $1.8 million gain relating to the sale of property. For the quarter ended September 30, 2001, other expense included the loss from the sale of domestic real estate property and the decrease in the market value of certain interest rate swap instruments.

     As a result of the above, the loss before income taxes and change in accounting principle decreased $10.0 million, or 55.4%, to $8.1 million for the three months ended September 30, 2002 from $18.1 million for the three months ended September 30, 2001.

     The provision for income taxes increased $0.4 million, or 158.1%, to $0.7 million for the three months ended September 30, 2002, from $0.3 million for the three months ended September 30, 2001. The change is a result of increased state income taxes.

     As a result of the above, our net loss decreased $9.6 million, or 52.4%, to $8.7 million for the three months ended September 30, 2002 from $18.4 million for the three months ended September 30, 2001.

Liquidity and Capital Resources

     Cash provided by operating activities for the nine months ended September 30, 2002, was $28.7 million as compared to $36.1 million for the nine months ended September 30, 2001. Cash and cash equivalents were $6.2 million at September 30, 2002, a decrease of $13.4 million from September 30, 2001. This decrease relates primarily to cash used for capital expenditures and payments on long-term debt and capital lease obligations offset by cash provided by operating activities.

     Net cash used in investing activities was $41.4 million for the nine months ended September 30, 2002 compared to $169.8 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we invested $45.0 million in property, plant and equipment, as compared to $52.5 million for the nine months ended September 30, 2001. In addition, we sold one of our domestic real estate properties for $3.6 million, net of expenses. During the nine months ended September 30, 2001 we acquired GWNS for $108.2 million, acquired LNS for $31.4 million, and acquired Stream for $0.6 million and realized proceeds of $22.9 million from sales of marketable securities and investments.

     Net cash used in financing activities was $4.9 million for the nine months ended September 30, 2002 compared to net cash provided by financing activities of $134.1 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, $14.1 million was borrowed under our Liberty Subordinated Credit Agreement and $13.3 million in proceeds were received from the issuance of common stock. These proceeds were used to repay borrowings under the Senior Credit Agreement, to fund the Dujardin Arbitration Award and capital expenditures. Additionally, we borrowed $5.0 million under the Senior Credit Agreement and $4.0 million under certain property mortgages. These borrowings were used to fund capital expenditures and working capital. During the nine months ended September 30, 2002 we repaid $29.8 million under our Senior Credit Agreement and $10.0 million of debt related to capital leases, mortgage notes and other borrowings.

     At September 30, 2002, $367.8 million was outstanding under the Senior Credit Agreement (including Letters of Credit of $1.1 million) and $43.2 million was available for future borrowings, subject to the terms of the Senior Credit Agreement. At September 30, 2002, $220.3 million was outstanding under the Liberty Subordinated Credit Agreement and $85.9 million was available for future borrowings under the terms of the Liberty Subordinated Credit Agreement with the consent of, and on terms determined by, Liberty Media.

     At September 30, 2002, we had borrowed $220.3 million under the Liberty Subordinated Credit Agreement. Of the total amount borrowed, $206.2 million were Acquisition Funds, represented by convertible notes in the amount borrowed, which are convertible into our Class B Common Stock at $10.00 per share. The remainder of the total amount borrowed, $14.1 million, was used for working capital, capital expenditures and repayment of principal under the Senior Credit Agreement and was borrowed pursuant to Supplements No. 1, 2 and 3 to the Liberty Subordinated Credit Agreement. The effective annual interest rate for 2002 on the Liberty Subordinated Credit Agreement is 10.0%.

     The Liberty Subordinated Credit Agreement allows us to borrow the Acquisition Funds and the Additional Available Funds. Pursuant to the June 2002 Consent Letters, the parties to the Senior Credit Agreement and the parties to the Heller Credit Agreement agreed that, with respect to $25.0 million of the Additional Available Funds, (1) convertible notes could be issued that could be convertible into our Class B Common Stock at a price per share determined by us, rather than at $10.00 per share as permitted under the Senior Credit Agreement, and (2) to the extent these funds were borrowed to purchase capital assets and fund the Dujardin Arbitration Award, such borrowed funds could be repaid to Liberty Media before we pay amounts owed under the Senior Credit Agreement, provided that, among other conditions, such repayment is funded solely with proceeds of additional equity contributions from Liberty Media or any of its affiliates other than us or any of our subsidiaries. Our ability to determine the conversion rights under the Liberty Subordinated Credit Agreement with respect to Additional Available Funds does not affect the conversion rights for amounts previously borrowed under the Liberty Subordinated Credit Agreement and may be determined on a case by case basis only on amounts borrowed with respect to the $25.0 million of Additional Available Funds to which the June 2002 Consent Letters apply.

     On June 28, 2002 and July 24, 2002, we borrowed $6.5 million and $2.3 million, respectively, under Supplement No. 1 and Supplement No. 2 to the Liberty Subordinated Credit Agreement and issued convertible notes in the same amount that are convertible into our Class B Common Stock at $3.50 per share. The funds borrowed under Supplement No. 1 were used for the purchase of capital assets, and the funds borrowed under Supplement No. 2 were used to fund part of the Dujardin Arbitration Award.

     On August 13, 2002, we entered into Supplement No. 3 to the Liberty Subordinated Credit Agreement under which we may draw $25.0 million of Additional Available Funds as needed through, at Liberty Media’s option: (a) borrowings under the Liberty Subordinated Credit Agreement of subordinated convertible loans with a conversion price per share equal to 115% of the average market price of our Class A Common Stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the borrowing, (b) sales of our Class B Common Stock to Liberty Media at a purchase price per share equal to the average market price of our Class A Common Stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the stock sale, or (c) any combination of (a) or (b). Any draws under Supplement No. 3 are subject to our obtaining any necessary consents and approvals and issuing any required notices, including, to the extent applicable, the Stockholder Consent. Liberty Media, which then held over 87% of the outstanding common stock and over 99% of the voting power of the outstanding common stock and now holds over 90% of the outstanding common stock and over 99% of the voting power of the outstanding common stock, agreed in Supplement No. 3 to vote in favor of any Stockholder Consent. Proceeds of the loans or stock sales under Supplement No. 3 must be used for capital expenditures, payment of the principal amount of loans made under the Senior Credit Agreement or working capital.

     On September 26, 2002, the parties to the Senior Credit Agreement and the parties to the Heller Credit Agreement agreed pursuant to the September 2002 Consent Letters, that, with respect to an additional $25.0 million of the Additional Available Funds (over and above the $25.0 million contemplated in the June 2002 Consent Letters), convertible notes could be issued that could be convertible into our Class B Common Stock at a price per share determined by us that was no less than 115% of the average daily market price of our Class A Common Stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the borrowing. The foregoing discussion of the September 2002 Consent Letters is qualified by the complete text of each respective document, which is filed as Exhibit 10.1 and 10.2 to this report and hereby incorporated by reference herein.

     On September 30, 2002, we received $17.2 million under Supplement No. 3 in consideration of our issuance of a convertible note in the amount of $5.3 million that is convertible, subject to Stockholder Consent, into our Class B Common Stock at $1.94 per share and sale of 7,070,000 shares of our Class B Common Stock at a price of $1.69 per share for a total purchase price of $11.9 million. The conversion price of the convertible note and purchase price of the shares sold were calculated in accordance with Supplement No. 3. The proceeds were used to repay borrowings under the Senior Credit Agreement, for capital expenditures and for working capital. On October 17, 2002, we borrowed $4.0 million under Supplement No. 3 and issued a convertible note in the same amount that is convertible, subject to Stockholder Consent, into our Class B Common Stock at $1.56 per share. The conversion price was calculated in accordance with Supplement No. 3. The proceeds were used for working capital.

     On November 13, 2002, the Company finalized Amendment No. 3 to its Senior Credit Agreement. This amendment provides the Company with greater financial flexibility by providing for more favorable leverage ratio tests and more favorable fixed charge coverage ratio tests. It also removes some restrictions on the transactions the Company and its subsidiaries may enter into. In consideration for the above changes, the Company agreed to higher interest rates on the loans until the Company’s leverage ratio is reduced below 4:00 to 1:00, new restrictions on the use of the proceeds from the sale of assets, and a permanent reduction of $40.0 million in the amount available for future borrowings under the Senior Credit Agreement. After giving effect to this Amendment, $3.2 million is available for future borrowings under the Senior Credit Agreement. The foregoing discussion of Amendment No. 3 to the Senior Credit Agreement is qualified by the complete text of the document, which is filed as Exhibit 10.5 to this report and hereby incorporated by reference herein.

     As of September 30, 2002, borrowings related to real property mortgages totaled $24.0 million, capital lease obligations totaled $15.6 million, and other notes payable totaled $7.3 million. As of September 30, 2002, $2.3 million was available for future borrowings under two real property mortgage notes. Proceeds from these notes are restricted in use to funding capital expenditure initiatives for our United Kingdom operations.

     We continue to monitor the credit markets and other sources of capital in the event we are unable to generate sufficient cash flow from operations to service our indebtedness or to make capital expenditures and other discretionary investments. If we are required to raise capital in the future, there can be no assurance that we will be able do so on favorable terms. If we are unable to generate sufficient cash flow from operations in the future to service our debt and working capital needs, we may be required to reduce capital expenditures, sell assets or refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal debt payments, to pay interest or to refinance our indebtedness depends on our future financial position and results of operations, which, to a certain extent, are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control, including the duration and severity of the post September 11, 2001 economic environment.

     The Company expects to fund its capital expenditure requirements with cash flows from operating activities and, to the extent permitted by the Senior Credit Agreement, proceeds derived from leasing transactions and sales of non-strategic assets. To the extent that such cash flows, leasing transactions and proceeds may be insufficient (after servicing the Company’s existing indebtedness and funding its working capital requirements) to provide adequate funds for planned capital expenditures, the Company is exploring alternatives to funding capital expenditures consistent with the restrictions contained in the Senior Credit Agreement, such as loans and equity investments. Although the Company monitors the credit markets and other sources of capital, there can be no assurance that it will be able to secure funds for capital expenditures or that, if such funds are available, such funds will be available on favorable terms. If the Company cannot obtain additional funds for its capital expenditures, and the cash flows, leasing transactions and proceeds described above are insufficient (after servicing the Company’s existing indebtedness and funding its working capital requirements) to provide adequate funds for planned capital expenditures, the Company may be required to reduce its planned capital expenditures. Any such reduction in capital expenditures may have a negative effect on the Company’s business.

Factors That May Affect Future Results of Operations

     In addition to the factors described above, the following factors may affect our future results of operations.

     The Company requires significant capital expenditures in order to remain competitive in relevant markets, service existing customers and offer services to new customers. Such capital expenditures are used to purchase new equipment and construct, maintain and operate the infrastructure necessary to operate our business. The Company expects to fund the acquisition of capital equipment through operating and capital leases, cash flows from operating activities, proceeds derived from sales of assets, loans and equity investments to the extend permitted by the Senior Credit Agreement. The Company’s inability to obtain sufficient resources to acquire capital equipment will have a negative effect on the Company’s business.

     In connection with several acquisitions that occurred during fiscal years 2000 and 2001, we incurred significant indebtedness to fund the transactions. This indebtedness may result in a significant percentage of our cash flow being applied to the payment of interest, and there can be no assurance that our operations will generate sufficient cash flow to service the indebtedness. This indebtedness, as well as any indebtedness we may incur in the future, and the related financial covenants imposed upon the Company may adversely affect our ability to finance new operations and pursue business opportunities that may be in our best interests and that of our stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risks

     We seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Interest rate swap agreements are the primary instruments used to manage interest rate fluctuation affecting our $390.0 million of variable rate debt primarily associated with our Senior Credit Agreement. At September 30, 2002, we had three interest rate swap agreements with a combined fair market value of $9.5 million in favor of our counterparties. In one swap agreement, we receive variable interest rate payments and make fixed interest rate payments on a notional amount of $365.0 million. This swap agreement matures on June 30, 2003. In addition, we had two interest rate swap agreements in the UK with a fair value of $0.3 million in favor of our counterparties. These swap agreements mature on March 10, 2016. Had market interest rate been 100 basis points higher throughout the nine months ended September 30, 2002, Liberty would have recorded approximately $2.9 million of additional interest expense.

     On July 1, 2002, we terminated our $165.0 million notional interest rate swap for $1.5 million in cash proceeds. Additionally, we terminated a $200.0 million notional interest rate swap for cash proceeds of $1.4 million on September 20, 2002 and $1.3 million on September 30, 2002.

Foreign Currency Risk

     We continually monitor our economic exposure to changes in foreign exchange rates and may enter into foreign exchange agreements where and when appropriate. Whenever possible, we utilize local currency borrowings to fund foreign acquisitions. At September 30, 2002, we did not have any foreign exchange agreements. Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transaction gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

     The Company’s chief executive officer and chief financial officer performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on this evaluation, the Company’s chief executive officer and chief financial officer believe that such controls and procedures effectively insure that information required to be disclosed in this quarterly report on Form 10-Q is appropriately recorded, processed and reported. There have been no significant changes in the Company’s disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments that have not been previously reported in our legal proceedings disclosure in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002, with the Securities and Exchange Commission, as updated by Part II, Item 1 of each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, filed May 15, 2002 and August 14, 2002, respectively, with the Securities and Exchange Commission. In addition, there have been no new reportable events during the three months ended September 30, 2002.

Item 2. Changes in Securities and Use of Proceeds

     On July 24, 2002, the Company sold 440,981 shares of its Class B Common Stock to Liberty Media for $1.3 million, or $3.05 per share, which represented a represents a $1.10 per share premium over the $1.95 per share closing price of the Company’s Class A Common Stock on that day. The proceeds of the stock sale were used to fund part of the Dujardin Arbitration Award. Such issuance was not registered under the Securities Act of 1933, as amended, pursuant to the exemption from registration afforded by Section 4(2) of that Act. Shares of Class B Common Stock are convertible into shares of the Company’s Class A Common Stock, on a one-for-one basis, at any time at the option of the holder.

     For the quarter ended September 30, 2002, the Company issued 3,133,311 shares of its Class B Common Stock to Liberty Media and its affiliates in payment of $5.3 million in interest under the Liberty Subordinated Credit Agreement. Such issuance was not registered under the Securities Act of 1933, as amended, pursuant to the exemption from registration afforded by Section 4(2) of that Act. Shares of Class B Common Stock are convertible into shares of the Company’s Class A Common Stock, on a one-for-one basis, at any time at the option of the holder.

     In addition, on September 30, 2002, the Company issued 7,070,000 shares of its Class B Common Stock to Liberty Media Corporation at a price of $1.69 per share for total cash proceeds of $11.9 million. The purchase price represents the average daily closing price of Livewire’s Class A common stock for the five trading days ending on and including September 26, 2002. Such issuance was not registered under the Securities Act of 1933, as amended, pursuant to the exemption from registration afforded by Section 4(2) of that Act. Shares of Class B Common Stock are convertible into shares of the Company’s Class A Common Stock, on a one-for-one basis, at any time at the option of the holder.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1	Consent Letter of Parties to the Senior Credit Agreement, dated September 26, 2002.

10.2	Consent Letter of Heller Financial Leasing, Inc., dated September 26, 2002.

10.3	Stock Purchase Agreement, dated as of September 30, 2002, by and between the Company and Liberty Media Corporation (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K as filed with the Commission on October 8, 2002, Commission File No. 0-1461).

10.4	Promissory Note, dated September 30, 2002 of the Company in the original principal amount of $5,349,700 for the benefit of Liberty Media Corporation (Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K as filed with the Commission on October 8, 2002, Commission File No. 0-1461).

10.5	Amendment No. 3, dated as of November 13, 2002, to the Credit Agreement, dated as of December 22, 2000 (as amended by Amendment No. 1, dated as of November 1, 2001, and Amendment No. 2, dated as of March 26, 2002).

(b)  Reports on Form 8-K.

1.	A Current Report on Form 8-K was filed on August 14, 2002 that provided a conformed copy of the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

2.	A Current Report on Form 8-K was filed on October 8, 2002 that described transactions under Supplement No. 3 to the First Amended and Restated Credit Agreement, dated August 13, 2002, between the Company and Liberty Media Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY LIVEWIRE CORPORATION

November 14, 2002 Date	/s/ George C. Platisa George C. Platisa Executive Vice President and Chief Financial Officer

CERTIFICATIONS

Certification of Chief Executive Officer

I, William R. Fitzgerald, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Liberty Livewire Corporation (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ WILLIAM R. FITZGERALD William R. Fitzgerald Chief Executive Officer

Certification of Chief Financial Officer

I, George C. Platisa, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Liberty Livewire Corporation (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ GEORGE C. PLATISA George C. Platisa Chief Financial Officer