Form 10-K
period 2002-12-31
ASCENT MEDIA GROUP INC
filed 2003-03-27
CIK 61442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-01461

ASCENT MEDIA GROUP, INC.

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
CLASS A COMMON STOCK, $.01 PAR VALUE
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
     [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes [   ]. No [X].

The aggregate market value of voting stock held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2002) was approximately $14,226,557. The number of shares of common stock issued and outstanding at March 7, 2003 was: 4,884,565 Class A common stock and 52,341,164 Class B common stock.

Documents incorporated by reference: None.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I
ITEM 1.	BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	CONTROLS AND PROCEDURES
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS

     This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. Where, in any forward-looking statement, Ascent Media Group, also referred to in this report as “we” or the “Company”, expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	industry-wide market factors such as the timing of, and spending on, feature film and television production;

•	spending on foreign and domestic television advertising;

•	foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries;

•	the possibility of an industry-wide strike or other job action by or affecting a major entertainment industry union;

•	failure to maintain relationships with key customers and certain key personnel;

•	more rapid than expected technological obsolescence;

•	failure to integrate acquired operations in expected time frames;

•	continuing negative economic conditions potentially impacting our ability to maintain compliance with our debt covenants; and

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world.

     These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this annual report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. For a discussion of additional factors which may affect future results of operations, see Part II, Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS—Factors That May Affect Future Results of Operations” below.

PART I

ITEM 1. BUSINESS.

OVERVIEW

     Ascent Media Group, Inc., incorporated in Delaware in 1952, provides creative and technical media services to the media and entertainment industries. Our clients include the major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content. Our assets and operations are primarily composed of the assets and operations of ten companies acquired during 2001 and 2000. The combination and integration of these acquired entities allow us to offer integrated outsourcing solutions for the technical and creative requirements of our clients, from content creation to distribution of the final product.

     We have organized our facilities and operations into three business segments or groups. Each business segment has a president, director of finance, director of technology and director of sales and marketing supported by centralized corporate staff functions such as operations, information technology, finance, human resources, strategic planning, business development and legal affairs. This delineation allows each business segment to focus on its particular set of services and client base, while our centralized corporate functions facilitate implementation of financial and operational controls across the organization. Our business segments are described below. For financial information about each business segment, see Part IV, Item 15, “EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.” For information about the services that each business segment provides, see “Services” in this Item 1 below.

Ascent Media Creative Services

     Our Creative Services Group provides services necessary to complete the creation of original content including feature films, television shows, movies of the week/mini series for television, television commercials, music videos, promotional and identity campaigns and corporate communications programming. Our services begin after principal photography and cover a wide range of services necessary to complete a project. This may include film to video tape transfers, color correction, creative editorial services, graphics and title sequences, electronic assembly, two-dimension compositing, creation of computer generated images, sound editorial, sound mixing, music composition, sound design and integration of interactive program elements. The Creative Services Group has three divisions: Entertainment Television, Commercial Television and Audio.

Ascent Media Management Services

     Our Media Management Services Group optimizes, archives, manages and repurposes media assets for global distribution. We provide access to all forms of content, duplication and formatting services, language conversions and laybacks, restoration and preservation of old or damaged content, mastering from motion picture film to high resolution or data formats, digital audio and video encoding services and digital media management services for global home video, broadcast, pay-per-view, video-on-demand, streaming media and other emerging new media distribution channels.

Ascent Media Network Services

     Our Network Services Group provides the services necessary to assemble and distribute programming for cable and broadcast networks via fiber, satellite and the Internet to audiences in North America, Europe and Asia. Our Network Services Group primarily provides dedicated facilities and resources designed for specific client requirements on the basis of contractual agreements.

FORMATION

Name Change

     On November 20, 2002, we changed our name from Liberty Livewire Corporation to Ascent Media Group, Inc.

Change in Control and Subsequent Acquisitions and Divestitures

     Change in Control. On June 9, 2000, our company, then known as The Todd-AO Corporation or Todd-AO, B-Group Merger Corp., a wholly-owned subsidiary of AT&T Corp., AT&T Corp. and Liberty Media Corporation, referred to in this report as Liberty Media, entered into a merger agreement, which provided for the acquisition by Liberty Media of Todd-AO. In connection with the merger, also referred to as the Todd Merger, the following transactions occurred:

(1) a reclassification of the existing common stock of Todd-AO;

(2) the merger of B-Group Merger Corp. with and into Todd-AO, as described below; and

(3) the change of Todd-AO’s name to Liberty Livewire Corporation.

     Upon the consummation of the Todd Merger and the related reclassification of stock, which occurred simultaneously, each issued and outstanding share of common stock of Todd-AO was converted into the right to receive 0.4 shares of our new Class A common stock and 0.5 shares of Liberty Media Group Class A common stock which was at that time a tracking stock of AT&T. As a result, Liberty Media acquired 60% of our outstanding equity, which represented approximately 94% of our voting power. For more information on Liberty Media, see “Liberty Media Corporation” in this Item 1 below. Prior to the Todd Merger, the Company, provided sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe.

     Four Media Company. On April 10, 2000, Liberty Media acquired Four Media Company, also known as 4MC, in exchange for $123.3 million in cash plus 3,182,300 shares of Liberty Media Group Class A common stock valued at $137.7 million, the assumption of 4MC stock options which were converted into stock appreciation rights to purchase 1,936,778 Liberty Media Group Class A common stock valued at $52.9 million, and the assumption of a warrant to an investor which was converted into a warrant to purchase 354,838 shares of Liberty Media Group Class A common stock valued at $7.8 million. 4MC provides technical and creative services to owners, producers and distributors of television programming, television commercials, feature films and other entertainment content. 4MC’s California facilities are located in Los Angeles, Hollywood, Burbank and Santa Monica. Its international facilities are located in Mexico City, Mexico; London, England; and the Republic of Singapore.

     Virgin Media Group Limited. On May 31, 2000, 4MC acquired six entities from the Virgin Media Group Limited (“Virgin”) for $39.5 million in cash.

     On June 9, 2000, Liberty Media contributed all of the issued and outstanding shares of 4MC to us in exchange for 16,614,952 shares of our Class B common stock, pursuant to a contribution agreement between Liberty Media and us.

     Certain Assets of SounDelux Entertainment Group of Delaware. On July 19, 2000, a wholly-owned subsidiary of Liberty Media, referred to in this report as Liberty Sub, acquired Soundelux, which consisted of certain assets and operations of SounDelux Entertainment Group of Delaware, Inc., referred to in this report as SEG, for $90.0 million in cash. Immediately following the closing of this asset purchase, Liberty Media contributed 100% of its ownership interests in Liberty Sub to us in exchange for 8,181,818 shares of our Class B common stock pursuant to a previously negotiated contribution agreement between us and Liberty Media. Soundelux provides sound design, editorial and re-recording services for feature films, television, advertising and new media. Soundelux operations are located in Los Angeles, California.

     Triumph Communications Group. On July 25, 2000, we acquired (i) Triumph Communications Inc., (ii) Triumph Communications & Fiber Services, LLC, (iii) Triumph Communications & Leasing Services Inc., (iv) American Simulcast Corp., and (v) The Triumph Switch Company LLC, collectively referred to in this report as Triumph, in exchange for a cash payment to the seller totaling $5.7 million, forgiveness of existing notes payable to us from Triumph totaling $4.5 million, and 705,554 shares of our Class A common stock, which had an aggregate market value at the time of issuance of $44.6 million, partially offset by $1.7 million of cash acquired.

     On December 23, 2002, the Company sold to Leafco Communications, Inc. all of its equity interest in Triumph for nominal consideration plus the assumption of net liabilities in the amount of $4.0 million. In connection with this sale, the Company entered into an agreement to loan the buyer an amount not to exceed $4.0 million. As of the date of this report, such loan agreement has been terminated by the parties and the buyer has repaid to the Company all monies advanced to the buyer pursuant to this loan. In connection with this loan termination, the Company entered into an agreement to loan Rapco Enterprises, Inc., an affiliate of Leafco Communications, Inc., $2.0 million.

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

     Video Services Corporation. On December 22, 2000, Liberty Media acquired Video Services Corporation, also referred to as VSC. The total consideration paid by Liberty Media was valued at $119.7 million. The $119.7 million was comprised of $38.0 million in cash, paid to the shareholders of VSC, and an additional $46.5 million of debt of VSC paid or assumed by Liberty Media for a total of $84.5 million in cash. In addition, Liberty Media issued 1,441,212 shares of Liberty Media Group Class A common stock and options to purchase 119,666 shares of Liberty Media Group Class A common stock, with an aggregate estimated fair market value of $35.2 million at the time of signing of the transaction.

     Also on December 22, 2000, pursuant to a contribution agreement, Liberty Media contributed to us 100% of the outstanding capital stock of VSC in exchange for a convertible promissory note in the principal amount of $92.5 million and the assumption by us of Liberty Media’s obligations with respect to stock options originally granted by VSC. The convertible promissory note was issued to Liberty Media under a credit agreement between Liberty Media and us (which we refer to as the Liberty Subordinated Credit Agreement). An additional $9.6 million in cash was paid by us to retire debt of VSC and we agreed to indemnify Liberty Media with respect to any debt or other obligations of VSC. VSC provides engineering, production and distribution services for the video and broadcast industries, nationally and internationally. It has locations in New York, New Jersey, Florida and California.

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

     Cinram-POP. On August 23, 2001, we acquired from Cinram U.S. Holdings, Inc., the remaining 51% membership interest in Cinram-POP DVD Center LLC, or Cinram-POP, that we did not already own. The transaction, financed with cash from operations, was valued at approximately $536,000 (net of $295,000 of cash acquired). Cinram-POP provides digital versatile disc (DVD) design, authoring and encoding services to the home video market. Cinram-POP is located in Santa Monica, California.

     BVI-Miami, LLC. On May 6, 2002, we entered into both an Amended and Restated Operating Agreement and a Contribution and Assignment and Assumption Agreement with Broadcast Video, Inc. (referred to in this report as “Broadcast Video”) and BVI-Miami, LLC (referred to in this report as “BVI-Miami”). Pursuant to such agreements, we contributed assets and obligations of our former subsidiary, The Post Edge, Inc., doing business as Manhattan Transfer-Miami, into BVI-Miami, a newly formed Miami, Florida-based limited liability company with Broadcast Video. BVI-Miami consists of the operations of The Post Edge, Inc. and the operations of Broadcast Video and certain of its affiliated businesses. We own a 40% membership interest in BVI-Miami. Broadcast Video owns the remaining 60% membership interest and manages BVI-Miami’s operations. The net book value of the assets and liabilities of $2.5 million were reclassified as an investment. We do not have any current or contingent material obligations to BVI-Miami.

Liberty Media Corporation

     As a result of these acquisitions and certain other transactions, at December 31, 2002, Liberty Media owned over 91% of our outstanding common stock, which represents over 99% of our voting power. For information on Liberty Media’s interest in the Company, see Part II, Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS — Liquidity and Capital Resources — Liberty Subordinated Credit Agreement and — Stock Sales to Liberty Media” and Part III, Item 12, “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

INDUSTRY

Creative Media Services

     The creative media services industry supports the media and entertainment industries in the creation, management and distribution of motion pictures, television programs, television commercials, other promotional or interstitial material and various forms of content for new media applications including interactive content. Content is released into a “first-run” distribution channel, such as theatrical, broadcast or cable network, and later into one or more additional channels, such as home video and pay-per-view, domestic or international syndication. In addition to newly-produced content, film and television libraries are typically repeatedly re-mastered into various formats for redistribution. The creative media services industry has historically been highly fragmented, with a variety of traditional services performed by numerous small companies, each specializing in a unique aspect of the process. We are a creative media services company providing fully-integrated service solutions.

     Our business segments benefit from the volume of content being created and distributed rather than the success or popularity of an individual television show, commercial or feature film. The following trends in the media and entertainment industries are expected to have an impact on our business segments:

•	Growing worldwide demand for original entertainment content. Globally, the demand for entertainment content is increasing, and thus the need for the associated technical and creative services we offer is expanding. At the same time, the pace of technological change is accelerating. This may lead to an increased demand for capital expenditures in order to meet the industry demand for technological innovation. If we meet these technological challenges, we may benefit from the ability to provide an increasingly complex mix of content formats and broadcast standards to various geographic locations and cultures.

•	The development of new business opportunities for existing content libraries. The vast libraries of the major film and television studios are an ongoing source of programming for traditional and new channels of media distribution. For exploitation in a digital environment, these libraries must be re-mastered, augmented, restored, re-colored, converted and reformatted. In addition, the new digital environment has contributed to the lack of uniformity in worldwide television standards, thus creating the need for the creation of new master elements in unique formats.

•	Continued proliferation of new distribution channels, such as digital cable, digital broadcast satellite and the Internet. The creation and market acceptance of new content distribution channels such as direct broadcast satellite, video-on-demand, or VOD, and Internet protocol distribution, or IP distribution, requires new technical and operational infrastructure to create, manage and distribute content. The industry requires technical facilities and operational management that facilitates the creation, management and delivery of that content to viewing audiences.

•	Wider application of digital technologies to content manipulation and distribution. This trend is contributing to the increased demand for technical and creative services for a given volume of content, which could require investment in additional equipment required to service digital media. At the same time, advances in technology, particularly the emergence of high quality compression algorithms, have led to the creation of new standards and the opportunity to create multiple distribution outlets and revenue streams from the same programming.

•	Increased outsourcing of technical and creative services. Film and television studios as well as broadcast and cable networks are finding that their resources are optimized by outsourcing certain technical and creative services related to the creation, management and distribution of content. Certain of our current and prospective clients are seeking high-quality integrated solutions and the benefit of scale economies.

•	Increased demand for innovation, technical and creative quality. Advances in technology, new broadcast standards, growing adoption by consumers of personal video recorders, which facilitate “time shifting” of programming by the television consumer, and increasing audience fragmentation require content owners, producers and distributors to cost effectively increase image and audio quality and create increasingly innovative, compelling viewing experiences for audiences. We believe the technology, infrastructure and creative talent that we provide may enhance the creative process of producing original programming and modernizing aging library material.

•	Reality-Based Programming. Broadcast and cable programmers continue to rely on reality-based programming for significant portions of their primetime and pre-primetime schedules. Such shows tend to have lower post-production budgets than traditional scripted programming. Accordingly, the prevalence of such programming may reduce industry demand for some of the services that we provide.

•	Content Repurposing. Broadcast and cable programmers have continued to show more regular-season reruns, both in regular time slots and at alternative viewing times. To the extent that this practice may reduce demand for original programming, or erode the traditional concept of the 24-week television season, such trends could reduce industry demand for some of our services.

•	Extended Use of Advertising Spots. Although television commercials have traditionally had a relatively short “shelf-life,” with spots updated frequently within a given advertising campaign, some advertisers have begun to re-use the same television commercials for longer periods. Accordingly, production of new short-form television commercials remains slow, despite the recent increase in television ad spending. If such trend continues, it could reduce industry demand for some of our services.

Motion Picture Production and Distribution

     Various facilities throughout the Company provide services to the motion picture industry. The Creative Services business segment creates visual effects, sound effects and animation sequences and integrates them into newly-released feature films, while the Media Management and Network Services business segments provide services that support the mastering and distribution of feature films for domestic and international home video, cable and broadcast markets.

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

     Another trend experienced by the U.S. film industry is the growing reliance on international box office revenues, as they continue to account for an increasing percentage of total feature film revenues. In addition, as the demand for digital video product grows, most media content libraries will be re-released, stimulating a new cycle of home entertainment cash flows.

Television Production and Distribution

     Substantially all of our facilities provide services related to the production and distribution of television programming. The Creative Services Group provides a full array of services to facilitate the creation of television programs and commercials, the Media Management Services Group provides a full array of services for managing existing content libraries, and the Network Services Group provides a full array of services necessary to deliver television programming to program distributors.

     The increase in international demand for entertainment content has further driven the need for new and repurposed content. Over the last decade, the privatization of broadcasting systems, the proliferation of broadcast licenses, and the introduction of sophisticated delivery technologies such as digital broadcasting, digital cable and direct broadcast satellite systems, have led to the growth of broadcasting and cable television markets outside the United States. Most foreign broadcasters require both local programming (to satisfy the local content requirements) and popular international programming, largely produced in the United States.

New Media Production and Distribution

     The television production and distribution industry is in a state of transformation. Both multiple system cable operators, also called MSOs, and direct broadcast satellite, or DBS, operators have introduced new products and services into the marketplace. These content distributors compete aggressively for new subscribers and are using new media services as an inducement to attract and retain consumers. Additionally, companies such as TiVo are currently marketing personal video recorders, or PVRs, that have the potential to change the television viewing habits of consumers. Over the next several years we expect that an increasing number of consumers will be able to access the programs they want to see, when they want to see them. New business models are expected to emerge that may challenge the concept of mass audiences receiving programming from networks in a linear fashion.

     Many of these new services not only propose to give viewers greater control over the programming they see, they may also provide them with a range of interactive experiences. To facilitate the introduction of these new services, both MSOs and DBS operators are developing and deploying advanced set top boxes and additional hardware into their operations. Interactive television, or ITV, middleware developers such as Wink, OpenTV, and Liberate Technologies are currently deploying their technology platforms into digitally enabled TV households.

     As a result of the introduction of services such as PVRs, VOD, subscription video-on-demand, or SVOD, and ITV, the various participants in the industry, including studios, program suppliers, networks and advertisers, many of whom are our current clients, are working to understand how these changes will affect their businesses.

Factors Affecting the Growth and Development of Our Businesses.

     The growth and development of the businesses described above is dependent upon a number of factors that could cause actual results to differ materially from those anticipated. For a discussion of those factors see Part II, Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS – Factors That May Affect Future Results of Operations.” Additionally, the liquidity and capital resources of the Company may also affect the growth and development of such businesses. For a discussion of the Company’s liquidity and capital resources, see Part II, Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS – Liquidity and Capital Resources.”

STRATEGY

     The entertainment services industry has been historically fragmented with numerous providers offering discrete, non-integrated services. Our services, however, span the entirety of the value chain from the creation and management of content to the delivery of content via multiple distribution paths including satellite, fiber and IP-based networks. We believe the breadth and range of our services uniquely provide us the scale necessary to realize significant efficiencies: a global, scaleable media services platform integrating preparation, management and distribution services, common “best practices” operations management across the Ascent Media Group enterprise; and integration of financial and administrative functions.

     Our objective is to be a leading provider of services to the media and entertainment industry and provide customers quality solutions for the creation, management and distribution of content, individually and as part of a package solution on a global basis. We intend to achieve this objective by pursuing the following strategies:

     Establish centralized, scalable, financial and operating infrastructure. We have established an experienced management team. We are building operational, financial and internal control systems to improve financial administration. We are reducing overhead through centralization and have begun to restructure our operations to improve margins and financial performance.

     Develop and grow our core businesses. We intend to leverage our scale opportunities, our technical capacities, our breadth of services and our global reach in order to broaden our relationships within the organizational structure of our client base. We intend to further integrate our facilities and operations establishing “best practices” and increase scale and capacity to drive growth. Our goal is to deploy proven, leading technologies in a consistent manner across all of our operations.

     Leverage our core businesses in the developing digital media service platform. We intend to leverage our existing client relationships, technological expertise and digital infrastructure to build new revenue streams in emerging new media markets. We intend to develop new business opportunities in areas such as digital imaging, digital media management and interactive media.

     Drive the convergence of traditional and new media. We intend to create joint ventures, partnerships and alliances with technology providers, content creators, and “last mile” distributors to create cost effective scalable infrastructure to drive new media revenue streams. We intend to assist in the development of industry standards and business models to help develop new media opportunities.

     We intend to create stockholder value by prioritizing our growth initiatives in the following manner. First, we plan to capitalize on current opportunities by delivering scaleable enterprise solutions to our existing client base. Second, we intend to effectively consolidate and integrate newly acquired assets and operations with our existing businesses. Finally, we plan to invest in emerging growth opportunities and deploy next-generation digital media services in the areas of digital imaging, digital media management, and new media services. All of our emerging next generation digital media growth opportunities are expected to increase our value-added proposition to our clients and assist them in creating new revenue streams from their content.

     Our ability to execute our strategy is dependent upon a number of factors that could cause actual results to differ materially from those anticipated. For a discussion of those factors see Part II, Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS – Factors That May Affect Future Results of Operations.” Additionally, our ability to execute our strategy is also dependent on our liquidity and capital resources. For a discussion of the Company’s liquidity and capital resources, see Part II, Item 7., “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS – Liquidity and Capital Resources.”

SERVICES

Creative Services Group

     The Creative Services Group has three divisions: Entertainment Television, Commercial Television and Audio. Generally, the Creative Services Group provides the technical and creative services necessary to conform principal photography into a final product suitable for viewing audiences. We digitally create or manipulate sounds and images in high-resolution formats for integration into feature films, television programs, television commercials, music videos, promotional and identity campaigns and corporate communications programming. In fiscal year 2002, the Creative Services Group contributed $ 275.1 million, or 51% of our total revenues, as compared to $332.9 million, or 56.2%, in fiscal year 2001 and $221.0 million, or 72.1%, in fiscal year 2000.

     Entertainment Television Division

     We have created a consolidated group of facilities providing services to producers of episodic television series, movies-of-the-week, and specials. We provide services primarily in Los Angeles, New York and London. We believe our competitive advantages lie in the breadth and scalability of our services, the reputation and accessibility of our creative talent and our relationships with our client base. We will continue to support the expansion of our brand equity in the marketplace by maintaining the differentiation of our facilities. However, our entertainment television facilities are managed as a consolidated global group enabling us to drive “best practices,” cross sell services and maximize the value of our client relationships across our entire organization. The major brands of the entertainment television division include: Encore, Level 3, Digital Symphony, Soho Images and St. Anne’s. Each brand is well known and highly regarded in its area of expertise and creative contribution.

     Recent awards received by the Entertainment Television Division include an Academy Award for What Dreams May Come (Best Visual Effects); an Emmy Award for The X-Files (Best Visual Effects for a Series); and Monitor Awards for Alias, “Pilot” (Film Originated TV Series, Best Color), The X-Files, “John Doe” (Film Originated TV Series, Best Color Finalist), CSI: Crime Scene Investigators, “Alter Boys” (Film Originated TV Series-Best Color Finalist), Almost A Woman (Film Originated TV Specials-Best Color Correction), The Lost Battalion (Film Originated TV Specials-Best Color Correction Finalist), Fidel (Film Originated TV Specials-Best Color Correction Finalist), Kite & Fly, “Trip” (Music Videos, Best Color Correction Finalist). A detailed description of the key services provided by our Entertainment Television Division is presented below.

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

     Transfer and digital formatting. We receive developed negative from our and other laboratories and transfer the film to digital media. The transfer process enables the customer to view the previous day’s work and begin the creative editorial process. The transfer process is technically challenging and is used to integrate various forms of audio and encode the footage with feet and frame numbers from the original film. We also convert film into various digital formats suitable for multiple distribution paths including DVD.

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

     Visual effects. Visual effects are used to enhance the viewing audience’s entertainment experience by supplementing images obtained in principal photography with computer-generated imagery. Visual effects are typically used to create images that cannot be created by any other cost-effective means. We generate bends, warps, morphs and 3D shapes as well as other visual effects for customers. We also offer an array of graphics and animation workstations using a variety of software to accomplish unique effects, including 3D animation. We are actively involved in providing visual effects for the television industry as evidenced by our contribution to numerous television series, including Star Trek and Smallville.

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

     Commercial Television Division

     Our recent acquisitions have created a large group of facilities specializing in the delivery of technical and creative services to producers of television commercials, music videos, theatrical film trailers, interstitial and promotional material and identity and corporate image campaigns. We believe our competitive advantages lie in the reputation and accessibility of our creative talent, the ability to provide scale and global reach for national and international advertising campaigns and the ability to provide the technologies and working environments to achieve the creative and technical objectives of our clients. We will continue to support the expansion of our brand equity in the marketplace by maintaining the differentiation of our facilities. However, our commercial television facilities benefit from coordination of certain policies, including pricing, vendor relationships, employment practices and compensation and incentive structures. The major brands of our Commercial Television Division include Company 3, R!OT, Method, Filmcore, POP, Rushes, SVC, One Post Ltd. and Editworks. Each brand is well known and highly regarded in its area of expertise and creative contribution.

     Recent awards received by the Commercial Television Division include Clio Awards for Nike, “Virtual Andre” and “Topseed”; Chevy, “Brawl”, Snap.com, “New Friend”, First Union Bank, “Noise”, San Francisco Jazz Festival, “Low Riders”, and Public Service Announcement, “Antismoking”; Association of Independent Creative Editors Awards for Nike, “Horror” and EPS, “Cat Herders”; Monitor Awards for We Stand Alone (Documentaries, Best Audio Mixer), United Airlines, “Pager” (National Commercials, Best Audio Mixing), Skittles, “Maze” (National Commercials, Best Color Correction Finalist), FX, “Born to be Wild” (On Air Promotions, Best Audio Mixing), FX “Born to be Wild” (On Air Promotions, Best Sound Design Finalist); Telly Awards for TNT, “Shaft Marathon” (Gold, Creative Editorial), TNT, “Johnny Cash, Overview” (Gold, Creative Editorial); TNT, “Behind the Scenes: Dollar for the Dead” (Gold, Creative Editorial), TNT, “Saturday Night New Classic: Fargo” (Silver, Creative Editorial); Broadcast Design Awards for Turner Production Effects, “Turner Investor Sales Tapes” (Gold), Turner Classic Movies, “Trailers” (Gold), VH-1 Fashion Awards, “Open Animation” (Bronze), a Belding Award for Toyota Tacoma, “Family Reunion” and a Lions Award for Sony Playstation, “Soundcheck.” A detailed description of the key services provided by our Commercial Television Division is presented below.

     Negative developing. Because of the creative freedom, high-resolution image quality and flexibility attained by working with film, most television commercials originate on film. Our facilities deliver negative development and imaging services for complex and technically demanding commercial work. We also provide negative cutting services for the distribution of commercials on film.

     Telecine. Telecine is the process of transferring film into digital media. During this process, a variety of parameters can be manipulated, such as color and contrast. Because the color spectrum of film and digital media are different, we have creative talent who utilize creative colorizing techniques, equipment and processes to enable our clients to achieve a desired visual look and feel for television commercials and music videos, as well as feature films and television shows.

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

     Distribution. Once a television commercial has been completed, we provide broadcast and support services, including complete video and audio duplication, distribution, and storage and asset management, for advertising agencies, corporate advertisers and entertainment companies. We use domestic and international satellite, fiber and Integrated Services Digital Network, or ISDN, Internet access, and conventional air freight for the delivery of television and radio spots. We currently house over 85,000 commercial production elements in our vaults for future use by our clients. Our commercial television distribution facilities in Los Angeles and San Francisco, California and our satellite hub facilities in New York, enable us to service any regional or national client.

     Audio Division

     We provide audio services to the entertainment industry for theatrical feature films, television series, television specials, movies-of-the-week, trailers, television commercials and new digital media in the United States and Europe. We have audio facilities in Los Angeles, New York and London. Todd-AO Studios and Soundelux are the major brand names supported by the Audio Division. Each has contributed to many television and motion picture projects and each has won awards for their efforts in these areas. Soundelux also provides high-end microphones for the music industry. The Hollywood Edge and Soundelux Microphones distribute sound tools to the consumer market through worldwide distribution channels and the Internet.

     Recent awards garnered by the Audio Division include Academy Awards for Chicago (Best Sound), Black Hawk Down (Best Sound), Braveheart (Best Sound Effects Editing), Last of the Mohicans (Best Sound), British Academy Awards for

Chicago (Best Sound), Almost Famous (Best Sound), Braveheart (Best Sound) and JFK (Best Sound); Golden Reel Awards for Gladiator (Best Sound Effects Editing), American Beauty (Best ADR Editing), Jerry Maguire (Best ADR Editing), The Hunchback of Notre Dame (Best Animated Sound Effects Editing), Braveheart (Best Sound Effects Editing), Born on the Fourth of July (Best Sound Editing), a Grammy Award for Alanis Morissette: Jagged Little Pill (Best Long Form Music Video); Monitor Awards for We Stand Alone (Best Audio Mixer, Documentaries); Alias, “Pilot” (Best Color Correction, Film Originated Television Series) and Almost a Woman (Best Color Correction, Film Originated Television Specials), United Airlines, “Pager” (Best Audio Mixing, National Commercial), FX, “Born to be Wild” (Best Audio Mixing, On Air Promotions), Nike, “Horror” (Best Audio Mixing for a National Commercial), Book of Virtues (Best Audio Mixing for Children’s Programming), Sega, “Obsidian Egg” (Best Audio Mixing), Sega, “Apocalypse” (Best Audio Post), Infiniti, “Motorcade” (Best Audio Post), The Rolling Stones, “Stripped” (Best Audio Mixing), Arizona Department of Health Services, “Why Smoke” (Best Audio Mixing for Public Service Announcement); a Clio Award for Snap.com, “New Friend” (Best Sound Design); a Mexican Silver Ariel Award for Amores Perros (Best Sound), and a Cinema Audio Society Award and TEC Award for our sound effects work on Gladiator. We have also been an Emmy recipient for a Governor’s Award for The Native Americans.

     We provide music editing, music recording, music composition and clearance, music supervision, overseas music recording, score production and song placement. Feature film and television producers utilize our studio facilities and creative staff for the creation of sound effects, replacement of dialog, and the re-recording of audio elements for integration with film and video elements. Re-recording combines sound effects, dialogue, music and laughter or applause to complete the final product. In addition, the re-recording process enhances the listening experience by adding specialized sound treatments and formats.

Media Management Services Group

     The Media Management Services Group provides owners of content libraries with an entire complement of facilities and services necessary to optimize, archive, manage and repurpose media assets for global distribution via freight, satellite, fiber and the Internet. We provide access to all forms of content, duplication and formatting services, language conversions and laybacks, restoration and preservation of old or damaged content, mastering from motion picture film to high resolution or data formats, digital audio and video encoding services and digital media management services for global home video, broadcast, pay-per-view, video-on-demand, streaming media and other emerging new media distribution channels. We believe our competitive advantages include client loyalty, reputation, capacity to handle large-scale projects and our ability to offer integrated content management solutions on a global basis. Our media facilities are located in Burbank, Hollywood, and Santa Monica, California; Northvale, New Jersey; Barcelona, Spain and London, England.

     We anticipate continued growth, primarily due to the emergence of new digital distribution platforms, including digital cable television, pay-per-view, and VOD, as well as the growing international demand for content– particularly in Asia and Europe. We also expect to develop new revenue streams as the demand for services related to the management and exploitation of resolution independent virtual media (as opposed to physical media) grows. In fiscal year 2002, the Media Management Services group contributed $104.9 million, or 19.5% of our total revenues, as compared to $104.1 million, or 17.6%, in fiscal year 2001 and $56.8 million, or 18.5%, in fiscal year 2000. A more detailed description of the key services provided by our Media Management Services group is presented below.

     Storage of original elements and working masters. The storage and handling of videotape and film elements requires specialized security and environmental control procedures. Throughout the entertainment industry, content is stored in physically small units that are subject to the risk of loss resulting from physical deterioration, natural disaster, unauthorized duplication or theft. Our archives are designed to store working master videotapes and film elements in a highly controlled environment protected from temperature and humidity variation, seismic disturbance, fire, theft and other external events. In addition to the physical security of the archive, content owners require frequent and regular access to their libraries. Speed and accuracy of access is a critical factor that benefits our clients. We are an independent archive provider and believe we are advanced with respect to security, environmental control and access features.

     Asset management center. Physical elements stored in the archive are uniquely barcoded and maintained in a library management database offering rapid access to elements, concise reporting of element status and element tracking throughout its travel through the Company’s operations.

     Restoration and preservation of existing and damaged content. Substantially all film elements originating prior to 1983 have faded, degraded or been damaged. Damaged film negative must be restored because sub-masters produced from damaged film will generally not meet the minimum quality standards required in domestic and international broadcast markets. Our technicians restore damaged film negative to original and sometimes enhanced quality through the use of proprietary optical and electronic equipment and techniques. In order to protect film assets from degradation, older film is frequently converted to new archival film stock. Modern film stock is the preferred archival medium because it has the highest image resolution of any image storage medium and a shelf life that exceeds 100 years. Using a proprietary process, we take the original or restored film negative and create a new negative. Due to technical and operational advances in our proprietary restoration and preservation processes, we are able to provide restoration and preservation services for existing film content.

     Transferring film to digital media. A considerable amount of film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets. This requires film images to be transferred to a video format. Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. Because certain film formats require transfers with special characteristics, it is not unusual for a motion picture to be mastered in many different versions. Technological developments, such as the domestic introduction of television sets with a 16 x 9 aspect ratio and the implementation of advanced and high definition digital television systems for terrestrial and satellite broadcasting, are expected to contribute to the growth of our film transfer business.

     Converting videotape or digital media to film. Production companies may choose to originate their work on videotape or in other media formats, even though the destination market is a theatrical release on film. We use advanced electronic systems to transform content from all current broadcast standards and formats to 16mm or 35mm film. This process is used for all forms of theatrical film distribution, including short form and long form advertising, commercials, studio promotions and trailers, as well as theatrical length presentations including feature films, concerts and special events.

     Audio restoration and integration. Audio layback is the process of creating duplicate digital masters with sound tracks that are different from the original recorded master sound track. Content owners selling their assets in international markets require the original dialog to be replaced with dialog in the local language. In some cases, all of the audio elements, including dialogue, sound effects, music and laughs, must be recreated, remixed and synchronized with the original master elements.

     Professional duplication and standards conversion. Professional duplication is the process of creating broadcast quality and resolution independent sub-masters for distribution to professional end users. Master elements are used to make sub-masters in numerous domestic and international broadcast standards as well as up to 22 different tape formats. Standards conversion is the process of changing the frame rate of a video signal from one video standard, such as the United States standard (NTSC), to another, such as a European standard (PAL or SECAM). Content is regularly copied and converted for use in intermediate processes, such as editing, on-air backup and screening, and for final delivery to cable and pay-per-view programmers, broadcast networks, television stations, airlines, home video duplicators and foreign distributors. Our duplication and standards conversion facilities are technically advanced with unique characteristics that significantly increase equipment capacity while reducing error rates and labor cost.

     Digital Media Management Center. We are developing a digital media management infrastructure, also referred to in this report as the Digital Media Management Center. For more information on the Digital Media Management Center, see “DEVELOPING BUSINESSES—Digital Media Management Center” in this Item I below.

Network Services Group

     The acquisitions of the assets and operations that comprise our Network Services Group have created a global operation primarily focused on the broadcasting and distribution of content via satellite and fiber. We provide facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber and satellite to viewers in North America, Europe and Asia. We facilitate the timely creation of original programming such as hosted and news segments and live shows, providing language translation and subtitling, all the way to assembling programming provided by the customer into a 24-hour “network” format. In addition, we provide facilities and services for the delivery of syndicated television programming in the United States and Canada and also transmit special events, sports or news segments for insertion in broadcast, cable and other third party networks. On December 23, 2002, we divested our equity ownership in the Triumph entities. As a result of this divestiture, our Network Services Group significantly reduced its point-of-presence facilities and its internal fiber capabilities within the U.S. Our Network Services Group, however, continues to maintain, in a more cost effective manner, its fiber capabilities through third party providers.

     We see continued growth opportunities with current and prospective clients who are seeking higher quality and/or lower cost solutions for broadcasting and distribution particularly where new technologies can accomplish these objectives and support the creation of new revenue streams in the digital media space. We believe our competitive advantages lie in our ability to distribute content worldwide, our ability to package our services in a cost-effective manner, our backup distribution paths and our reputation for distribution on multiple technological platforms. Our broadcast facilities are located in California, Minnesota, Maryland, New York, New Jersey, Connecticut, Florida, the United Kingdom and Singapore. . In fiscal year 2002, the Network Services group contributed $159.1 million, or 29.5% of our total revenues, as compared to $155.6 million, or 26.2%, in fiscal year 2001 and $28.6 million, or 9.3%, in fiscal year 2000. A more detailed description of the key services provided by our Network Services group is presented below.

     Production. Timely broadcast programming, such as live shows and news, requires immediate and precise coordination of on-camera talent, the script, pre-recorded videotape, promotional and interstitial materials and the broadcast schedule. We operate television production studios in Stamford, Connecticut and Singapore with live-to-satellite interview services, cameras, production and audio control rooms, videotape playback and record, multi-language prompters, computerized lighting, and dressing and makeup rooms. Our Singapore facility also offers field and teleconferencing services.

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

     Syndication and Commercial Integration. We provide programming to most United States broadcast television stations through daily satellite transmissions. Prior to broadcast, all material is quality control checked and may be pre-compiled into final broadcast form prior to on-air playback. Pre-compilation is performed in our editing facilities, often using proprietary systems and software which permit the efficient assembly of high production value visual effects. We also prepare syndicated programming for distribution with commercials and similar elements that are inserted prior to distribution. We use control procedures to ensure on-air reliability and provide formatting and time compression services, which are used to prepare programming for distribution. We perform commercial, promotional, billboard, warning, logo and other integration, as well as closed captioning for the hearing impaired and source identification encoding. We also provide programmers with: traffic support; affiliate relations and station coordination; library storage of broadcast master tapes; a syndication program library and recycled videotape inventory.

     Origination and distribution. We provide videotape and computer server based playback and origination to cable, pay-per-view and direct-to-home networks. We accept daily program schedules, programs, promos and advertising, and deliver 24 hours of seamless daily programming to cable affiliates and DBS subscribers. We use automated systems for broadcast playback. We also operate industry-standard encryption and/or compression systems as needed for customer satellite distribution. We use a customized approach to satisfy each customer’s timeliness, flexibility and reliability requirements. We also offer quality control, tape storage and trafficking services. Currently, over 50 24-hour channels are supported by our facilities in Singapore; London, England; Burbank, California; Minneapolis, Minnesota; New York, New York; Northvale, New Jersey; Stamford, Connecticut; and Palm Bay, Florida.

     Satellite transport. We operate satellite earth station facilities in Singapore; Burbank, California; New York, New York; Northvale, New Jersey; Minneapolis, Minnesota; Stamford, Connecticut; and Palm Bay, Florida. Our facilities are generally staffed 24 hours a day and may be used for downlink, turnaround and uplink services. We access various “satellite neighborhoods,” including basic and premium cable, broadcast syndication direct-to-home and DBS markets. We resell transponder capacity for occasional and full-time use and bundle our transponder capacity with other broadcast and syndication services to provide a complete broadcast package at a fixed price. Our teleports are high-bandwidth communications gateways for satellite, optical fiber and microwave transmission. Our facilities offer satellite antennae capable of transmitting and receiving feeds in both C-Band and Ku-Band frequencies. We also provide transportable services, including point-to-point microwave transmission, transportable up-link and downlink transmission, and broadcast quality teleconference services.

     Engineering and systems integration. Through our wholly-owned subsidiary, A.F. Associates, also referred to as AFA, we design, build, install, and service advanced video systems for the broadcast and cable television industries for professional and corporate markets. Over 50% of AFA’s business is repeat business from clients who seek AFA’s technical and engineering expertise. AFA also serves as the “in house” engineering department for the Network Services Group, enabling us to quickly respond to customer needs and new services. AFA’s clients include major broadcast networks, numerous cable channels, corporate television networks, and numerous production and post-production facilities. We believe that increases in cable, direct satellite and independent broadcasting made possible by emerging digital media technologies, as well as the migration of broadcasting standards from analog to digital, will provide significant opportunities for AFA to expand its customer base.

     Broadcast equipment rental. We rent broadcast and industrial video equipment to the broadcast and professional video industries, and provide support and maintenance for such services. We specialize in network sports production rental needs.

DEVELOPING BUSINESSES

Digital Media Management Center

     We are implementing a new digital media management infrastructure called the Digital Media Management Center, which will provide asset management services to create, edit, assemble, manage, process, catalog, transport and deliver all forms of digital media content. The creation of this digital media management platform provides for an integrated, extensible and scaleable asset management environment across all of our business segments and operating divisions. It also supports the workflows and media assets of our clients. We have developed a set of services for the motion picture, television, commercial and advertising markets and currently use services to edit, assemble, manage and deliver digital assets within the Company and for clients. Our digital media management initiative also provides an operating framework for implementation of new services, such as metadata creation, ingestion and processing, compression and encryption, digital content cataloging as well as media versioning and file based transport and delivery of media content that bring value to our clients. This business applies to multiple traditional distribution platforms as well as new media distribution businesses such as VOD.

     Our digital media management initiative requires custom design and development of a comprehensive suite of next generation services designed to complement our existing businesses, as well as providing a migration path toward servicing the new media initiatives of our clients. As such, the project represents a long term strategic investment designed to position us ahead of our competitors by providing migration paths from the management of existing (physical) media to automated real time management of new (file based) media types. Examples of services that we are currently developing or have begun implementing include the following:

     Dailies gateway. The Dailies Gateway will provide multi-tiered services for the review, approval and digital transfer of film based project dailies. Clients will need only a password and a broadband modem to receive Tier One service, which will stream up to three days’ worth of dailies in Windows or MPEG-4 Media formats. Tier Two service will include DVD-quality files streamed over a private network. Tier Three service will digitize Avid OMF files with a telecine session for “videotape-free” private network delivery of transferred film dailies directly to offline editors.

     Virtual sessions. The Virtual Session allows producers to work collaboratively with editors, effects specialists and telecine artists in an online interactive environment, minimizing costs and other logistics associated with long-distance travel. Real-time sessions can be conducted live, enabling shoulder-to-shoulder collaboration around the globe, with full-resolution images delivered via private or public networks. Other services include online posting of edited commercials, online discussion groups, project timeline management and shared, simultaneous viewing sessions.

     Virtual vault. The Virtual Vault offers commercial advertising, music video and promotional material producers complete range of media management services including online, near line and offline storage solutions, video and audio duplication, and distribution. Clients may order copies, compilation reels and customized playlists in a variety of formats, including recordable digital versatile disc, or DVDR. These elements can be routed quickly and efficiently to clients, broadcasters, and other distributors by either physical distribution or electronic file transfer. Two tiers of service are optimized for customer needs, including Tier One, which gives password-protected access to clients through each facility’s portal; and Tier Two, which creates a client-branded library site for clients to use within their own in-house operations.

New Products Group

     We are implementing initiatives through our newly-created New Products Group that develops new products that will often involve one or more divisions and newer technology. These products are targeted at generating incremental revenue or enhancing current offerings utilizing existing operational infrastructure as a foundation.

     The initiatives that the New Products Group is currently developing or has begun implementing include the following:

     VOD/SVOD. Many cable operators see video-on-demand, or VOD, as the key to providing them a competitive advantage over DBS operators. The core functionality gives consumers the ability to access on demand a wide range of content services that are stored on servers located in cable headends. Once a program is selected from a menu of choices, consumers have the ability to pause, rewind, fast-forward, and bookmark a program for later viewing. Networks such as Starz!/Encore, Discovery and HBO have launched subscription video-on-demand, or SVOD, services on various cable systems across the country. With SVOD, a cable subscriber pays a monthly subscription fee and can watch any of the stored programs whenever and how often they desire. We are positioning ourselves to be the preferred provider of essential VOD/SVOD services by expanding our existing services for file encoding, metadata creation, promotional material creation, file delivery and service reporting into a VOD/SVOD infrastructure and by leveraging existing relationships with cable operators and content owners. In addition, we expect to provide support for the other interactive services expected to complement the VOD/SVOD environment.

     Interactive Television. Complementing our work in the VOD/SVOD space, we will continue to closely follow developments in the interactive television space. Over time, we expect that the authoring, hosting and distribution of interactive media will parallel the production and distribution process of the traditional entertainment services industry. We believe that the most artistically correct and cost-effective way to produce, archive and distribute interactive television elements is for the material to be produced, post-produced, archived and distributed at the same time and under the same creative control as the traditional elements.

     Store and Forward. Store and Forward is a technology architecture that allows content to be transported in a cost efficient and timely manner. Many of our current clients require content to be shipped around the globe within tight time frames. Store and Forward allows video and data content to become broken into data packets wrapped in an IP distribution format thus enabling it to be sent as data files over a variety of transport mechanisms. We are exploring opportunities to expand our existing content distribution services into the Store and Forward space.

CUSTOMERS

     For the year ended December 31, 2002, no single customer accounted for more than 10% of our consolidated revenues. No customer accounted for more than 10% of the Creative Services Group revenue, one customer accounted for 11.1% of the Media Management Services Group revenue, and two customers accounted for 14.3% and 11.8%, respectively, of the Network Services Group revenue. The Creative Services client base is composed of the major domestic film studios, independent television production companies, broadcast networks, advertising agencies, creative editorial companies and corporate media producers. The Media Management Services client base includes the major motion picture studios and their international divisions as well as independent owners of television and film libraries. The Network Services client base consists of broadcast and cable television networks, local television channels, broadcast syndicators, satellite broadcasters and corporate television networks.

     A loss of any of our large customers would reduce our revenues. Although we serviced over 3,500 customers during the year ended December 31, 2002, our ten largest customers accounted for approximately 37.5% of our consolidated revenues and our single largest customer accounted for approximately 6.5% of our consolidated revenues during the period. The loss of, and the failure to replace, any significant portion of the services provided to any significant customer could have a material adverse effect on us.

COMPETITION

     The creative media services industry is highly competitive with much of the competition centered in Los Angeles, California, the largest and most competitive market, particularly for domestic television and feature film production as well as for the management of content libraries. We expect that competition will increase as a result of industry consolidation and alliances, as well as the emergence of new competitors. In particular, major motion picture studios such as Paramount Pictures, Sony Pictures Corporation, Twentieth Century Fox, Universal Pictures, The Walt Disney Company, Metro-Goldwyn-Mayer and Warner Brothers, while our customers, can perform similar services in-house with substantially greater financial, technical, creative, marketing and other resources than we have. These studios could also outsource their requirements to other independent providers like us or to other studios. We also actively compete with certain industry participants that may be smaller but have a unique operating niche or specialty business. There is no assurance that we will be able to compete effectively against these competitors, but we believe that our breadth of services is unique among most competitors in the entertainment services industry in terms of the range of service offerings within each business segment. We believe that our reputation and brand names are acknowledged and recognized for their contribution to creating quality content and that our ability to offer integrated solutions within and across our business segments sets us apart from our competitors.

EMPLOYEES

     We have approximately 3,825 employees who work in five countries providing services from approximately 70 operating facilities.

REGULATION

     Some of our subsidiary companies hold licenses and authorizations from the Federal Communications Commission, or FCC, required for the conduct of their businesses, including earth station and various classes of wireless licenses and an authorization to provide certain services pursuant to Section 214 of the Communications Act. Most of the FCC licenses held by our subsidiaries are for transmit/receive earth stations, which cannot be operated without individual licenses. The licenses for these stations are granted for a period of fifteen years and, while the FCC generally renews licenses for satellite earth stations, there can be no assurance that these licenses will be renewed at their expiration dates. Registration with the FCC, rather than licensing, is required for receiving transmissions from domestic satellites from points within the United States. We rely on third party licenses or authorizations when we transmit domestic satellite traffic through earth stations operated by third parties. The FCC establishes technical standards for satellite transmission equipment that change from time to time and requires coordination of earth stations with land-based microwave systems at certain frequencies to assure non-interference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae also is typically subject to regulation under local zoning ordinances.

GEOGRAPHIC AREAS

     Please see Part IV, Item 15, “EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K” for Consolidated Financial Statements included in this report for financial information in each geographic area in which we conduct business.

ITEM 2. PROPERTIES.

     The Company’s operations are conducted in approximately 70 owned, leased or licensed operating facilities, located throughout the world.

     Domestically, our Creative Services Group, Media Management Services Group, and Network Services Group, operate primarily in California and the Eastern seaboard (New York and New Jersey). Our Creative Services Group also operates facilities in Georgia and Florida; our Media Management Services Group also operates facilities in Florida; and our Network Services Group also operates facilities in Connecticut, Minnesota and Florida.

     Internationally, our Creative Services Group, Media Management Services Group, and Network Services Group, operate primarily in London, England. Our Creative Services Group also operates facilities in Mexico City, Mexico; our Media Management Services Group also operates facilities in Barcelona, Spain; and our Network Services Group also operates facilities in the Republic of Singapore.

     Worldwide, we lease approximately 1.3 million square feet and own another 400,000 square feet. In the United States, our leased facilities total approximately 1.1 million square feet and have terms expiring between June 2003 and December 2012. Several of these agreements have extension options. The leased properties are used for our technical operations, office space and media storage. Our international leases have terms that expire between December 2003 and August 2019, and are also used for our technical operations, office space and media storage. Over half of the international leases have extension clauses. Approximately 320,000 square feet of our owned facilities are located in Southern California, with another 80,000 square feet located in Northvale, New Jersey; Atlanta, Georgia; and Stamford, Connecticut. In addition, we own approximately 50,000 square feet in London, England. Nearly all of our owned facilities are purpose-built for our technical and creative service operations. Our facilities are adequate to support our current near term growth needs.

ITEM 3. LEGAL PROCEEDINGS

     Paul Dujardin v. Liberty Media Corporation and Ascent Media Group, Inc. Mr. Paul Dujardin filed a complaint (the “Complaint”) in U.S. District Court, Southern District of New York, on November 30, 2001, against Liberty Media and the Company, alleging violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, common law fraud, negligent misrepresentation, breach of the earnout provisions of an acquisition agreement involving the sale of Mr. Dujardin’s company, Triumph Communications (“Triumph”), to the Company in July 2000 (the “Triumph Acquisition”), and breach of contract for failure to make Mr. Dujardin head of the Company’s Network Services Group. The securities claims in the Complaint allege that, in a series of transactions during 2000, Liberty Media agreed to secretly contribute assets to the Company in exchange for the Company’s stock, at prices that ultimately were below the NASDAQ trading price on the date the transactions were consummated. The Complaint alleges that the Company and Liberty Media fraudulently concealed these “below-market” transactions and that, as a result, the Company’s stock price was inflated. In reality, all of these allegedly “concealed” transactions were fully disclosed in numerous public filings made with the Securities and Exchange Commission. According to this theory, Mr. Dujardin claims approximately $15 million in damages, plus punitive damages. Mr. Dujardin also claims that, pursuant to the acquisition agreement between Triumph and the Company, he is entitled to an “earnout” entitling him to approximately 88,000 shares of the Company’s stock. The earnout provision allows Mr. Dujardin to collect the entire amount upon his termination on August 29, 2001, unless the Company had grounds to terminate Mr. Dujardin for failure to perform his job duties and commission of misconduct injurious to the Company. Based on the arbitrator’s decision in a related arbitration proceeding with Mr. Dujardin, we returned the earnout shares to Mr. Dujardin on August 6, 2002. Mr. Dujardin rejected delivery of the shares and claims that he instead is owed the lost value of the earnout shares as of August 29, 2001, which he claims is approximately $682,000. On February 13, 2003, the Company and Liberty Media filed a motion to dismiss the Complaint in its entirety. We are still awaiting a decision on the motion from the federal court. We will vigorously defend our interests in this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Restated Certificate of Incorporation

     On November 15, 2002, the holders of 99% of the voting power of the issued and outstanding shares of capital stock of the Company adopted a restated certificate of incorporation for the Company (“Restated Certificate of Incorporation”), through a written consent of stockholders to action without a meeting, which was delivered to the Company the same day. The Restated Certificate of Incorporation, which became effective on November 20, 2002, changed the name of the Company to “Ascent Media Group, Inc.” and amended information with respect to the Company’s registered agent in Delaware. On November 18, 2002, the Company mailed a notice regarding such taking of action by written consent to the persons (other than the persons who executed and delivered the written consent) who were the holders of record of issued and outstanding capital stock of the Company on November 15, 2002, such date being the date that the signed written consent of stockholders was delivered to the Company.

Annual Meeting of Stockholders

     On December 20, 2002, the Company filed with the SEC and mailed to its stockholders a definitive proxy statement for its 2002 annual meeting of stockholders, which was held on January 23, 2003. Stockholders of record as of December 16, 2002 voted as follows on the following matters:

(1)	Election of the three nominees listed below (in alphabetical order) to Class III of the Company’s board of directors. The names of the nominees and votes for each nominee were as follows:

i. Robert R. Bennett

FOR	WITHHELD

480,795,444	52,282

ii. William R. Fitzgerald

FOR	WITHHELD

480,733,640	114,086

iii. Larry E. Romrell

FOR	WITHHELD

480,835,885	11,841

(2)	Approval of the issuance of shares of Class B common stock and convertible notes convertible into shares of Class B common stock after the date of the annual meeting of stockholders pursuant to Supplement No. 3 (referred to in this report as “Supplement No. 3”), dated as of August 13, 2002, to the First Amended and Restated Credit Agreement, dated as of December 22, 2000, between the Company and Liberty Media (referred to in this report as the “Liberty Subordinated Credit Agreement”); the potential issuance of shares of Class B common stock and convertible notes convertible into shares of Class B common stock pursuant to future supplements to the Liberty

Subordinated Credit Agreement for a purchase price per share or with an initial conversion price per share, as applicable, determined in a manner no less favorable to the Company than as provided in Supplement No. 3; and the potential issuance of shares of Class B common stock upon conversion of convertible notes convertible into shares of Class B common stock issued pursuant to Supplement No. 3 and outstanding on the date of the annual meeting of stockholders. For details on the Liberty Subordinated Credit Agreement and Supplement No. 3, see Part II, Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources – Liberty Subordinated Credit Agreement” below.

FOR	AGAINST	ABSTAIN	NON-VOTES

477,830,683	13,582	749	3,002,712

(3)	Ratification of the appointment of KPMG LLP as independent auditors for the Company for the year ending December 31, 2002.

FOR	AGAINST	ABSTAIN

480,837,121	9,671	934

     The term of office for the following directors continued after the 2002 annual meeting of stockholders (in alphabetical order):

     Gary S. Howard (Class II Director)
     David P. Malm (Class I Director)
     Brian C. Mulligan (Class I Director)
     Barney W. Schotters (Class II Director)

     The Class I Directors’ term expires at the 2003 annual meeting of stockholders and the Class II Directors’ term expires at the 2004 annual meeting of stockholders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Class A Common Stock

     Our Class A common stock, par value $.01 per share, is traded on the National Market tier of the Nasdaq Stock Market under the symbol “AMGIA”, which was changed from “LWIRA” on November 20, 2002 in connection with our corporate name change. The Transfer Agent and Registrar for our Class A common stock is Continental Stock Transfer and Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004-1123. We have not paid cash dividends during the last two fiscal years and do not expect to pay cash dividends in the foreseeable future. As of December 31, 2002, there were 310 record holders of our Class A common stock. The number of holders of Class A common stock does not include an indeterminate number of stockholders whose shares are held by brokers in “street name.” The following table sets forth, for the periods indicated, the high and low sales prices for our Class A common stock for each full quarterly period within the two most recent fiscal years, as reported on the Nasdaq Stock Market.

Fiscal Year Ended December 31, 2002	High ($)	Low ($)

Fourth Quarter	3.74	0.87
Third Quarter	3.15	1.33
Second Quarter	6.00	2.63
First Quarter	7.60	5.56

Fiscal Year Ended December 31, 2001	High ($)	Low ($)

Fourth Quarter	8.28	5.20
Third Quarter	12.60	4.75
Second Quarter	8.98	3.13
First Quarter	14.38	3.25

Class B Common Stock

     A holder of shares of our Class B common stock, par value $.01 per share, has ten votes per share, as compared to one vote per share for holders of the Class A common stock. We have not paid cash dividends during the last two fiscal years and do not expect to pay cash dividends in the foreseeable future. Pursuant to our Restated Certificate of Incorporation, our Class B common stock is convertible into shares of Class A common stock at any time at the option of the holder, at a conversion ratio of one-to-one, as the same may be adjusted from time to time as the result of any stock split, reverse stock split or similar event effecting the Class A common stock. In all other respects, the Class A common stock and Class B common stock are substantially identical and have equal rights and privileges, except that shares of Class B common stock are convertible into shares of Class A common stock, on a one-to-one basis, at the option of the holder at any time. All of our Class B common stock is held by Liberty Media and its subsidiaries and is not publicly traded. We act as transfer agent for our Class B common stock.

Recent Sales of Unregistered Securities

     The following paragraph sets forth certain required information with respect to securities of the Company that were sold by the Company and were not registered under the Securities Act of 1933, as amended (referred to in this report as the “Securities Act”). All of the securities so issued were issued in reliance upon the exemption from registration under the Securities Act afforded by Section 4(2) thereof.

     On December 31, 2002, we issued 2,056,506 shares of our Class B common stock to Liberty Media, 1,756,770 of our Class B common stock to Liberty LWR, Inc., and 857,471 shares of our Class B common stock to Liberty Livewire Holdings, Inc., as quarterly interest payments under the Liberty Subordinated Credit Agreement. For details on the Liberty Subordinated Credit Agreement, see Part II, Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources – Liberty Subordinated Credit Agreement” below, and for details on stock sales to Liberty Media, see Part II, Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources – Supplement No. 3 and – Other Stock Issuances to Liberty Media” below.

Equity Compensation Plan Information

     For Equity Compensation Plan Information, see Part III, Item 12, “SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT – Non-Security Holder-Approved Equity Compensation Plans.

ITEM 6. SELECTED FINANCIAL DATA.

	Ascent Media			Todd-AO

			Seven	Five	Four
	Year	Year	Months	Months	Months	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended	Ended
(in thousands,	December 31,	December 31,	December 31,	May 31,	December 31,	August 31,	August 31,
except share data)	2002	2001	2000	2000	1999	1999	1998

Net revenues	$539,333	$592,732	$253,099	$53,243	$43,261	$118,517	$102,614

Net (loss) income	$(135,186)	$(436,289)	$(9,793)	$(1,675)	$449	$1,313	$3,419

Income (loss) per share of common stock:
Basic	$(3.07)	$(11.52)	$(0.28)	$(0.16)	$0.05	$0.14	$0.34

Diluted	$(3.07)	$(11.52)	$(0.28)	$(0.16)	$0.04	$0.13	$0.33

Total assets	$793,326	$919,691	$1,175,845	$159,448	$162,004	$153,180	$135,366

Long-term debt and capital lease obligations	$588,355	$608,241	$492,573	$61,210	$65,866	$65,520	$44,654

Cash dividends per share:
Class A	$—	$—	$—	$—	$—	$0.05	$0.06

Class B	$—	$—	$—	$—	$—	$0.04	$0.05

Weighted average shares outstanding:
Basic	43,971,836	37,858,123	34,463,373	10,768,773	9,927,077	9,570,187	9,987,429

Diluted	43,971,836	37,858,123	34,463,373	10,768,773	10,656,340	9,832,614	11,218,051

     The periods presented above reflect the results of the change in control on June 9, 2000. See Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms and similar expressions reflecting something other than historical fact may be intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve known and unknown risks and uncertainties. The actual levels of our activity, performance, achievements or industry may differ materially from those expressed or implied by any forward-looking statement due to such risks and uncertainties. Factors that may cause or contribute to such differences include factors described in this and our other filings with the Securities and Exchange Commission including, but not limited to, those set forth in this section under the caption, “Factors That May Affect Future Results of Operations”. We disclaim any obligation to update any of the forward-looking statements contained in this discussion to reflect any future events or developments. The discussion that follows should be read in conjunction with the accompanying Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

Overview

     Ascent Media Group provides technical and creative services to the entertainment industry. Our clients include the major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and other companies that produce, own and/or distribute entertainment content. Our assets and operations are primarily comprised of ten companies acquired during 2001 and 2000. The combination and integration of these acquired entities allow us to offer our clients a complete range of services, from image capture to “last mile” distribution. We are able to offer outsourcing solutions for the technical and creative requirements of our clients. We have organized our facilities and operations into the three business segments, that we call Groups, as described below.

     Creative Services Group. Our Creative Services Group provides services necessary to complete the creation of original content including feature films, television shows, movies of the week/mini series for television, television commercials, music videos, promotional and identity campaigns and corporate communications programming. Our services begin after principal photography and cover a wide range of services necessary to complete a project. This may include film to video tape transfers, color correction, creative editorial services, graphics and title sequences, electronic assembly, two-dimension compositing, creation of computer generated images, sound editorial, sound mixing, music composition, sound design and integration of interactive program elements. The Creative Services Group has three divisions: Entertainment Television, Commercial Television and Audio.

     Media Management Services Group. Our Media Management Services Group optimizes, archives, manages and repurposes media assets for global distribution. We provide access to all forms of content, duplication and formatting services, language conversions and laybacks, restoration and preservation of old or damaged content, mastering from motion picture film to high resolution or data formats, digital audio and video encoding services and digital media management services for global home video, broadcast, pay-per-view, video-on-demand, streaming media and other emerging new media distribution channels.

     Network Services Group. Our Network Services Group provides the services necessary to assemble and distribute programming for cable and broadcast networks via fiber and satellite to audiences in North America, Europe and Asia. Our Network Services Group primarily provides dedicated facilities and resources designed for specific client requirements on the basis of contractual agreements.

Acquisitions in 2001

     On February 1, 2001, we acquired GWNS from Viacom, Inc. On August 23, 2001, we acquired from Cinram U.S. Holdings, Inc. the 51% interest in Cinram-POP that we did not already own. On September 6, 2001, we acquired the remaining 99% interest in LNS that we did not already own, thereby acquiring the operations of Ascent Network Services.

Joint Venture in 2002

     On May 6, 2002, we contributed assets and obligations of our former subsidiary, The Post Edge, Inc., doing business as Manhattan Transfer-Miami, into a newly formed Miami, Florida-based limited liability company with Broadcast Video, Inc. The new entity, BVI-Miami, consists of the operations of The Post Edge, Inc. and the operations of Broadcast Video, Inc. and certain of its affiliated businesses. We own a 40% membership interest in BVI-Miami. Broadcast Video, Inc. owns the remaining 60% membership interest and manages BVI-Miami’s operations. The net book value of the assets and liabilities of $2.5 million were reclassified as an investment. We do not have any current or contingent material obligations to BVI-Miami.

Divestiture in 2002

     On December 23, 2002, we sold to Leafco Communications, Inc. all of our equity interest in Triumph for nominal consideration plus the assumption of net liabilities in the amount of $4.0 million. In connection with this sale, we entered into an agreement to loan the buyer an amount not to exceed $4.0 million. As of date of this report, such loan agreement has been terminated by the parties and the buyer has repaid us all monies advanced pursuant to such loan. In connection with this loan termination, we entered into an agreement to loan Rapco Enterprises, Inc., an affiliate of Leafco Communications, Inc., $2.0 million. The above transactions, in the aggregate, resulted in a gain from this divestiture of $1.6 million.

Earnings Before Interest Taxes Depreciation and Amortization

     We believe that Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, is an important measure of our financial performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization, excluding gains and losses on asset sales and unusual charges such as restructuring, integration and impairment. Our investments in new infrastructure, machine capacity, technology and goodwill arising from our significant acquisition activity have produced a relatively high depreciation and, prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, amortization expense, which have historically been significant annual non-cash charges to earnings. EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, is widely used as a measure of cash flow available to pay interest and repay debt, and, to the extent available after debt service and other required uses, to make acquisitions or invest in capital equipment and new technologies. As a result, we view EBITDA as an important measure of our financial performance and valuation and have included EBITDA as a measure of financial performance herein. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect that portion of our capital expenditures that may be required to maintain our market share, revenues and leadership position in our industry. Moreover, not all EBITDA will be available to pay interest or repay debt. Additionally, our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Critical Accounting Policies

     Valuation of Long-lived Assets and Amortizable Other Intangible Assets. We perform impairment tests for our long-lived assets if an event or circumstance indicates that the carrying amount of our long-lived assets may not be recoverable. In response to changes in industry and market conditions, we may also strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Such activities could result in impairment of our long-lived assets or other intangible assets. We are subject to the possibility of impairment of long-lived assets arising in the ordinary course of business. We regularly consider the likelihood of impairment and recognize impairment if the carrying amount of a long-lived asset or intangible asset is not recoverable from its undiscounted cash flows in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Impairment is measured as the difference between the carrying amount and the fair value of the asset.

     Valuation of Goodwill and Non-amortizable Other Intangible Assets. We assess the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance to historical or projected future operating results, substantial changes in our strategy or the manner of use of our assets, and significant negative industry or economic trends. Effective January 1, 2002, we adopted SFAS No. 142 and in accordance with its provisions, during the first quarter of fiscal year 2002, we recorded a transitional impairment charge of $20.2 million against goodwill related to our Entertainment Television reporting unit, which is part of our Creative Services Group. Such charge has been reflected as a cumulative effect of a change in accounting principle. Additionally, as a result of our annual impairment testing, we recorded a goodwill impairment charge of $83.7 million during the fourth quarter of fiscal 2002. Of this impairment charge, $56.8 million impairment related to our Entertainment Television reporting unit and $26.9 million related to our Commercial Television reporting unit. Fair value of each reporting unit was determined through the use of an outside independent valuation consultant. The consultant used both the income approach and market approach in determining fair value.

     In accordance with SFAS No. 142, we ceased amortizing goodwill totaling $421.7 million at the beginning of fiscal year 2002 and $17.5 million of acquired assembled workforce previously classified as identifiable intangible assets. Additionally, in accordance with SFAS No. 142, we ceased amortizing $1.7 million of tradename classified as an other intangible asset. As a result, for the year ended December 31, 2002, we did not recognize $27.8 million of amortization expense that would have been recognized had the previous standards been in effect. For additional information regarding SFAS No. 142, see Notes 2 and 3 in the Notes to Consolidated Financial Statements.

     Valuation of Trade Receivables. We must make estimates of the collectibility of our trade receivables. Our management analyzes the collectibility based on historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We record an allowance for doubtful accounts based upon specifically identified receivables that we believe are uncollectible. In addition, we also record an amount based upon a percentage of each aged category of our trade receivables. These percentages are estimated based upon our historical experience of bad debts. Our trade receivables balance was $96.1 million, net of allowance for doubtful accounts of $9.0 million, as of December 31, 2002.

     Valuation of Deferred Tax Assets. In accordance with SFAS No. 109, Accounting for Income Taxes, we review the nature of each component of our deferred income taxes for reasonableness. We have determined that it is more likely than not that we will not realize a portion of our tax benefits associated with certain cumulative net operating loss carry forwards and impairment reserves, and as such, we have reserved for a portion of our deferred income tax assets and incurred charges of $24.7 million and $93.8 million during the years ended December 31, 2002 and 2001. For additional information regarding SFAS No. 109, see Notes 2 and 10 in the Notes to Consolidated Financial Statements.

Results of Operations

     The Creative Services Group’s revenues are primarily generated from fees for video and audio post production, special effects and editorial services for the television, film and advertising industries. The Media Management Services Group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The Media Management Services Group’s results also include our Digital Media Management initiative. The Network Services Group’s revenues consist of fees relating to facilities and services necessary to assemble and distribute programming for cable and broadcast networks across the world via fiber, satellite and the Internet. The Network Services Group’s results also include our Bandwidth Management initiative, predominantly Triumph, which was disposed on December 23, 2002. Corporate related items and unallocated revenues and expenses are reflected in Corporate and Other, below. Additionally, Corporate and Other includes the results of our New Products Group which is leading our efforts in developing new products and businesses such as VOD and

SVOD, Interactive Television and Store and Forward. Cost of services and operating expenses consists primarily of production wages, facility costs and other direct costs, selling, general and administrative expenses, depreciation and amortization and impairment charges.

     Our consolidated results of operations for the year ended December 31, 2002, include a full twelve months of results for GWNS, Cinram-POP and LNS. For these subsidiaries, our consolidated results of operations for the year ended December 31, 2001 include the results of GWNS from February 1, 2001, include the results of Cinram-POP from September 1, 2001 and include the results of LNS from September 1, 2001. Additionally, certain reclassifications have been made to the prior year’s EBITDA in the Comparison of Reported Results for the Year Ended December 31, 2002 to the year ended December 31, 2001 section below to conform to the current year’s presentation.

Comparison of Reported Results for the Year Ended December 31, 2002 to the Year Ended December 31, 2001

	Year Ended	Year Ended
	December 31,	December 31,
Segment Revenues (in thousands)	2002	2001

Creative Services Group	$275,119	$332,921
Media Management Services Group	104,938	104,063
Network Services Group	159,123	155,550
Corporate and Other	153	198

	$539,333	$592,732

	Year Ended	Year Ended
	December 31,	December 31,
Segment EBITDA (in thousands)	2002	2001

Creative Services Group	$50,150	$67,052
Media Management Services Group	30,889	31,672
Network Services Group	51,320	49,265
Corporate and Other	(45,070)	(42,246)

	$87,289	$105,743

Net loss	$(135,186)	$(436,289)

     Revenues decreased $53.4 million, or 9.0%, to $539.3 million for the year ended December 31, 2002 from $592.7 million for the year ended December 31, 2001. Creative Services Group revenues decreased by $57.8 million resulting from unfavorable comparisons to 2001, which benefited from increased television and feature film production as a result of the threatened actors and writers strikes. Consequently, 2002 experienced lower film production due to a soft feature market while studios released stock-piled product. Additionally, Creative Services Group revenues suffered as a result of challenging economic conditions impacting film and television post production, and sluggishness in the advertising market reducing television advertising spending. Furthermore, Creative Services Group revenues were impacted by the consolidation of certain facilities as we continued to streamline our operations. Media Management Services Group revenues increased by $.9 million as a result of higher demand for DVD mastering partially offset by lower spending from larger clients for traditional media services. Network Services Group revenues increased by $3.6 million resulting from the full year impact of the GWNS and LNS acquisitions of $7.4 million and an increase in our Bandwidth Management revenue of $1.2 million partially offset by a net decrease of $5.0 million due to cancellation and timing of various contracts, large network construction and installation projects.

     Costs of services decreased $48.2 million, or 13.0%, to $322.0 million for the year ended December 31, 2002 from $370.2 million for the year ended December 31, 2001. The decrease is attributed to a $53.1 million decline across all of our Groups primarily in production material, production personnel and equipment expenses as a result of the decreased production activity noted above, offset by $4.9 million increase resulting from full year impact of 2001 acquisitions discussed above.

     Selling, general and administrative expenses increased $3.2 million, or 2.5%, to $130.0 million for the year ended December 31, 2002 from $126.8 million for the year ended December 31, 2001. The increase is primarily attributed to $3.9 million in severance costs and $.7 million resulting from the full year impact of 2001 acquisitions, partially offset by lower personnel and support costs.

     As a result of the above, EBITDA, as defined, decreased $18.5 million, or 17.5%, to $87.2 million for the year ended December 31, 2002, from $105.7 million for the year ended December 31, 2001. Creative Services Group EBITDA decreased $16.9 million partially due to the lower revenues described above offset by lower costs, including savings from fiscal 2001 facility consolidations and restructuring activities. Media Management Services Group EBITDA decreased $.8 million resulting from increased spending on our Digital Media Management initiative of $1.5 million partially offset by realization of higher revenues. Network Services Group EBITDA increased $2.0 million due to higher margin projects secured early in the year as well as cost savings and streamlining initiatives partially offset by additional investments of $1.4 million in our Bandwidth Management initiative. Corporate and Other EBITDA decreased $2.8 million primarily due to severance costs of $3.9 million, higher professional fees including legal and marketing of $.7 million offset by reduced costs resulting from the consolidation of our corporate activities.

     Depreciation and amortization decreased $61.3 million, or 47.7%, to $67.3 million for the year ended December 31, 2002, from $128.6 million for the year ended December 31, 2001. Approximately $39.8 million of the decrease is attributed to the Company’s adoption of SFAS No. 142 pursuant to which goodwill and other identifiable intangible assets with indefinite lives are no longer amortized. An additional $19.8 million of decrease is attributed to reduced depreciation expense primarily resulting from the property and equipment impairment charge recorded in the fourth quarter of 2001 (more fully explained in “2001 Impairment Charge” below), the sale of certain owned facilities, and divestitures (more fully discussed in the “Divestiture in 2002” earlier). The remaining $1.7 million decrease is the result of reduced amortization resulting from the 2001 impairment of certain identifiable intangible assets.

     Non-cash compensation expense decreased $4.3 million, or 101.1%, to $48,000 in income for the year ended December 31, 2002, from $4.3 million in expense reported for the year ended December 31, 2001. Results for the twelve months ended December 31, 2002 primarily included income of $3.2 million relating to a decline in the value of the underlying stock price used to value employee stock appreciation rights, or SARs, and unearned stock compensation income of $135,000, offset by compensation expense of $3.2 million relating to the issuance of “in-the-money” stock options pursuant to our 2001 incentive compensation plan. The expense recorded in the twelve months ended December 31, 2001 related primarily to the increase in value of the underlying stock price used to value employee SARs of $2.5 million and issuance of “in-the-money” stock options as discussed above of $1.6 million.

     Impairment of goodwill, intangible and long-lived assets decreased $224.2 million, or 72.8%, to $83.7 million for the year ended December 31, 2002, from $307.9 million for the year ended December 31, 2001. Results for the twelve months ended December 31, 2002 include a charge of $83.7 million during the fourth quarter of fiscal 2002, resulting from the annual impairment test of goodwill in accordance with SFAS No. 142. We recorded a $56.8 million impairment charge in our Entertainment Television reporting unit and a $26.9 million impairment charge in our Commercial Television reporting unit, both part of our Creative Services Group. During the year ended December 31, 2001, we recorded $307.9 million in impairment charges relating to long-lived assets, goodwill and intangibles, which are more fully explained in “2001 Impairment Charge” below.

     Restructuring and other charges decreased $6.0 million to $.4 million in income for the year ended December 31, 2002. During the year ended December 31, 2001 we recorded a restructuring charge of $5.6 million intended to improve operating efficiencies and effectiveness. Income in fiscal year 2002 represents a revision of estimates for certain restructuring reserves recorded in fiscal year 2001.

     Interest expense increased $1.7 million, or 2.7%, to $64.8 million for the year ended December 31, 2002, from $63.1 million for the year ended December 31, 2001. The increase is primarily attributed to additional interest on our interest rate swaps, and increased borrowings under the Liberty Subordinated Credit Agreement offset by a decrease in interest on our Senior Credit Facility. Interest expense for fiscal year 2002 included $21.3 million of non-cash expense related to payments under the Liberty Subordinated Credit Agreement, $18.5 million related to interest under our Senior Credit Facility, $16.2 million related to interest rate swaps (of which $6.5 million is non-cash), $5.4 million of amortization of debt discount and debt issuance cost, and $3.7 million of interest related to capital leases, notes, and mortgages, partially offset by $.3 million of interest income.

     Other income and expense increased $25.4 million, or 231.8%, to $14.5 million in income for the year ended December 31, 2002, from $10.9 million in expense for the year ended December 31, 2001. Other income for the year ended December 31, 2002 primarily includes $8.3 million related to the increase in the market value of certain freestanding interest rate swap instruments, $4.1 million related to the termination of certain interest rate swaps, $1.8 million from a gain on sale of certain real estate and a $1.6 million gain on the sale of Triumph, offset by $2.3 million related to the payment of an arbitration award more fully discussed in the “Arbitration Settlement” below. In contrast, the year ended 2001 primarily included $9.9 million loss from the sale of domestic real estate property and $3.8 million as a result of a decrease in the market value of the freestanding interest rate swap agreements.

     As a result of the above, the loss before income taxes and change in accounting principle decreased $311.2 million to $113.5 million for the year ended December 31, 2002 from $424.7 million for the year ended December 31, 2001.

     The provision for income taxes decreased $10.2 million, or 87.9%, to $1.4 million for the year ended December 31, 2002, from $11.6 million for the year ended December 31, 2001. The decrease is primarily due to a valuation allowance recorded on deferred tax assets during the year ended December 31, 2001. Our fiscal year 2002 effective income tax rate was approximately 1.1 % compared to 2.7% for 2001.

     Effective January 1, 2002, we adopted SFAS No. 142 and, in accordance with its provisions, we recorded a transitional impairment charge of goodwill of $20.2 million during the first quarter of fiscal 2002. This charge has been reflected as a cumulative effect of a change in accounting principle.

     As a result, our net loss decreased $301.1 million to $135.2 million for the year ended December 31, 2002 from $436.3 million for the year ended December 31, 2001.

Comparison of Reported Results for the Combined Year Ended December 31, 2001 to Reported Results for the Combined Year Ended December 31, 2000.

     For the purpose of the table and discussion below, our operating results for the seven months ended December 31, 2000 have been combined with the operating results of Todd-AO for the five months ended May 31, 2000 (the “combined year ended December 31, 2000”), The operating results are not comparable between the annual periods as the five months ended May 31, 2000 do not include the effects of purchase accounting adjustments related to the Todd Merger, and the subsequent period representing the seven months ended December 31, 2000 does include the effects of the purchase accounting adjustments related to the Todd Merger.

	Ascent Media			Todd-AO

		Combined	Seven	Five
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	May 31,
Segment Revenues (in thousands)	2001	2000	2000	2000

Creative Services Group	$332,921	$220,971	$177,808	$43,163
Media Management Services Group	104,063	56,756	46,676	10,080
Network Services Group	155,550	28,615	28,615	—
Corporate and Other	198	—	—	—

	$592,732	$306,342	$253,099	$53,243

	Ascent Media			Todd-AO

		Combined	Seven	Five
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	May 31,
Segment EBITDA (in thousands)	2001	2000	2000	2000

Creative Services Group	$64,369	$43,627	$38,178	$5,449
Media Management Services Group	30,967	15,775	13,704	2,071
Network Services Group	48,969	3,194	3,194	—
Corporate and Other	(38,562)	(20,314)	(20,314)	—

	$105,743	$42,282	$34,762	$7,520

Net loss	$(436,289)	$(11,468)	$(9,793)	$(1,675)

     Revenues increased $286.4 million, or 93.5%, to $592.7 million for the year ended December 31, 2001 from $306.3 million for the combined year ended December 31, 2000. The contribution of 4MC combined with the acquisitions of LNS, GWNS, Cinram-POP, Visiontext, VSC, Soundelux, Triumph and Soho contributed $290.6 million, or 101.5%, of the overall revenue increase among all of our segments. The overall increase was partially offset by a decrease in revenues for the Creative Services Group as a result of the impact of a recessionary market environment and a reduction in television advertising spending.

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

     Included in operating expenses for the year ended December 31, 2001 is $307.9 million in impairment charges relating to long-lived assets, goodwill and intangibles, which is more fully explained in the “2001 Impairment Charge” section below.

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

     Other expense increased $10.8 million to $11.0 million for the year ended December 31, 2001 from $198,000 for the combined year ended December 31, 2000. The increase was primarily due to losses on the disposal of assets totaling $9.9 million and charges related to the decline in market value of certain freestanding interest rate swap instruments totaling $2.1 million. These expenses were partially offset by other income.

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

	Year Ended	Year Ended
	December 31,	December 31,
Segment Revenues (in thousands)	2001	2000

Creative Services Group	$332,921	$367,847
Media Management Services Group	105,204	99,530
Network Services Group	169,180	173,488
Corporate and Other	198	—

	$607,503	$640,865

	Year Ended	Year Ended
	December 31,	December 31,
Segment EBITDA (in thousands)	2001	2000

Creative Services Group	$64,369	$74,552
Media Management Services Group	31,313	26,126
Network Services Group	52,367	41,939
Corporate and Other	(38,562)	(26,166)

	$109,487	$116,451

Net loss	$(439,351)	$(45,266)

     Pro forma revenues decreased by $33.4 million, or 5.2%, to $607.5 million for the year ended December 31, 2001 from $640.9 million for the year ended December 31, 2000. This decrease was primarily due to a $34.9 million decrease in Creative Services Group revenue as a result of reduced television advertising spending. Additionally, the Network Services Group experienced a $4.3 million, or 2.5%, decrease in revenue attributed to the timing of certain large projects. These decreases were partially offset by an increase of $5.7 million, or 5.7%, in Media Management Services Group revenue resulting from the expansion of business.

     Pro forma EBITDA decreased by $7.0 million, or 6.0%, to $109.5 million for the year ended December 31, 2001 from $116.5 million for the year ended December 31, 2000. This decrease was primarily the result of a $10.2 million decrease in the Creative Services Group’s EBITDA due to the revenue shortfall as described above offset by cost savings. Such reductions were partially offset by a $5.2 million, or 19.9% increase in Media Management Services Group EBITDA and a $10.4 million, or 24.9%, increase in Network Services Group EBITDA, both as a result of significant reductions in their cost structures resulting from integration and reorganization activities. Additionally, EBITDA decreased by $6.6 million due to additional costs associated with our new Interactive Media business initiative and by $5.8 million due to increases in other expenses, primarily associated with corporate centralization activities and increased professional and legal fees. This combined increase in costs of $12.4 million, as presented above, is reflected in Corporate and Other.

     Pro forma net loss increased $394.1 million to $439.4 million for the year ended December 31, 2001, from $45.3 million for the combined year ended December 31, 2000. The increase in net loss was primarily driven by the impairment charge described below and higher depreciation and amortization, interest, non-cash compensation and other expenses.

Arbitration Settlement

     During the year ended December 31, 2002, the previously reported arbitration proceeding arising from (i) the termination of Paul Dujardin’s employment with us, and (ii) the disposition of 440,981 shares of our Class A common stock (the “Hold-Back Shares”) owned by Mr. Dujardin and held by us concluded. Pursuant to an arbitrator’s decision, we were ordered to pay $3.4 million plus interest at 9% from August 29, 2001 to July 25, 2002, the date we paid the award, for a total amount of $3.7 million (“Arbitration Award”). In determining the award, the arbitrator concluded that at August 29, 2001, the value of the Hold-Back Shares was $3.4 million, or $7.67 per share. In accordance with generally accepted accounting principles, we were deemed to have paid $3.20 per share for the Hold-Back Shares with the difference of $4.47 per share, or $2.3 million, recorded to other expense. The Hold-Back Shares were originally issued to Mr. Dujardin in partial consideration for the Company’s acquisition of Triumph on July 25, 2000.

2001 Impairment Charge

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

     Accordingly, we evaluated the recoverability of our goodwill, intangible assets and long-lived assets carrying values pursuant to Accounting Principles Board (“APB”) No. 17, Intangible Assets, and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This involved writing-down goodwill, intangibles and certain long-lived assets to their fair value, which was based upon both fair market comparables and by discounting the future cash flows of these assets through their remaining useful lives. As these definite-lived intangible assets and long-lived assets will remain in service, the remaining net book value of the assets will be depreciated over their remaining estimated useful lives.

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

     Additionally, during the fourth quarter of 2001 we completed certain integration and consolidation activities intended to improve operating efficiencies and effectiveness and to strengthen our competitive position in the marketplace through cost and expense reductions. In connection with these initiatives, we recorded a charge of $21.0 million for impairment of certain equipment and other fixed assets.

Liquidity and Capital Resources

     Overview

     We continue to monitor the credit markets and other sources of capital in case we are unable to generate sufficient cash flow from operations to service our indebtedness or to make capital expenditures and other discretionary investments. If we are required to raise capital in the future, there can be no assurance that we will be able do so on favorable terms. If we are unable to generate sufficient cash flow from operations in the future to service our debt and working capital needs, we may be required to reduce capital expenditures, sell assets or refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal debt payments, to pay interest or to refinance our indebtedness depends on our future financial position and results of operations, which, to a certain extent, are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

     We expect to fund our capital expenditure requirements with cash flows from operating activities and, to the extent permitted by the Senior Credit Agreement, proceeds derived from leasing transactions and sales of non-strategic assets. To the extent that such cash flows, leasing transactions and proceeds may be insufficient (after servicing our existing indebtedness and funding our working capital requirements) to provide adequate funds for planned capital expenditures, we are exploring alternatives to funding capital expenditures consistent with the restrictions contained in the Senior Credit Agreement, such as loans and equity investments. Although we monitor the credit markets and other sources of capital, there can be no assurance that we will be able to secure funds for capital expenditures or that, if such funds are available, such funds will be available on favorable terms. If we cannot obtain additional funds for our capital expenditures, and the cash flows, leasing transactions and proceeds described above are insufficient (after servicing our existing indebtedness and funding our working capital requirements) to provide adequate funds for planned capital expenditures, we may be required to reduce our planned capital expenditures. Any such reduction in capital expenditures may have a negative effect on our business.

     Cash Flows

     Cash flows provided by operations for the year ended December 31, 2002 were $42.6 million, as compared to $73.6 million for the year ended December 31, 2001. The decrease in net cash flows provided from operations is primarily attributable to lower revenues and EBITDA and changes in working capital. Cash and cash equivalents were $12.0 million at December 31, 2002, a decrease of $11.4 million from December 31, 2001. This decrease relates primarily to cash used for capital expenditures and payments on long-term debt and capital lease obligations offset by cash provided by operating activities.

     Net cash flows used in investing activities was $50.6 million for the year ended December 31, 2002 compared to net cash flows provided by financing activities of $191.7 million for the year ended December 31, 2001. The decrease is primarily attributed to the 2001 acquisitions of GWNS for $108.2 million, LNS for $31.3 million, and Cinram-POP for $0.5 million. Additionally, we invested $55.4 million in property, plant and equipment during the year ended December 31, 2002 compared to $73.7 million for the year ended December 31, 2001. These expenditures reflected continued investments in the Creative, Media and Network Services Groups as well as our shared corporate infrastructure. The decrease from the year ended December 31, 2001 was primarily due to lower spending throughout all Groups. During the year ended December 31, 2002, we sold certain domestic real estate properties that generated net proceeds of $4.8 million.

     During the year ended December 31, 2002, net cash flows used in financing activities was $7.0 million compared to $119.9 million for the year ended December 31, 2001. Net cash flows provided by financing activities for the year ended December 31, 2001 was primarily borrowings under our Liberty Subordinated Agreement and were used for acquisitions. For descriptions and details of financing activities during fiscal year 2002 see discussion below and at Note 8 in the Notes to Consolidated Financial Statements.

     Senior Credit Agreement

     At December 31, 2002, we had borrowed $363.9 million under the Senior Credit Agreement (including Letters of Credit of $.6 million) and $3.7 million was available for future borrowings, subject to the terms of the Senior Credit Agreement. During the year ended December 31, 2002, we borrowed $5.0 million under the Senior Credit Agreement which was primarily used to fund capital expenditures and working capital. During the year ended December 31, 2002, we repaid $33.4 million under our Senior Credit Agreement.

     During the year ended December 31, 2002, we had two additional amendments to the Senior Credit Agreement; one amendment, dated March 26, 2002 (the “March 26, 2002 Amendment”), and another amendment, dated November 13, 2002 (“the November 13, 2002 Amendment”).

     The March 26, 2002 Amendment and the November 13, 2002 Amendment each amended the Senior Credit Agreement to provide greater financial flexibility to us by allowing for more favorable leverage ratio tests and a more favorable fixed charge coverage ratio test. Each also removes some restrictions on transactions we may enter into. In consideration for the above changes, we agreed to (1) higher interest rates on the loans until our leverage ratio is reduced below 4.00 to 1.00, (2) new restrictions on the use of the proceeds from the sale of assets and (3) a permanent reduction of $40.0 million in the amount available for the future borrowings under the Senior Credit Agreement. After giving effect to this amendment, $3.7 million is available for future borrowings under the Senior Credit Agreement as of December 31, 2002.

     Under the Senior Credit Agreement, the Company’s Total Leverage Ratio may not exceed 4.55 to 1.00 for any measurement period from December 31, 2002 to June 30, 2003. Thereafter, the Total Leverage Ratio is reduced over subsequent measurement periods until it reaches a Total Leverage Ratio of 3.50 to 1.00 for any measurement period after January 1, 2005. At December 31, 2002, the Company’s Total Leverage Ratio was 4.12 to 1.00. The Company was not subject to a Fixed Charge Coverage Ratio covenant at or prior to December 31, 2002. For any measurement period beginning January 1, 2003, the Company’s Fixed Charge Coverage Ratio may not be less than 0.85 to 1.00, which increases over the succeeding two quarters until October 1, 2003, when the Company’s Fixed Charge Coverage Ratio may not be less than 1.00 to 1.00 for the remainder of the term of the Senior Credit Agreement. At December 31, 2002, the Company's Fixed Charge Coverage Ratio was 1.07 to 1.00. The Company’s failure to generate anticipated levels of revenue or its failure to procure capital equipment necessary to generate such revenues could result in its failure to satisfy the financial covenants described above.

     Liberty Subordinated Credit Agreement

     At December 31, 2002, we had borrowed $224.3 million under the Liberty Subordinated Credit Agreement and $81.9 million was available for future borrowings under the terms of the Liberty Subordinated Credit Agreement with the consent of, and on terms determined by, Liberty Media. During the year ended December 31, 2002, we borrowed $18.1 million under the Liberty Subordinated Credit Agreement which was used for working capital, to fund the Arbitration Award, capital expenditures and repayment of principal under the Senior Credit Agreement. Such amounts were borrowed pursuant to Supplements No. 1, 2 and 3 to the Liberty Subordinated Credit Agreement discussed below. The remaining $206.2 million, borrowed as of December 31, 2001, was used to fund several acquisitions (“Acquisitions Funds”) and was represented by convertible notes in the amount borrowed, which are convertible into our Class B common stock at $10.00 per share. The effective annual interest rate for 2002 on the Liberty Subordinated Credit Agreement is 10.0%.

     Supplement No.1 and Supplement No.2

     The Liberty Subordinated Credit Agreement allows us to borrow the Acquisition Funds and up to an additional $100.0 million from Liberty Media with the consent of, and on terms determined by, Liberty Media (the “Additional Available Funds”). The parties to the Senior Credit Agreement agreed in a letter dated June 28, 2002 (the “Senior Credit Agreement Consent Letter”) and the parties to an agreement between us and Heller Financial Leasing, Inc. (“the Heller Credit Agreement”), agreed in a separate letter dated June 28, 2002 (the “Heller Consent Letter” and, together with the Senior Credit Agreement Consent Letter, the “June 2002 Consent Letters”), that, with respect to $25.0 million of the Additional Available Funds, (1) convertible notes could be issued that could be convertible into our Class B common stock at a price per share determined by us, rather than at $10.00 per share as permitted under the Senior Credit Agreement, and (2) to the extent these funds were borrowed to purchase capital assets and to fund the Arbitration Award, such borrowed funds could be repaid to Liberty Media before we pay amounts owed under the Senior Credit Agreement, provided that, among other conditions, such repayment is funded solely with proceeds of additional equity contributions from Liberty Media or any of its affiliates other than ourselves or any of our subsidiaries. Our ability to determine the conversion rights under the Liberty Subordinated Credit Agreement with respect to Additional Available Funds does not affect the conversion rights for amounts previously borrowed under the Liberty Subordinated Credit Agreement and may be determined on a case by case basis only on amounts borrowed with respect to the $25.0 million of Additional Available Funds to which the June 2002 Consent Letters apply.

     On June 28, 2002, we entered into Supplement No. 1 to the Liberty Subordinated Credit Agreement with Liberty Media, under which we borrowed $6.5 million for the purchase of capital assets, and issued a promissory note, that is convertible into our Class B common stock at $3.50 per share.

     On July 24, 2002, we entered into Supplement No. 2 to the Liberty Subordinated Credit Agreement with Liberty Media, under which we borrowed an additional $2.3 million to fund part of the Arbitration Award, and issued a promissory note in the same amount that is convertible into our Class B common stock at $3.50 per share.

     Supplement No.3

     On August 13, 2002, we entered into Supplement No. 3 to the Liberty Subordinated Credit Agreement with Liberty Media under which we may draw $25.0 million of Additional Available Funds, as needed, at Liberty Media’s option: (a) through loans under the Liberty Subordinated Credit Agreement of subordinated convertible loans with a conversion price per share equal to 115% of the average market price of our Class A common stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the borrowing, (b) through sales of our Class B common stock to Liberty Media at a purchase price per share equal to the average market price of our Class A common stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the stock sale, or (c) through any combination of (a) or (b) (“Supplement No. 3”). Any draws under Supplement No. 3 are subject to us obtaining any necessary consents and approvals and issuing any required notices, including, to the extent applicable, stockholder approval of the issuance of shares of Class B common stock to Liberty Media, whether as a sale of stock or upon conversion of a loan (“Stockholder Consent”). Liberty Media, which then held over 87% of the outstanding common stock and over 99% of the voting power of the outstanding common stock and now holds over 91% of the outstanding common stock and over 99% of the voting power of the outstanding common stock, agreed in Supplement No. 3 to vote in favor of any Stockholder Consent. As a result, at a meeting of our stockholders on January 23, 2003, our stockholders (including Liberty Media) approved (1) the potential issuance of shares of our Class B common stock upon conversion of convertible notes convertible into shares of our Class B common stock pursuant to Supplement No. 3 and outstanding on January 23, 2003, (2) the issuance of our Class B common stock and convertible notes convertible into shares of our Class B common stock after January 23, 2003, pursuant to Supplement No. 3 and (3) the potential issuance of shares of our Class B common stock upon conversion of convertible notes convertible into shares of our Class B common stock issued pursuant to future supplements to the Liberty Subordinated Credit Agreement for a purchase price per share or with an initial conversion price per share, as applicable, determined in a manner no less favorable to us than as provided in Supplement No. 3. Proceeds of the loans or stock sales under Supplement No. 3 must be used for capital expenditures, payment of the principal amount of loans made under the Senior Credit Agreement or working capital.

     On September 26, 2002, the parties to the Senior Credit Agreement and the parties to the Heller Credit Agreement agreed in separate letters, (collectively, the “September 2002 Consent Letters”), with respect to an additional $25.0 million of the Additional Available Funds (over and above the $25.0 million contemplated in the June 2002 Consent Letters), convertible notes could be issued that could be convertible into our Class B common stock at a price per share determined by us that was no less than 115% of the average daily market price of our Class A common stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the borrowing.

     On September 30, 2002, we received $17.2 million under Supplement No. 3 in consideration for our issuance of a convertible note in the amount of $5.3 million that is convertible into our Class B common stock at $1.94 per share and sale of 7,070,000 unregistered shares of our Class B common stock at a price of $1.69 per share for total proceeds of $11.9 million. The conversion price of the convertible note and purchase price of the shares sold were calculated in accordance with Supplement No. 3. The proceeds were used to repay borrowings under the Senior Credit Agreement, for capital expenditures and for working capital.

     On October 17, 2002, we borrowed an additional $4.0 million under Supplement No. 3 and issued a convertible note in the same amount that is convertible into our Class B common stock at $1.56 per share. The conversion price was calculated in accordance with Supplement No. 3. The proceeds were used for purchase of capital assets.

     Mortgage Debt, Capital Leases and Other Borrowings

     During the year ended December 31, 2002, we borrowed $4.0 million under certain property mortgages and repaid $12.5 million of debt related to capital leases, mortgage notes and other borrowings.

     Stock Sales to Liberty Media

     In addition to the sale of 7,070,000 unregistered shares of our Class B common stock to Liberty Media discussed above, on July 24, 2002, under Supplement No. 2, we sold 440,981 unregistered shares of our Class B common stock to Liberty Media for $3.05 per share for proceeds of approximately $1.4 million. The closing price of our Class A common stock on July 24, 2002 was $1.95 per share. The proceeds of the stock sale were used to fund part of the Arbitration Award.

     Other Stock Issuances to Liberty Media

     During the year ended December 31, 2002, we issued 10,436,853 shares of our Class B common stock to Liberty Media and its affiliates in payment of $21.3 million in interest under the Liberty Subordinated Credit Agreement. Shares of our Class B common stock are convertible into shares of our Class A common stock, on a one-for-one basis, at any time at the option of the holder.

     Other

     On July 1, 2002, we terminated our $165.0 million notional interest rate swap for $1.4 million in cash proceeds. Additionally, we terminated a $200.0 million notional interest rate swap for cash proceeds of $1.4 million on September 20, 2002 and $1.3 million on September 30, 2002.

     Contractual Obligations

     Information concerning the amount and timing of required payments under our contractual obligations is summarized below:

	Payments Due By Period

	Less than
Contractual Obligations	1 year	1-3 years	4-5 years	After 5 years	Total

(In thousands)
Long term debt	$13,945	$64,277	$297,222	$217,440	$592,884
Capital leases	4,984	7,490	1,925	—	14,399
Operating leases	25,003	45,893	42,390	79,691	192,977

Total contractual obligations	$43,932	$117,660	$341,537	$297,131	$800,260

     We have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

New Accounting Pronouncements

     The Financial Accounting Standards Board, or FASB, issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, in April 2002; SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities, in June 2002; and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, in December 2002. In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) and in February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In November 2002, the FASB’s Emerging Issues Task Force issued EITF 00-21, Revenue Arrangements with Multiple Deliverables.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, we will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. We believe the adoption of SFAS 145 will not have a material impact on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. SFAS 146 nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB’s conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002. We believe the adoption of SFAS 146 will not have a material impact on our financial statements.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. We do not choose to adopt the fair value measurement provisions of SFAS 123.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. We do not have any guarantees that require disclosure under FIN 45.

     FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

     As noted above we have adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date we have not entered into any guarantees within the purview of FIN 45.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing industry practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We believe the adoption of FIN 46 will not have a material impact on our financial statements.

     In November 2002, the FASB’s Emerging Issues Task Force issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted. We believe the adoption of EITF 00-21 will not have a material impact on our financial statements.

Factors That May Affect Future Results of Operations

     Factors that may affect future results of operations include, but are not limited to, industry-wide market factors such as the timing of, spending on, and technological, regulatory or other developments in feature film and television programming production, foreign and domestic television advertising, and foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries. In addition, our failure to maintain relationships with key customers and certain key personnel, the possibility of an industry-wide strike or other job action by a major entertainment industry union, more rapid than expected technological obsolescence, significant capital expenditure investments prior to generating revenue, and any failure to compete in the highly-competitive post-production business could also cause actual results to differ materially from those described in forward-looking statements.

     We have incurred significant indebtedness to fund the past acquisitions. This indebtedness may result in a significant percentage of our cash flow being applied to the payment of interest, and there can be no assurance that our operations will generate sufficient cash flow to service the indebtedness. This indebtedness, as well as any indebtedness we may incur in the future, may adversely affect our ability to finance operations, as financial covenant limitations reach their maximum which could limit our ability to pursue business opportunities that may be in our best interests and that of our stockholders.

     As part of our business strategy, we have acquired substantial operations in several different geographic locations in the prior two years. These businesses have experienced varying profitability or losses in recent periods. Since the aforementioned dates of acquisition, we have continued to work extensively on the integration of these businesses. However, there can be no assurances regarding the ultimate success of our integration efforts or regarding our ability to maintain or improve the results of operations of these businesses.

     We derive our revenue primarily from the motion picture and television production industries and the content distribution industry. Fundamental changes in the business practices of any of these client industries, whether due to regulatory, technological or other developments, could cause a material reduction in demand by our clients for the services offered by us. Any reduction in demand would have a material adverse effect on our results of operations. The post-production industry is characterized by technological change, evolving customer needs and emerging technical standards, and the content distribution industry is highly competitive with several companies providing services similar to ours. Our existing credit agreements currently limit our ability to make capital investments. There are no assurances that we will be able to obtain or fund the implementation of any of these technologies, that we will be able to effectively implement these technologies on a cost-effective or timely basis or that such technologies will not render obsolete our role as a provider of motion picture and television production services. If our competitors have technology that enables them to provide services that are more reliable, faster, less expensive, reach more customers or have other advantages over the services we provide, then the demand for our services may decrease. See Part I, Item 1, “BUSINESS — Customers.”

     We incur substantial incremental costs (primarily labor) and make significant capital expenditures prior to generating revenues. For example, we have expanded our operations through various acquisitions of key companies, which has increased labor and depreciation expenses significantly, through the addition of new personnel and the purchase of new equipment and the construction and maintenance of infrastructure. We incur such costs before the equipment and infrastructure generate revenues or achieve capacity utilization. The incurrence of incremental costs prior to the generation of revenues will have an adverse effect on our net income. In addition, we may elect to discontinue services that fail to generate sufficient levels of revenue and write off the net book value of the assets related to such services. Our failure to generate anticipated levels of revenue or the write-off of assets would have an adverse effect on our results of operations and financial condition.

     A number of our services are provided on a non-contractual basis. Clients may desire to accelerate, postpone or cancel previously scheduled services prior to the commencement of the project. As a result, we are susceptible to scheduling changes and cancellations by customers and may not be able to reschedule or secure additional work to replace previously scheduled projects. The rescheduling or cancellation of several significant projects may have a material effect on our quarterly and/or annual operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risks

     We seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against the risk associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Interest rate swap agreements are the primary instruments used to manage interest rate fluctuation affecting our $385.5 million of variable rate debt primarily associated with our Senior Credit Agreement. At December 31, 2002, we had three interest rate swap agreements with a combined fair market value of $7.1 million in favor of our counterparties. In one swap agreement, we receive variable interest rate payments and make fixed interest rate payments on a notional amount of $365.0 million. This swap agreement matures on June 30, 2003. In addition, we had two interest rate swap agreements in the UK with a fair value of $0.6 million in favor of our counterparties. These swap agreements mature on March 10, 2016.

     On July 1, 2002, we terminated our $165.0 million notional interest rate swap for $1.4 million in cash proceeds. Additionally, we terminated a $200.0 million notional interest rate swap for cash proceeds of $1.4 million on September 20, 2002 and $1.3 million on September 30, 2002.

     Tabular presentation of interest rate risk

     The table below represents in the prescribed tabular form, the contractual principal (or notional) balances of our interest risk sensitive instruments at the expected maturity dates as well as the fair value of those instruments for the period ended December 31, 2002. All instruments are reported in U.S. dollars, our reporting currency.

	Fiscal Year

(In thousands)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Mortgage loans
Fixed rate	$10	$406	$237	$255	$257	$7,687	$8,852	$8,852
Interest rate	7.81%	7.81%	7.81%	7.81%	7.82%	7.81%	7.81%	—
Capital leases (fixed rate) / Other
Fixed rate	$2,850	$1,484	$1,340	$1,925	$—	—	$7,599	$7,599
Interest rate	13.52%	15.00%	15.00%	15.00%	—	—	14.44%	—
Senior credit facility
Variable rate	$14,436	$22,460	$31,835	$240,325	$54,875	$—	$363,932	$363,932
Interest rate	5.06%	—	—	—	—	—	5.06%	—
Mortgage loans
Variable rate	$114	$1,089	$8,251	$763	$747	$4,453	$15,417	$15,417
Interest rate	4.46%	—	—	—	—	—	4.46%	—
Capital leases (variable rate) / other
Variable rate	$2,133	$2,133	$2,533	$—	$—	$—	$6,800	$6,800
Interest rate	4.65%	—	—	—	—	—	4.65%	—
Variable to fixed swaps
Pay fixed rate	$374	$9	$7	$7	$6	$3	$—	$—
Interest rate	4.88%	5.73%	5.73%	5.73%	5.73%	5.73%	—	—

Foreign Currency Risk

     We continually monitor our economic exposure to changes in foreign exchange rates and may enter into foreign exchange agreements where and when appropriate. Whenever possible, we utilize local currency borrowings to fund foreign acquisitions. At December 31, 2002, we did not have any foreign exchange agreements. Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transaction gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     For all Financial Statements and Supplementary Data, see Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following lists our directors and executive officers as of the date of this report.

Name	Date of Birth	Position with Company

William R. Fitzgerald (1)(2)	May, 20, 1957	Chairman of the Board, President, Chief Executive Officer and Class III Director
Robert R. Bennett(1)	April 19, 1958	Class III Director
Gary S. Howard (2)(3)	February 22, 1951	Class II Director
David P. Malm (2) (3)	July 4, 1964	Class I Director
Brian C. Mulligan (2)	June 11, 1959	Class I Director
Larry E. Romrell	December 30, 1939	Class III Director
Barney W. Schotters (3)	November 25, 1944	Class II Director
Scott Davis	July 10, 1951	President, Networks Division
Richard C. Fickle	June 9, 1957	Executive Vice President, Business Development
Aidan P. Foley	October 12, 1957	Executive Vice President and Chief Marketing Officer and President, Enterprise Solutions Group
William A. Humphrey	April 16, 1955	President, Media Division
William E. Niles	August 19, 1963	Executive Vice President, General Counsel and Secretary
George C. Platisa	March 2, 1957	Executive Vice President and Chief Financial Officer
Gavin W. Schutz	December 29, 1953	Executive Vice President and Chief Technology Officer
Robert S. Solomon	May 21, 1958	Executive Vice President and Chief Operating Officer, Creative Services
Kenneth S. Williams	December 31, 1955	Chief Operating Officer

(1)	Member of the Executive Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Audit Committee.

     William R. Fitzgerald was appointed as the Company’s President and acting Chief Executive officer on May 17, 2002, and continues to serve as the Company’s Chairman of the Board and a director since his appointment on July 26, 2000. He has served as a Senior Vice President of the Company’s parent company, Liberty Media, since August 2000. Mr. Fitzgerald served as Chief Operating Officer, Operations Administration, of AT&T Broadband, formerly known as Tele-Communications, Inc., or TCI, from August 1999 to May 2000, and Executive Vice President and Chief Operating Officer of TCI from March 1999 to August 1999. Mr. Fitzgerald served as Executive Vice President and Chief Operating Officer of TCI Communications, Inc., or TCIC, the domestic cable subsidiary of TCI, from November 1998 to March 1999, served as Executive Vice President of TCIC from December 1997 to March 1999, and served as Senior Vice President of TCIC from March 1996 to December 1997. Mr. Fitzgerald is a director of the Company’s affiliates, On Command Corporation and Liberty Satellite & Technology, Inc. (which is referred to in this report as LSAT).

     Robert R. Bennett was elected as a director in June 2000. Mr. Bennett has served as President and Chief Executive Officer of Liberty Media since April 1997, and as a member of the Board of Directors of Liberty Media since September 1994. Mr. Bennett served as Executive Vice President of TCI from April 1997 to March 1999. Mr. Bennett also served as Executive Vice President, Secretary and Treasurer of Liberty Media from June 1995 through March 1997, and as its Chief Financial Officer from May 1996 through March 1997. Mr. Bennett also served as acting Chief Financial Officer of Liberty Digital, Inc. from June 1997 to July 1997. Mr. Bennett is also a director of LSAT, USA Interactive, UnitedGlobalCom, Inc. and OpenTV, Inc.

     Gary S. Howard was elected as a director in June 2000. Mr. Howard has served as Executive Vice President and Chief Operating Officer of Liberty Media since July 1998. Mr. Howard served as Chief Executive Officer of LSAT from December 1996 to April 2000. Mr. Howard also served as Executive Vice President of TCI from December 1997 to March 1999; as Chief Executive Officer, Chairman of the Board and a director of TV Guide, Inc. from June 1997 to March 1999; and as President and Chief Executive Officer of TCI Ventures Group, LLC from December 1997 to March 1999. Mr. Howard is also a director of Liberty Media, LSAT, UnitedGlobalCom, Inc., SpectraSite, Inc. and On Command Corporation and is Chairman of the Board of LSAT and On Command Corporation.

     David P. Malm has served as a director since 1997, except for a period between June 9, 2000 and July 18, 2000. He is currently a partner of Halpern, Denny & Company, a Boston-based private equity investment firm, which he formed in 1991.

     Brian C. Mulligan was appointed by the board as a director, effective December 6, 2002. Mr. Mulligan was an Executive Advisor to The Boston Consulting Group, a management consulting firm, from April 2002 to October 2002. From January 2001 to March 2002, Mr. Mulligan served as Chairman of, and Consultant to, Fox Television, a division of The News Corporation Limited, or NewsCorp, where he oversaw the Fox Television Stations group, Fox Sports, the Fox Cable Networks Services Group and the business operations of the FOX Broadcasting Network. Mr. Mulligan also served as Executive Vice President and Chief Financial Officer of The Seagram Company Ltd., then a company with four business segments in music, filmed entertainment, recreation, and spirits and wine, where he was responsible for all corporate financial and strategic business matters, from December 1999 to December 2000. Mr. Mulligan served as Co-Chairman of Universal Pictures, Inc. from June 1999 to December 1999, where he was jointly responsible for worldwide operations including development, production, marketing and distribution, and in several positions at Universal Studios, Inc., including, Executive Vice President, Operations and Finance from December 1998 to June 1999 and Senior Vice President, Business Development and Strategic Planning from June 1995 to December 1998.

     Larry E. Romrell was elected as a director in June 2000. Mr. Romrell served as Executive Vice President of TCI from January 1994 to March 1999, and has served as a consultant to AT&T Broadband since March 1999. Mr. Romrell also served, from December 1997 to March 1999, as Executive Vice President and Chief Executive Officer of TCI Business Alliance and Technology Co., a former subsidiary of TCI that oversaw and developed TCI’s technology activities; from December 1997 to March 1999, as Senior Vice President of TCI Ventures Group, LLC, and, from September 1994 to October 1997, as President of TCI Technology Ventures, Inc., a former subsidiary of TCI that invested in and developed companies engaged in advancing telecommunications technology. Mr. Romrell is also a director of Liberty Media and Arris Group, Inc.

     Bernard W. Schotters was elected as a director in December 2001. Mr. Schotters is currently a consultant and private equity investor. Since April 2000, he has been a member of Telecom Partners, a venture capital firm based in Denver, Colorado. From March 1999 through March 2000, Mr. Schotters served as an Executive Vice President of TCI, and its successor, AT&T Broadband. Mr. Schotters also served as TCI’s Executive Vice President, Finance and Treasury, and Principal Financial Officer from March 1998 to March 1999, and, prior to March 1998, as its Senior Vice President, Finance and Treasury and Principal Financial Officer. Mr. Schotters is a member of the National Association of Treasurers and the National Cable Television Association and a past member of The Nasdaq Stock Market’s Issuer Affairs Committee.

     Scott Davis has served as President of the Company’s Network Services Group since September 2000. Prior to joining us, Mr. Davis served as the Senior Vice President, Consumer Product Management for Cablevision Systems Corporation, a cable television system operator, from 1998 to 2000. From 1995 to 1998, Mr. Davis served as Executive Vice President at MTV Networks.

     Richard C. Fickle was appointed as Executive Vice President, Strategic Development in November 2001. Mr. Fickle was previously employed with AT&T Broadband and its predecessor, TCI, from 1987 to 1992 and from 1994 to November 2001, where he held several positions, including Senior Vice President, overseeing Headend In The Sky (HITS) and interactive television product development.

     Aidan P. Foley joined the Company in March 2002. Mr. Foley served as Executive Vice President, Business Development from May 2002 to June 2002, and then as Executive Vice President and Chief Marketing Officer since June 2002. Since March 2002, he has also served as President, Enterprise Solutions Group. Prior to joining the Company, Mr. Foley was Chief Executive Officer of ClearView Networks, a video networks company, from January 2001 to November 2001. From October 1994 to November 2000, he was President and Chief Executive Officer of Eastman Kodak’s Digital Motion Imaging, a global group of companies and divisions encompassing the entertainment services of Eastman Kodak.

     William A. Humphrey has served as President of the Company’s Media Management Services Group since August 2002. Prior to joining the Company, he was President and Chief Operating Officer of NextLeft, Inc., an e-business consulting firm, from April 1999 to August 2002 and Executive Vice President, Business Development, Technology and Entertainment Operations at Turner Broadcasting Systems, Inc., a content and programming provider, from August 1999 to April 2000. From April 1984 to August 1999, Mr. Humphrey also held various management positions at Sony Pictures Entertainment, most recently as Executive Vice President of Sony’s Digital Studios from

March 1997 to August 1999. Mr. Humphrey received a Technical Emmy Award in 1998 and Sony’s 50th Anniversary Project Award in 1997. He also served as co-chair of the Montreux International Digital Post Production Symposium for 1998-1999.

     William E. Niles was appointed the Company’s Executive Vice President, General Counsel and Secretary in January 2002. Prior to this appointment, Mr. Niles served as the Company’s Executive Vice President of Business and Legal Affairs from October 2001 to January 2002, and as the Company’s Senior Vice President and Assistant Secretary from June 2000 to October 2001. Mr. Niles was General Counsel and Vice President of Business Affairs of Four Media Company from February 1998 to June 2000. From 1997 to February 1998, Mr. Niles served as General Counsel and Vice President of Business Affairs of Visualize, a post-production company doing business as POP that was acquired by Four Media Company, now a Company subsidiary, in February 1998. Prior to his appointment at POP, Mr. Niles practiced law as a partner of Stein & Kahan, a law corporation.

     George C. Platisa was appointed as the Company’s Chief Financial Officer and Executive Vice President in May 2001. Mr. Platisa served as Chief Financial Officer of Broadband Sports, a creator and distributor of athlete and sports news content, fantasy sports news and services and authentic sports memorabilia, from 2000 to 2001, and as Chief Financial Officer of Pacificare of California, a health and consumer services company, from 1998 to 2000. From 1993 to 1998, Mr. Platisa served in several positions in financial management with The Walt Disney Company, including Vice President, Operations Planning, and Vice President, Controllership.

     Gavin W. Schutz was appointed Executive Vice President and Chief Technology Officer of the Company in November 2000. Mr. Schutz has been with Four Media Company since 1993, prior to which he spent 13 years as Vice President and Director of Engineering of Image Transform, Inc., a company that Four Media Company acquired in 1993. Mr. Schutz has been the principal architect of the Company’s deployment of digital infrastructure.

     Robert S. Solomon was appointed both Executive Vice President and Chief Operating Officer of the Creative Services Group in March 2003. Prior to this appointment, Mr. Solomon was Senior Vice President and Chief Financial Officer of the Creative Services Group from June 2000 to March 2003. From September 1998 to June 2000, Mr. Solomon was Senior Vice President of the Pictures Group at Four Media Company, which acquired Encore in September 1998, where Mr. Solomon had served as Chief Financial Officer from February 1997 to September 1998.

     Kenneth S. Williams joined the Company in August 2002 and serves as the Company’s Chief Operating Officer. Mr. Williams previously served as President of Technicolor Digital Cinema, LLC, a joint venture between Technicolor and Qualcomm to develop distribution technology and support services for digital content, from January 2002 to August 2002, and as President and Chief Executive Officer of Stan Lee Media, Inc., a digital entertainment studio, from August 2000 to December 2001. Mr. Williams spent 18 years with Columbia Pictures and Sony Pictures Entertainment, most recently as President of the Digital Studios Division from January 1997 to July 2000. Mr. Williams is a board member and past president of the Los Angeles Conservancy, a board member of the Music Center/Los Angeles, and a member and past chair of the Entertainment Technology Council, University of Southern California.

Board Composition

     The authorized number of directors of the Company is currently nine. The Company has a classified board of directors that is to consist of three Class I directors, three Class II directors and three Class III directors. At each annual meeting of stockholders, one class of directors is elected for a full term of three years. The Class III directors were elected at the 2002 annual meeting of stockholders, held on January 23, 2003, to serve until the 2005 annual meeting of stockholders. At the 2003 annual meeting of stockholders, the Class I directors’ term will expire, and elections will be held for a new three-year term to expire at the 2006 annual meeting of stockholders. At the 2004 annual meeting, the Class II directors’ term will expire, and elections will be held for a new three-year term to expire at the 2007 annual meeting of stockholders. With the resignations of Class I Directors Salah Hassanein (effective February 27, 2002) and Robert Walston (effective May 17, 2002), and Class II Director Sydney Pollack (effective November 8, 2002), and the appointment of Class I Director Brian C. Mulligan (effective December 6, 2002), the Company currently has seven members on the board of directors. The board is actively seeking to fill the remaining two vacancies on the board of directors. Vacancies resulting from such resignations may be filled by the affirmative vote of a majority of the remaining directors then in office (even though less than a quorum) or by the sole remaining director. Any director elected in this manner will hold office for the remainder of the full term of the class of directors in which the vacancy occurred and until such director’s successor is elected and qualified.

Board of Directors Meetings in 2002

     For the year ended December 31, 2002, the Company’s board of directors met three times. During 2002, each director other than Robert R. Bennett and Larry E. Romrell attended, either in person or telephonically, at least 75% of the aggregate of the total number of board of directors meetings and the total number of meetings held by the committees of the board of directors on which they served.

Board Committees

     The Company’s board of directors has a standing Executive Committee, Audit Committee and Compensation Committee.

     Executive Committee. The principal responsibilities of the Executive Committee are to, if necessary, exercise all the powers and authority of the board of directors in the management of the business and affairs of the Company to the fullest extent permitted by applicable law, and the Company’s Restated Certificate of Incorporation and bylaws, as each may be amended from time to time. Robert R. Bennett and William R. Fitzgerald are the current members on the Executive Committee and both have served on the committee since July 26, 2000. Robert T. Walston served on the Executive Committee from August 3, 2001 to May 17, 2002, when he resigned from the board. The Executive Committee did not meet in 2002, but did act by unanimous written consent in lieu of meeting.

     Audit Committee. The Audit Committee operates under a written charter adopted by the board of directors, a copy of which was attached as Annex A to the Company’s proxy statement for the annual meeting of stockholders held on December 19, 2001. The Audit Committee reviews the scope and approach of the annual audit, the annual financial statements and the auditors’ report thereon and the auditors’ comments relative to the adequacy of the Company’s system of internal controls and accounting systems. The Audit Committee is also responsible for recommending to the board of directors the appointment of independent public accountants for the following year. The Audit Committee met four times in 2002.

     From January 1, 2002 to March 5, 2002, the Company’s Audit Committee was comprised of David P. Malm, Sydney Pollack and Bernard W. Schotters. Each member was “independent” within the meaning of Nasdaq Marketplace Rule 4200(a)(14). Effective March 5, 2002, Mr. Pollack resigned from the Audit Committee, citing an inability to serve thereon due to the extent of his other professional obligations. (Mr. Pollack subsequently resigned from the Board of Directors, effective November 8, 2002, again citing an inability to serve thereon due to the extent of his other professional obligations.)

     Following Mr. Pollack’s resignation from the Audit Committee, the board of directors appointed Gary S. Howard as the third member of the Audit Committee, effective March 5, 2002. As Executive Vice President and Chief Operating Officer of Liberty Media, Mr. Howard is not an “independent” director under Nasdaq Marketplace Rule 4200(a)(14). Mr. Howard is a current member of the board of directors and has extensive professional training and experience in finance and accounting matters, having served as both a CPA and a treasurer/senior vice president of finance. The board determined that Mr. Howard’s membership on the Audit Committee was in the Company’s and the stockholders’ best interests and the lack of any other independent directors created exceptional and limited circumstances under which, pursuant to Nasdaq Marketplace Rule 4350(d)(2), the Company could allow one member of the board of directors who was not independent, and who was not a current employee or an immediate family member of an employee, to be appointed to the Audit Committee. On December 6, 2002, the board filled one of the vacancies on the board of directors with Brian C. Mulligan, a director who is an “independent” director under the Nasdaq Marketplace Rules. On that same day, Mr. Mulligan was appointed to, and Mr. Howard resigned from, the Audit Committee.

     Compensation Committee. The purpose of the Compensation Committee is to review management compensation levels and provide recommendations to the board of directors regarding salaries and other compensation for the Company’s executive officers, including bonuses and incentive programs. From January 1, 2002 to March 5, 2002, the members of the Compensation Committee were Messrs. Fitzgerald, Howard, Malm and Pollack, and Mr. Schotters was an alternate member of the Compensation Committee. On March 5, 2002, Mr. Pollack resigned from the Compensation Committee, citing an inability to serve thereon due to the extent of his other professional obligations, and Mr. Schotters was appointed as a full member of the Compensation Committee. The Compensation Committee met one time in 2002.

Compensation of Directors

     Members of the Company’s board of directors who are also full-time employees or consultants of the Company or Liberty Media, or any of their respective subsidiaries, or any other affiliate of Liberty Media, do not receive any additional compensation for their services as a member of the Company’s board of directors.

     Members of the Company’s board of directors who are not full-time employees or consultants of the Company or Liberty Media or any of their respective subsidiaries, which we refer to collectively as Independent Directors for purposes of this discussion, receive a director’s fee of $16,000 per year. Members of the Company’s Audit Committee who are Independent Directors also receive $750 for (i) each telephonic or in-person meeting of the Audit Committee that is not convened simultaneously with, or immediately preceding or following the conduct of, any regularly scheduled or special meeting of the board of directors, and (ii) each monthly financial update teleconference of the board of directors which is not held simultaneously with, or immediately preceding or following the conduct of, any meeting of the Audit Committee or the board of directors. Directors are not otherwise separately compensated for service on board committees. Independent Directors are also reimbursed for expenses incurred to attend any meeting of the board or board committee on which they serve.

     On November 28, 2000, the board of directors adopted the Company’s 2000 Nonemployee Director Stock Option Plan, which was approved at the Company’s annual meeting of stockholders on December 19, 2001. Pursuant to the 2000 Nonemployee Director Stock Option Plan, each Independent Director, as of November 28, 2000, was granted options to purchase 15,000 shares of the Company’s Class A common stock. In addition, each person who became, or becomes, an Independent Director after November 28, 2000 was, or will be, automatically granted options to purchase up to 15,000 shares of the Company’s Class A common stock upon such person becoming a director. The 2000 Nonemployee Director Stock Option Plan provides that the per share exercise price of each option granted under the plan will be equal to the fair market value of the Company’s Class A common stock on the date such option is granted. In general, fair market value is determined by reference to the last sale price for shares of the Company’s Class A common stock on the date of grant. Options granted pursuant to the 2000 Nonemployee Director Stock Option Plan will be exercisable, on a cumulative basis, as to 20% of the number of shares of the Company’s Class A common stock subject to the option on each of the first, second, third, fourth and fifth anniversary of the date the option was granted.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s Class A common stock and other equity securities within a specified period following a change. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our most recent fiscal year and our actual knowledge, or written representations that no Forms 5 were required, the Company believes that, during the year ended December 31, 2002, the Company’s officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11. EXECUTIVE COMPENSATION.

     The following table shows certain compensation earned during the fiscal years ending December 31, 2002, 2001 and 2000, by the Company’s Named Executive Officers.

     The columns for other annual compensation, restricted stock awards and long-term incentive plans have been omitted because there was no compensation required to be reported in such columns.

					Long-Term
		Annual Compensation			Compensation

					Securities
					Underlying Options		All Other
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	(#)		Compensation ($)

William R. Fitzgerald (1)	2002	232,500	(2)	—	—		—	(3)
Chairman of the Board,	2001	225,000	(2)	—	—		—	(3)
President, Chief Executive	2000	—		—	—		—
Officer

Robert T. Walston (4)	2002	753,846	(5)	—	—		2,305,500	(8)
Former Chief Executive Officer	2001	601,154		—	775,000	(7)	5,250	(9)
and President	2000	288,462	(6a)	—	—		3,400	(10)

Lawrence Chernoff (11)	2002	451,620		—	—		2,135	(13)
Former President, Creative	2001	357,524		—	275,000	(12)	1,538	(14)
Services Group	2000	145,041	(6b)	—	—		1,538	(10)

Scott Davis	2002	350,000		—	—		2,135	(13)
President, Network Services Group	2001	350,000		—	175,000		—
	2000	84,808	(15)	—	—		—

George C. Platisa	2002	400,000		—	—		—
Executive Vice President and	2001	246,154	(16)	50,000	250,000		—
Chief Financial Officer	2000	—		—	—		—

Gavin W. Schutz	2002	350,000		—	—		4,510	(13)
Executive Vice President and	2001	292,885		—	185,000		3,663	(17)
Chief Technology Officer	2000	274,670	(6c)	—	—		984,497	(10)

Marcus O. Evans (18)	2002	363,462	(19)	—	—		—
Former Executive Vice President,	2001	348,701		—	250,000	(20)	—
Secretary and General Counsel	2000	215,385	(6d)	—	—		—

(1)	Mr. Fitzgerald was appointed as Chairman of the Board, effective July 26, 2000, and was appointed Chief Executive Officer and President, effective May 17, 2002.

(2)	This represents the portion of Mr. Fitzgerald’s salary, benefits and 401(k) contribution to the Liberty Media 401(k) Savings Plan paid by the Company as part of the fees paid to Liberty Media, as described under Part III, Item 13, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Services Received From Liberty Media” below. The remainder of Mr. Fitzgerald’s salary, benefits and 401(k) contribution is paid by Liberty Media.

(3)	Mr. Fitzgerald receives 401(k) contributions to the Liberty Media 401(k) Savings Plan made by both the Company and Liberty Media. The portion of such 401(k) contributions made by the Company are part of his annual salary, described in this table and Note 2 above.

(4)	Mr. Walston resigned as President, Chief Executive Officer and a director, effective May 17, 2002.

(5)	This amount represents payments to Mr. Walston during and after his employment with the Company, pursuant to the terms of his employment agreement, dated January 1, 1999, with the Company’s subsidiary, Four Media Company (referred to in this report as the “4MC Agreement”). For more information about the 4MC Agreement, see “Employment Agreements with Named Executive Officers—Robert T. Walston” in this Item 11 below.

(6)	These amounts represent salary for seven months ended December 31, 2000. These amounts do not include:

(a)	$192,307 of salary for the five months ended May 31, 2000 earned by Mr. Walston at Four Media Company prior to its acquisition by the Company;

(b)	$116,194 of salary for the five months ended May 31, 2000 earned by Mr. Chernoff at Four Media Company prior to its acquisition by the Company;

(c)	$105,769 of salary for the five months ended May 31, 2000 earned by Mr. Schutz at Four Media Company prior to its acquisition by the Company; and

(d)	$40,835 of salary for the period commencing March 15, 2000 through June 1, 2000 earned by Mr. Evans and paid by Four Media Company.

(7)	Mr. Walston’s options terminated unexercised at December 31, 2002.

(8)	This amount represents (i) the forgiveness of a $2.0 million loan and accrued interest on the loan of $300,000 pursuant to the 4MC Agreement and (ii) contributions of $5,500 made by the Company to the Liberty Media 401(k) Savings Plan. For more information regarding (i) the 4MC Agreement, see “Employment Agreements with Named Executive Officers—Robert T. Walston” in this Item 11 below, and (ii) the Company’s contributions to the Liberty Media 401(k) Savings Plan, see “Liberty Media 401(k) Savings Plan Contributions” in this Item 11 below.

(9)	This amount represents contributions of $3,077 made by the Company to the Four Media Company 401(k) Plan for the four months ended April 30, 2001, and $2,173 made by the Company to the Liberty Media 401(k) Savings Plan for the eight months ended December 31, 2001 after the Four Media Company 401(k) Plan merged into the Liberty Media 401(k) Savings Plan. For more information regarding the Company’s contributions to the Liberty Media 401(k) Savings Plan, see “Liberty Media 401(k) Savings Plan Contributions” in this Item 11 below.

(10)	This amount represents (i) $981,097 paid by Liberty Media to Mr. Schutz upon exercise of his Four Media Company stock options prior to the acquisition of Four Media Company by Liberty Media in April 2000 and (ii) contributions of $3,4000 made by the Company to the Four Media Company 401(k) Plan on the respective executive’s behalf, for the seven months ended December 31, 2000. For more information on the acquisition of Four Media Company, see Part I, item 1, “BUSINESS – Formation – Change in Control and Subsequent Acquisitions and Divestitures.”

(11)	Mr. Chernoff resigned as the President of the Creative Services group, effective December 31, 2002, and was appointed, pursuant to a consulting agreement, as Chairman of the Creative Services group. For more information about the consulting agreement, see Part III, Item 13, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS – Consulting Agreement with Named Executive Officer” below.

(12)	On November 15, 2001, the Company granted Mr. Chernoff an option to purchase 275,000 shares of the Company’s Class A common stock, the first 25% of which vested on December 31, 2002. Pursuant to a consulting agreement between the Company and Mr. Chernoff, the remaining 75% terminated on January 1, 2003, upon the commencement of the consulting agreement. For more information about the consulting agreement, see Part III, Item 13, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS – Consulting Agreement with Named Executive Officer” below.

(13)	This amount represents contributions made by the Company to the Liberty Media 401(k) Savings Plan.

(14)	This amount represents contributions made by the Company to the Four Media Company 401(k) Plan for the four months ended April 30, 2001.

(15)	Mr. Davis joined the Company as President, Network Services on September 27, 2000. This amount represents salary for the four months ended December 31, 2000.

(16)	Mr. Platisa joined the Company as Executive Vice President and Chief Financial Officer on May 14, 2001. This amount represents salary for the seven months ended December 31, 2001.

(17)	This amount represents contributions of $1,692 made by the Company to the Four Media Company 401(k) Plan for the four months ended April 30, 2001, and $1,971 made by the Company to the Liberty Media 401(k) Savings Plan for the eight months ended December 31, 2001 after the Four Media Company 401(k) Plan merged into the Liberty Media 401(k) Savings Plan. For more information regarding the Company’s contributions to the Liberty Media 401(k) Savings Plan, see “Liberty Media 401(k) Savings Plan Contributions” in this Item 11 below.

(18)	Mr. Evans resigned as Executive Vice President, Secretary and General Counsel, effective January 21, 2002.

(19)	This amount also represents payments to Mr. Evans after his employment with the Company, pursuant to the terms of his severance agreement and general release, dated January 21, 2002, with the Company and Liberty Media. For more information about this severance agreement and general release, see “Severance Agreements with Named Executive Officers—Marcus O. Evans” in this Item 11 below.

(20)	On November 15, 2001, the Company granted Mr. Evans an option to purchase 250,000 shares of the Company’s Class A common stock. Pursuant to a severance agreement and general release among the Company, Liberty Media and Mr. Evans, effective January 21, 2002, the Company accelerated the vesting of 62,500 shares, representing 25%, of such option, and the original option grant was terminated as to the remaining 187,500 shares, representing 75% of such option. For more information about this severance agreement and general release, see “Severance Agreements with Named Executive Officers—Marcus O. Evans” in this Item 11 below.

Liberty Media 401(k) Savings Plan Contributions

     Since June 2001, the Company’s employees, including its executive officers, have been eligible to enroll in the Liberty Media 401(k) Savings Plan. The Liberty Media 401(k) Savings Plan provides the Company’s employees with an opportunity to save for retirement. Subject to the maximum limits allowed by law, eligible participants may contribute up to 99% of their compensation. The Company will match 50% of the participants’ contribution up to 6% of compensation, which matching contribution is invested in a Liberty Media stock fund. The participants’ contributions to the savings plan are fully vested upon contribution. The Company’s matching contributions are vested as follows:

Years of Service	Vesting Percentage

Less than one	0%
1-2	33%
2-3	66%
3 or more	100%

Options Grants in Fiscal Year 2002

     No Named Executive Officers were granted options in fiscal year 2002.

Aggregate Option Exercises and Fiscal Year-End Option Values

     No Named Executive Officers exercised options in fiscal year 2002. The Company has not issued any SARs.

Value of
Unexercised
			Number of Securities	In-The-Money
			Underlying Unexercised	Options At Fiscal
			Options at Fiscal	Year End ($)
	Shares Acquired on		Year-End (#)	Exercisable/
Name	Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Unexercisable

William R. Fitzgerald	–	–	–	–
Robert T. Walston	–	–	– (1)	–
Lawrence Chernoff	–	–	Exercisable: 68,750 Unexercisable: 206,250 (2)	–
Scott Davis	–	–	Exercisable: 43,750 Unexercisable: 131,250	–
George C. Platisa	–	–	Exercisable: 0 Unexercisable: 250,000	–
Gavin W. Schutz	–	–	Exercisable: 0 Unexercisable: 185,000	–
Marcus O. Evans	–	–	Exercisable: 62,500 Unexercisable: 0	–

(1)	Mr. Walston’s right to exercise 193,750 shares of the Company’s Class A common stock terminated unexercised on December 31, 2002.

(2)	Pursuant to Mr. Chernoff’s consulting agreement, the 206,250 shares that were unexercisable at December 31, 2002 terminated on January 1, 2003. For more information about Mr. Chernoff’s consulting agreement, see Part III, Item 13, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS – Consulting Agreement with Named Executive Officer” below.

Long-Term Incentive Plan Awards in Fiscal Year 2002

     No long-term incentive plan awards were granted in fiscal year 2002.

Report on Repricing of Options

     The Company did not, at any time during 2002, change the exercise price of stock options or SARs previously awarded to any of its executive officers.

Employment Agreements with Named Executive Officers

     Robert T. Walston. Prior to Mr. Walston’s resignation as the Company’s President, Chief Executive Officer and director on May 17, 2002, Mr. Walston had an employment agreement with Four Media Company, the Company’s subsidiary, which was executed on January 1, 1999 and expired on December 31, 2003 (the “4MC Agreement”). Under the terms of the 4MC Agreement, among other things, Mr. Walston was to be paid an annual salary of $500,000 as Four Media Company’s Chairman and Chief Executive Officer. Although Mr. Walston’s agreement had not been modified, effective August 6, 2001, upon assumption of duties as the Company’s then-current President and Chief Executive Officer, Mr. Walston began receiving an annual salary of $700,000. On November 15, 2001, Mr. Walston was granted stock options permitting him to purchase 775,000 shares of the Company’s Class A common stock at an exercise price of $7.00 per share under the terms of the Company’s 2001 Incentive Plan.

     On May 17, 2002, Mr. Walston’s employment with the Company ended. Under the terms of his employment agreement, the Company is paying Mr. Walston his annual base salary of $700,000 until the end of the term of his employment agreement on December 31, 2003 and automatically forgave a loan of $2.0 million and accrued interest on the loan of $300,000. In addition, Mr. Walston’s option to purchase 1,654,191 shares of Liberty Media Series A common stock became exercisable upon the termination of his employment and remained exercisable until January 31, 2003 at which time it expired unexercised. For more information on the loan to Mr. Walston, see Part III, Item 13, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS — Executive Officer Loan” below.

     The Company is currently negotiating severance arrangements with Mr. Walston, the terms of which have not been agreed upon.

     Scott Davis. Mr. Davis currently has an employment agreement, dated May 30, 2002, with the Company. During the five-year term of this employment agreement, Mr. Davis is paid an annual base salary of $350,000 and is eligible for a bonus payment, if any, based on an incentive bonus plan to be established and administered by the Compensation Committee of the board of directors. Mr. Davis also acknowledged receipt of an option to purchase 175,000 shares of the Company’s Class A common stock at an exercise price of $7.00 granted to him on November 15, 2001 under the terms of Company’s 2001 Incentive Plan.

     George C. Platisa. Mr. Platisa currently has an employment agreement, dated May 21, 2001, with the Company. During the five-year term of this employment agreement, Mr. Platisa is paid an annual base salary of $400,000, received a one-time signing bonus of $50,000 and is eligible for an annual bonus payment based on the sole discretion of the Chief Executive Officer. Mr. Platisa also received an option to purchase 250,000 shares of the Company’s Class A common stock at an exercise price of $7.00 under the terms of Company’s 2001 Incentive Plan.

     Gavin W. Schutz. Mr. Schutz currently has an employment agreement, dated May 21, 2002, with the Company. During the five-year term of this employment agreement, Mr. Schutz is paid an annual base salary of $350,000 and is eligible for a bonus payment, if any, based on an incentive bonus plan to be established and administered by the Compensation Committee of the board of directors. Mr. Schutz also acknowledged receipt of an option to purchase 185,000 shares of the Company’s Class A common stock at an exercise price of $7.00 granted to him on November 15, 2001 under the terms of Company’s 2001 Incentive Plan.

Severance Agreements with Named Executive Officers

     Marcus O. Evans. On January 21, 2002, Marcus O. Evans entered into a severance agreement and general release with the Company and Liberty Media specifying the terms of the termination of his position as Executive Vice President, General Counsel and Secretary. Pursuant to the provisions of this severance agreement, effective January 21, 2002, Mr. Evans will continue to receive an amount equal to his then annual base salary of $350,000 per year as severance payments until January 31, 2004 and reimbursement for medical benefits through January 31, 2004. In addition, effective January 21, 2002, the Company accelerated the vesting of Mr. Evans’ existing stock options with respect to 62,500 shares of its Class A common stock, which represented 25% of the original option grant to Mr. Evans on November 15, 2001 to purchase 250,000 shares of the Company’s Class A common stock, and the original option grant was terminated as to the remaining 187,500 shares. The vested option shares are exercisable through January 31, 2004, at an exercise price of $7.00 per share subject to the terms of the 2001 Incentive Plan.

Compensation Committee Interlocks and Insider Participation

     The following members of the Company’s board of directors serve as members of the Compensation Committee of the board of directors: William R. Fitzgerald, Gary S. Howard, David P. Malm and Bernard W. Schotters. None of the members of the Compensation Committee (i) is an officer or employee of the Company or any of its subsidiaries, (ii) was formerly an officer or employee of the Company or any of its subsidiaries, or (iii) had any related party transactions, except that Mr. Fitzgerald is the President and Chief Executive Officer of the Company and an officer of each of the Company’s U.S. subsidiaries. Messrs. Howard and Fitzgerald are each officers, and Mr.

Howard is a director of, Liberty Media, and Mr. Fitzgerald and another director of the Company own interests in a subsidiary of Liberty Media that owns equity securities of the Company, including convertible notes issued under the Liberty Subordinated Credit Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     The following table lists stockholders believed by the Company to be the beneficial owners of more than five percent of either class of its outstanding common stock as of December 31, 2002. The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership generally includes any shares as to which the individual has sole or shared voting power or investment power. Inclusion in the table below of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Shares issuable upon exercise or conversion of options and convertible securities that were exercisable or convertible within 60 days after December 31, 2002 and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. For purposes of the following presentation, beneficial ownership of shares of the Company’s Class B common stock, though convertible on a one-for-one basis into shares of Class A common stock, is reported as beneficial ownership of shares of Class B common stock only. Voting power in the table is computed with respect to a general election of directors. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them, except as otherwise stated in the notes to the table. Shares of the Company’s Class A common stock are represented in the table as AMGIA and shares of the Company’s Class B common stock are represented in the table as AMGIB.

					Combined Voting
		Number of Shares			Power of All
Name and Address of Beneficial Owner	Title of Class	Beneficially Owned		Percent of Class(1)	Holdings(1)

Liberty Media Corporation	AMGIA	45,600		*
12300 Liberty Boulevard	AMGIB	75,475,040	(2)	100.00	99.31%
Englewood, Colorado
Robert A. Naify	AMGIA	876,985	(3)	17.96
172 Golden Gate Avenue	AMGIB	—		—	*
San Francisco, California
David P. Beddow	AMGIA	387,500	(4)	7.93
c/o Ascent Media Group, Inc.	AMGIB	—		—	*
520 Broadway, 5th Floor Santa Monica, CA 90401
Royce & Associates	AMGIA	380,900	(5)	7.80
1414 Avenue of the Americas	AMGIB	—		—	*
New York, New York 10019

*	Less than one percent.

(1)	Based on 4,884,559 shares of the Company’s Class A common stock and 52,341,164 shares of the Company’s Class B common stock issued and outstanding as of December 31, 2002.

(2)	Includes 23,133,876 shares of the Company’s Class B common stock that are issuable upon conversion of convertible notes that are convertible within 60 days of December 31, 2002 (and includes those shares that became convertible on January 23, 2003). Of the shares shown as beneficially owned by Liberty Media, 29,614,075 are owned by direct and indirect subsidiaries of Liberty Media.

(3)	Includes 876,985 shares of the Company’s Class A common stock held by trusts for which Mr. Naify is both trustee and beneficiary or income beneficiary.

(4)	Represents stock options to acquire 387,500 shares of the Company’s Class A common stock granted pursuant to Mr. Beddow’s severance agreement with the Company and Liberty Media, all of which are currently exercisable.

(5)	Based on a Schedule 13D/A filed on January 31, 2003 with the Securities and Exchange Commission for beneficial ownership as of December 31, 2002.

Security Ownership of Management

     The following table sets forth information with respect to the beneficial ownership of shares of the Company’s Class A common stock by each of the Company’s directors; by each individual serving as chief executive officer in 2002, by the Company’s four most highly-compensated executive officers other than the chief executive officer (based on their salary and all other compensation) at December 31, 2002 and by two executives who would have been among the four most highly compensated executive officers but were not serving as executive officers at December 31, 2002 (referred to in this report as the Named Executive Officers), and by all of the Company’s directors and executive officers as a group. In addition, the table sets forth information with respect to the beneficial ownership of such individuals of shares of Series A common stock and Series B common stock of Liberty Media, which owns a controlling interest in the Company. The Liberty Media charter provides that holders of Liberty Media Series A common stock are entitled to one vote per share held and holders of Liberty Media Series B common stock are entitled to ten votes per share held and, except as otherwise required by Delaware law, vote together as a single class.

     The following information is given as of December 31, 2002 and in case of percentage ownership information, is based on 4,884,559 shares of the Company’s Class A common stock and 52,341,164 shares of the Company’s Class B common stock, 2,476,953,566 shares of Liberty Media Series A common stock and 212,044,128 shares of Liberty Media Series B common stock issued and outstanding on that date. Shares issuable upon exercise or conversion of options and convertible securities that were exercisable or convertible within 60 days of December 31, 2002 and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other persons. For purposes of the following presentation, beneficial ownership of shares of Liberty Media Series B common stock, though convertible on a one-for-one basis into shares of Liberty Media Series A common stock, is reported as beneficial ownership of shares of Liberty Media Series B common stock only.

     The number of shares beneficially owned by each of the Company’s directors and each of its Named Executive Officers is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership generally includes any shares as to which the individual has sole or shared voting power or investment power. Inclusion in the table below of such shares, however, does not constitute an admission that the named director or Named Executive Officer is a direct or indirect beneficial owner of such shares. Voting power in the table is computed with respect to a general election of directors. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them, except as indicated in the notes to the table. Shares of the Company’s Class A common stock will be represented in the table as AMGIA.

					Combined Voting
		Number of Shares		Percent of Class or	Power of all
Name	Title of Class or Series	Beneficially Owned		Series	Classes or Series

Directors:
William R. Fitzgerald	AMGIA	—		—	—
	Liberty Media Series A	653,642	(1)(2)(3)(29)	*	*
	Liberty Media Series B	—		—	—
Robert R. Bennett	AMGIA	—		—	—
	Liberty Media Series A	3,799,842	(4)(5)(6)(7)	*	1.8%
	Liberty Media Series B	7,923,330	(6)	3.6%

Gary S. Howard	AMGIA	—		—	—
	Liberty Media Series A	5,650,822	(8)(9)(10)(11)(12)	*	*
	Liberty Media Series B	—		—
David P. Malm	AMGIA	6,000	(13)	*	*
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Brian C. Mulligan	AMGIA	—		—	—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Larry E. Romrell	AMGIA	—		—	—
	Liberty Media Series A	210,365	(14)(29)	*	*
	Liberty Media Series B	3,240	(14)	*
Bernard W. Schotters	AMGIA	3,000	(15)	*	*
	Liberty Media Series A	2,834,000	(16)(17)	*	*
	Liberty Media Series B	3,656	(18)	*
Named Executive Officers:
Robert T. Walston (19)	AMGIA	—		—	—
	Liberty Media Series A	1,654,778	(20)(21)	*	*
	Liberty Media Series B	—		—
Lawrence Chernoff	AMGIA	68,750	(22)	*	*
	Liberty Media Series A	49,446	(23)(24)	*	*
	Liberty Media Series B	—		—
Scott Davis	AMGIA	1,000		*	*
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
George C. Platisa	AMGIA	—		—	—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Gavin W. Schutz	AMGIA	—		—	—
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—
Marcus O. Evans	AMGIA	62,500	(25)	*	*
	Liberty Media Series A	—		—	—
	Liberty Media Series B	—		—

				Combined Voting
		Number of Shares	Percent of Class or	Power of all
Name	Title of Class or Series	Beneficially Owned	Series	Classes or Series

All Directors and executive officers
(as of December 31,	AMGIA	78,750(26)	1.6%	*
2002) as a group (16	Liberty Media Series A	13,302,529(27)	*	2.0%
persons)	Liberty Media Series B	7,930,226(28)	3.6%

*	Less than one percent.

(1)	Includes stock options to acquire 611,274 shares of Liberty Media Series A common stock, all of which are exercisable within 60 days of December 31, 2002.

(2)	Includes 6,168 shares held by Liberty Media’s 401(k) Savings Plan.

(3)	Does not include Mr. Fitzgerald’s ownership of a 7.9488% equity interest in common stock of Liberty Livewire Holdings, Inc. See footnote 29 below.

(4)	Includes 22,287 shares of Liberty Media Series A common stock held by the Liberty Media 401(k) Savings Plan.

(5)	Includes beneficial ownership of 349,307 restricted shares of Liberty Media Series A common stock, none of which were vested at December 31, 2002.

(6)	Includes beneficial ownership of 25,640 shares of Liberty Media Series A common stock and 7,922,930 shares of Liberty Media Series B common stock which may be acquired within 60 days of December 31, 2002 upon exercise of stock options. Mr. Bennett has the right to convert the options for shares of Liberty Media Series B common stock into options for shares of Liberty Media Series A common stock. The number of shares subject to these options and the applicable exercise prices were adjusted as of October 31, 2002, the record date of a rights offering by Liberty Media, as a result of its incentive stock plan’s antidilution provisions. Also includes 400 shares of Liberty Media Series B common stock beneficially owned by Mr. Bennett.

(7)	Includes 1,246,580 shares of Liberty Media Series A common stock owned by Hilltop Investments, Inc., which is jointly owned by Mr. Bennett and his wife, Mrs. Deborah Bennett.

(8)	Includes 291,089 restricted shares of Liberty Media Series A common stock held by a Grantor Retained Annuity Trust, none of which were vested at December 31, 2002.

(9)	Includes beneficial ownership of 4,173,183 shares of Liberty Media Series A common stock which may be acquired within 60 days of December 31, 2002, pursuant to stock options. The number of shares subject to these options and the applicable exercise prices were adjusted as of October 31, 2002, the record date of a rights offering by Liberty Media, as a result of its incentive stock plan’s antidilution provisions.

(10)	Includes 40,623 shares of Liberty Media Series A common stock held by the Liberty 401(k) Savings Plan for the benefit of Mr. Howard.

(11)	Includes 12,284 shares of Liberty Media Series A common stock owned by Mr. Howard’s wife, Leslie D. Howard, and 185,120 shares of Liberty Media Series B common stock owned by Mrs. Leslie D. Howard, and held by a Grantor Retained Annuity Trust, as to which shares Mr. Howard has disclaimed beneficial ownership.

(12)	Includes 314,376 shares of Liberty Media Series A common stock owned by a Grantor Retained Annuity Trust.

(13)	Assumes the exercise in full of stock options to acquire 6,000 shares of the Company’s Class A common stock, all of which are exercisable within 60 days of December 31, 2002.

(14)	Does not include Mr. Romrell’s ownership of a 7.9488% equity interest in common stock of Liberty Livewire Holdings, Inc. See footnote 29 below.

(15)	Assumes the exercise in full of stock options to acquire 3,000 shares of the Company’s Class A common stock, all of which are exercisable within 60 days of December 31, 2002.

(16)	Includes 4,788 shares of Liberty Media Series A common stock held in a custodial account for the benefit of family members. Mr. Schotters is the custodian of this account and disclaims beneficial ownership of the shares therein.

(17)	Includes stock options to acquire 1,096,456 shares of Liberty Media Series A common stock, all of which are exercisable within 60 days of December 31, 2002.

(18)	Includes 328 shares of Liberty Media Series B common stock held by Communications Capital Partners, LLC, an entity controlled by Bernard and Nancy Schotters.

(19)	Mr. Walston resigned as President, Chief Executive Officer and a director, effective May 17, 2002.

(20)	Represents 587 shares held by Liberty Media’s 401(k) Savings Plan.

(21)	Assumes the exercise in full of stock options to acquire 1,654,191 shares of Liberty Media Series A common stock that may be exercised within 60 days of December 31, 2002. These stock options terminated unexercised on January 31, 2003.

(22)	Assumes the exercise in full of stock options to acquire 68,750 shares of the Company’s Class A common stock that may be exercised within 60 days of December 31, 2002.

(23)	Assumes the exercise in full of stock options to acquire 47,311 shares of Liberty Media Series A common stock that may be exercised within 60 days of December 31, 2002. The number of shares subject to the stock options and the applicable exercise prices were adjusted as of October 31, 2002, the record date of a rights offering by Liberty Media, as a result of its incentive plan’s antidilution provisions.

(24)	Includes 2,135 shares held by Liberty Media’s 401(k) Savings Plan.

(25)	Assumes the exercise in full of stock options to acquire 62,500 shares of Liberty Media Series A common stock that may be exercised within 60 days of December 31, 2002, pursuant to Mr. Evans’ severance agreement with Liberty Media and the Company. For a description of Mr. Evans’ severance agreement, see Part III, Item 11, “COMPENSATION INFORMATION – Severance Agreements with Named Executive Officers – Marcus O. Evans” above.

(26)	Includes shares described in footnotes 13, 15, 22 and 24 above.

(27)	Includes the following:

a.	Shares described in footnotes 1 through 12, 14, 16, 17, 20, 21, 23 and 24 above.

b.	297 shares beneficially held by Scott Davis under Liberty Media’s 401(k) Savings Plan.

c.	Shares beneficially held by Richard C. Fickle, as follows: (i) 7,041 shares beneficially owned by Mr. Fickle and his wife, Robin Fickle, (ii) 25,584 shares that may be acquired within 60 days of December 31, 2002 upon exercise of stock options, and (iii) 1,917 shares held under Liberty Media’s 401(k) Savings Plan. The number of shares subject to the stock options and the applicable exercise prices were adjusted as of October 31, 2002, the record date of a rights offering by Liberty Media, as a result of its incentive plan’s antidilution provisions.

d.	Shares beneficially held by William E. Niles, as follows: (i) 10,790 shares that may be acquired within 60 days of December 31, 2002 upon exercise of stock options, and (ii) 704 shares held under Liberty Media’s 401(k) Savings Plan. The number of shares subject to the stock options and the applicable exercise prices were adjusted as of October 31, 2002, the record date of a rights offering by Liberty Media, as a result of its incentive plan’s antidilution provisions.

e.	Shares beneficially held by Gavin W. Schutz, as follows: (i) 59,551 shares that may be acquired within 60 days of December 31, 2002 upon exercise of stock options, and (ii) 497 shares held under Liberty Media’s 401(k) Savings Plan. The number of shares subject to the stock options and the applicable exercise prices were adjusted as of October 31, 2002, the record date of a rights offering by Liberty Media, as a result of its incentive plan’s antidilution provisions.

f.	Shares beneficially held by Lawrence Chernoff, as follows: (i) 47,311 shares that may be acquired within 60 days of December 31, 2002 upon exercise of stock options, and (ii) 166 shares held under Liberty Media’s 401(k) Savings Plan. The number of shares subject to the stock options and the applicable exercise prices were adjusted as of October 31, 2002, the record date of a rights offering by Liberty Media, as a result of its incentive plan’s antidilution provisions.

(28)	Represents shares described in footnotes 6 and 18.

(29)	Mr. Fitzgerald and Mr. Romrell each hold 7.9488% of the common stock of Liberty Livewire Holdings, Inc., an indirect subsidiary of Liberty Media. Liberty Livewire Holdings owns 34,977,209 shares of the Company’s Class B common stock and a $41.0 million participation interest in the Liberty Subordinated Credit Agreement. The participation interest does not apply to loans made under the supplements to the Liberty Subordinated Credit Agreement.

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders
2001 Incentive Plan(1)	5,153,750 shares of the Company’s Class A common stock	$7.06	1,846,250 shares of the Company’s Class A common stock
2000 Nonemployee Director Stock Option Plan(1)	51,000 shares of the Company’s Class A common stock(2)	$6.47	99,000 shares of the Company’s Class A common stock
Equity compensation plans not approved by security holders
None	N/A	N/A	N/A
Total	5,204,750 shares of the Company’s Class A common stock	$7.06	1,945,250 shares of the Company’s Class A common stock

(1)	Approved by our stockholders at the 2001 Annual Meeting of Stockholders, held December 19, 2001.

(2)	Of the 15,000 shares of our Class A common stock granted in an option to Sydney Pollack, a former nonemployee director who resigned from our board of directors on November 8, 2002, 6,000 shares had vested as of the date of his resignation, which were exercisable until February 6, 2003. Mr. Pollack did not exercise his option as to these vested shares before February 6, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Liberty Subordinated Credit Agreement with Liberty Media and Supplements to Liberty Subordinated Credit Agreement with Liberty Media

     The Company and Liberty Media, which owns over 91% of the Company’s outstanding common stock and over 99% of the voting power of the Company’s outstanding common stock, are parties to the Liberty Subordinated Credit Agreement as well as Supplements Nos. 1, 2 and 3 thereto. For a discussion of such agreements and borrowings and stock sales made pursuant to such agreements, see the discussion contained in Part II, Item 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources – Liberty Subordinated Credit Agreement, - Supplement No. 1 and Supplement No. 2 and – Supplement No. 3.

Sales of Stock to Liberty Media

     For a discussion of the Company’s sales of stock to Liberty Media, in addition to those sales referred to in “-Liberty Subordinated Credit Agreement with Liberty Media and Supplements to Liberty Subordinated Credit Agreement with Liberty Media” above, see the discussion contained in Part II, Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources – Stock Sales to Liberty Media.”

Tax Sharing Agreement between Liberty Media and the Company

     In November 2000, the Company and Liberty Media became parties to a tax sharing agreement, whereby the Company is obligated to make a cash payment to Liberty Media in each year that it (taken together with all of the Company’s domestic subsidiaries) has positive taxable income measured on a separate return basis. The amount of the payment would be equal to the amount of that positive taxable income multiplied by the highest corporate tax rate. In the event that (1) the Company and its subsidiaries, when treated as a separate group, have a net operating loss or are entitled to a net tax credit for a particular year, and (2) Liberty Media is able to use such loss or credit to reduce its tax liability for any year, the Company would become entitled to a credit against future payments to Liberty Media under the agreement. If the Company becomes disaffiliated from Liberty Media and the group of companies that file tax returns jointly with Liberty Media (i.e., if the value or voting power of Liberty Media’s stock ownership of the Company were to drop below 80%) prior to the time that the Company is able to use such credit, the Company would be entitled to a payment from Liberty Media at the earlier of the time that (1) the Company shows it could have used the net operating loss carry forward or net tax credit to reduce the Company’s own separately computed tax liability or (2) the value or voting power of Liberty Media’s stock ownership of us drops below 20%. In addition, under the tax sharing agreement, the Company has the right to participate in the defense of claims of the Internal Revenue Service that might affect its liability under the agreement, and to participate in tax refunds paid to Liberty Media where such refunds are due in part to its operations.

Services Received From Liberty Media

     Liberty Media allocates salaries, benefits, business insurance and certain other general and administrative expenses (including a portion of the salary of William R. Fitzgerald, the Company’s President and Chief Executive Officer) to the Company. In addition, the Company reimburses Liberty Media for certain expenses, such as employee medical costs, and business property and casualty insurance paid by Liberty Media on behalf of the Company. The Company has determined the allocated and reimbursed amounts to be reasonable and equal to the fair value of the expenses charged. Amounts allocated from Liberty Media to the Company totaled $14.1 million and $5.4 million for the years ended December 31, 2002 and 2001, respectively. The increase in such amounts is primarily attributed to medical insurance being purchased through Liberty Media starting fiscal 2002.

Executive Officer Loan

     On April 8, 1999, Mr. Walston was granted a loan from Four Media Company in the principal amount of $2.0 million in conjunction with the execution of his agreement with Four Media Company, dated January 1, 1999, for employment as its President and Chief Executive Officer. Four Media Company became a subsidiary of the Company in June 2000 and Mr. Walston became the Company’s acting President and Chief Executive Officer in April 2001 and was the Company’s President and Chief Executive Officer from August 2001 to May 2002.

     The loan was unsecured and bore interest at an annual rate of 4.59%, compounded semiannually. Mr. Walston was required to repay the outstanding balance of the loan, if any, and any accrued interest thereon, no later than May 8, 2004. Notwithstanding the foregoing terms of the loan, Mr. Walston’s employment agreement provided that the outstanding balance of the loan, if any, and any accrued interest thereon would be automatically forgiven, upon the occurrence of any of the following events: (1) a change of control of Four Media Company during the five-year term of the loan; or (2) termination of Mr. Walston’s employment without cause or for good reason; or (3) the Company (as successor to Four Media Company) achieving $327.0 million or more in consolidated gross operating revenues (as defined in the note governing the loan) during the 365 day period beginning April 8, 2003 (referred to in this report as the Measurement Period); or (4) the Company (as successor to Four Media Company) achieving $87.0 million or more in consolidated “earnings before interest, taxes, depreciation and amortization” during the Measurement Period; or (5) the board of directors, in its sole and absolute discretion, determining that the payments under the loan should be forgiven following the expiration of the Measurement Period. In April 2000, Mr. Walston agreed to waive the forgiveness of the loan that would otherwise have resulted from the acquisition of Four Media Company by Liberty Media.

     On January 25, 2002, our Compensation Committee approved, subject to stockholder approval, an amendment and restatement of the loan agreement (i) to modify the performance benchmarks, which, if satisfied, would result in a cancellation of the loan, (ii) to provide for our payment of all tax liability incurred by Mr. Walston associated with any forgiveness of the loan, and (iii) to extend the term of the loan from May 8, 2004 to February 15, 2005. Since the annual meeting of stockholders was held on January 23, 2003, after Mr. Walston’s employment with the Company terminated, the proposed loan amendment was not submitted for stockholder approval.

     On May 17, 2002, Mr. Walston’s employment with the Company terminated and, pursuant to his employment agreement, the outstanding balance under the loan of $2.0 million plus accrued interest of $300,000 was automatically forgiven. The Company is currently negotiating severance arrangements with Mr. Walston, the terms of which have not been agreed upon.

Services Received From SMH Entertainment, Inc.

     In connection with Liberty Media’s acquisition of a controlling interest in our Company, we, Mr. Hassanein (then a member of our board of directors who later resigned as of February 27, 2002), SMH Entertainment, Inc., a corporation under Mr. Hassanein’s control, and Liberty Media entered into a three-year consulting agreement, dated December 10, 1999, and commencing as of June 9, 2000, as amended by certain stock option agreements, the terms of which are as follows: (1) SMH Entertainment receives $150,000 annually as compensation for Mr. Hassanein’s consulting services to us during the terms of the agreement; and (2) Mr. Hassanein received a stock option to purchase 50,000 shares of our Class A common stock at an exercise price of $7.00 per share, all of which are fully vested and exercisable, and an additional stock option to purchase 100,000 shares of our Class A common stock at an exercise price of $10.27 per share, all of which are fully vested and exercisable. The above-mentioned options were granted to Mr. Hassanein on August 6, 2001, pursuant to stock option agreements dated as of June 1, 2001, and they all expire on the earlier of June 9, 2010, a change of control of the Company, or two years after the death or permanent disability of Mr. Hassanein, if not previously exercised.

Consulting Agreement with Named Executive Officer

     The Company has entered into a three-year consulting agreement with Lawrence Chernoff, dated November 20, 2002 and amended and restated January 1, 2003 to include Mr. Chernoff’s company, Larry Chernoff & Associates, as a signatory to the consulting agreement, pursuant to which Mr. Chernoff’s employment with the Company terminated effective December 31, 2002 and he became a consultant to the Company effective January 1, 2003. Under the consulting agreement, Mr. Chernoff will provide advice, guidance and consultation to the Company with respect to

(a) the operation, management, and strategic vision of the Company’s Creative Services Group, (b) marketing, client retention and development, and new business development for the Creative Services Group, and (c) new technologies and their deployment. For these services, Mr. Chernoff will be paid a minimum of $350,000 per year and will have the opportunity to earn additional compensation up to a maximum of $130,000 per year. Mr. Chernoff received no severance payment in connection with the termination of his employment, but 68,750 of the shares covered by Mr. Chernoff’s option to purchase 275,000 of the Company’s Class A common stock vested on December 31, 2002, and will remain exercisable in accordance with the terms of the Company’s 2001 Incentive Plan for so long as Mr. Chernoff remains a consultant to the Company. The option terminated as to the remaining 206,250 shares on January 1, 2003. Mr. Chernoff’s option to purchase a total of 59,139 shares of Liberty Media Series A common stock (47,311 shares of which have already vested) will continue to vest in accordance with its current vesting schedule and will remain exercisable in accordance with the terms of the Four Media Company 1997 Stock Plan for so long as Mr. Chernoff remains a consultant to the Company. The term of the consulting agreement will automatically extend for two additional one-year periods unless Mr. Chernoff gives prior notice of his intention to terminate the consulting agreement.

Services Agreements with OnCommand Corporation

     Effective October 1, 2002, the Company entered into a short-term agreement with OnCommand Corporation (“OnCommand”), a controlled subsidiary of Liberty Media, pursuant to which the Company is supplying OnCommand with uplink and satellite transport services at a cost of $150,000 through March 31, 2003. OnCommand has been utilizing the Company’s services to test the satellite delivery of content updates to OnCommand’s downlink sites at various hotels. The Company executed a Content Preparation and Distribution Services Agreement, dated March 24, 2003, with a wholly-owned subsidiary of OnCommand, under which the Company will provide uplink and satellite transport services for a negotiated rate of approximately $250,000 per year for a period of five years and content preparation services valued at a negotiated rate for each use of covered services for a period of five years at OnCommand’s request. The parties are also negotiating an agreement for the installation by the Company of satellite equipment at OnCommand’s downlink sites at hotels for a set fee per installation completed.

ITEM 14. CONTROLS AND PROCEDURES.

     The Company’s chief executive officer and chief financial officer performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing of this report. Based on this evaluation, the Company’s chief executive officer and chief financial officer conclude that such controls and procedures effectively insure that information required to be disclosed in this report is appropriately recorded, processed and reported. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statement Schedules and Exhibits

(1)	Financial Statements and Schedules are as listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this Annual Report on Form 10-K.

(2)	See Exhibit Index on page 61 of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

Current Report on Form 8-K, filed with the Commission on October 8, 2002 (regarding transactions under Supplement No. 3 to the Liberty Subordinated Credit Agreement on September 30, 2002).

Current Report on Form 8-K, filed with the Commission on November 14, 2002 (attaching certifications by the Company’s chief executive officer and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company’s filing of its Quarterly Report on Form 10-Q, which was also filed with the Commission on November 14, 2002).

Current Report on Form 8-K, filed with the Commission on November 18, 2002 (regarding a written consent of stockholders in lieu of a meeting to amend the Company’s articles of incorporation to change the name of the Company to “Ascent Media Group” and amends certain information with respect to the Company’s registered agent in Delaware).

(c)	Exhibits

Exhibits are as listed in the Exhibit Index on page 61 of this Annual Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT MEDIA GROUP, INC. /s/ William R. Fitzgerald William R. Fitzgerald President, Chief Executive Officer and Director March 27, 2003

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William R. Fitzgerald and George C. Platisa, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2003	/s/ William R. Fitzgerald William R. Fitzgerald Chairman of the Board President, Chief Executive Officer and Director	March 27, 2003	/s/ Robert R. Bennett Robert R. Bennett Director

March 27, 2003	/s/ Gary S. Howard Gary S. Howard Director	March 27, 2003	/s/ David P. Malm David P. Malm Director

March 27, 2003	/s/ Brian C. Mulligan Brian C. Mulligan Director	March 27, 2003	/s/ Larry E. Romrell Larry E. Romrell Director

March 27, 2003	/s/ Bernard W. Schotters Bernard W. Schotters Director	March 27, 2003	/s/ George C. Platisa George C. Platisa Chief Financial Officer and Executive Vice President

March 27, 2003	/s/ Jay Singh Jay Singh Senior Vice President and Chief Accounting Officer

CERTIFICATIONS

Certification of Chief Executive Officer

I, William R. Fitzgerald, certify that:

1. I have reviewed this annual report on Form 10-K of Ascent Media Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ William R. Fitzgerald

William R. Fitzgerald
Chief Executive Officer

Certification of Chief Financial Officer

I, George C. Platisa, certify that:

1. I have reviewed this annual report on Form 10-K of Ascent Media Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ George C. Platisa

George C. Platisa
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 18, 2002, filed with the Securities and Exchange Commission (the "Commission") on November 18, 2002).
3.2	Amended and Restated Bylaws of the Company (filed herewith).
4.1	Specimen certificate for shares of Class A common stock; par value $0.01 per share, of the Company (filed herewith).
4.2	Specimen certificate for shares of Class B common stock, par value $0.01 per share, of the Company (filed herewith).
10.1	Liberty Livewire Corporation 2001 Incentive Plan (Incorporated by reference to Annex B to the Company’s Proxy Statement filed with the Commission on November 20, 2001).
10.2	2000 Nonemployee Director Stock Option Plan of Liberty Livewire Corporation (Incorporated by reference to Annex C to the Company’s Proxy Statement filed with the Commission on November 20, 2001).
10.3	Subordination Agreement dated as of June 2001, between the Company and Liberty Media Corporation (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 1, 2002).
10.4	Amendment No. 1 to the Senior Credit Agreement, dated as of November 1, 2001 among Liberty Livewire Corporation, the several banks and other financial institutions from time to time parties to the Agreement, Bank of America, N.A., as issuer of certain letters of credit and as swingline lender, Banc of America Securities LLC, as lead arranger and book manager, Bank of America, N.A., as administrative agent for the lenders, Salomon Smith Barney Inc., as syndication agent for the lenders and the Bank of New York Company, Inc. as documentation agent for the lenders (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the Commission on April 1, 2002).
10.5	Amendment No. 2, dated as of March 26, 2002, to the Credit Agreement, , dated as of December 22, 2000, among Liberty Livewire Corporation, as Borrower, the Several Lenders from Time to Time Parties Thereto; Banc of America Securities LLC, as Lead Arranger and Book Manager; Bank of America, N.A., as Issuer and Swingline Lender; Bank of America, N.A., as Administrative Agent; Salomon Smith Barney Inc., as Syndication Agent; and The Bank of New York Company, Inc., as Documentation Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2002).
10.6	Amendment No. 3, dated as of November 13, 2002, to the Credit Agreement, dated as of December 22, 2000, among Liberty Livewire Corporation, as Borrower, the Several Lenders from Time to Time Parties Thereto; Banc of America Securities LLC, as Lead Arranger and Book Manager; Bank of America, N.A., as Issuer and Swingline Lender; Bank of America, N.A., as Administrative Agent; Salomon Smith Barney Inc., as Syndication Agent; and The Bank of New York Company, Inc., as Documentation Agent (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2002).
10.7	Senior Credit Agreement Consent Letter, dated June 28, 2002 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2002).
10.8	Heller Consent Letter, dated June 28, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2002).

EXHIBIT
NUMBER	DESCRIPTION

10.9	Supplement No. 1 to the First Amended and Restated Credit Agreement, dated June 28, 2002, by and between Liberty Livewire Corporation and Liberty Media Corporation, and Promissory Note, dated June 28, 2002, from Liberty Livewire Corporation in favor of Liberty Media Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2002).
10.10	Supplement No. 2 to the First Amended and Restated Credit Agreement, dated July 24, 2002, by and between Liberty Livewire Corporation and Liberty Media Corporation, and Promissory Note, dated July 24, 2002, from Liberty Livewire Corporation in favor of Liberty Media Corporation (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2002).
10.11	Supplement No. 3 to the First Amended and Restated Credit Agreement, dated August 13, 2002, by and between Liberty Livewire Corporation and Liberty Media Corporation (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2002).
10.12	Consent Letter of Parties to the Senior Credit Agreement, dated September 26, 2002 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2002).
10.13	Consent Letter of Heller Financial Leasing, Inc., dated September 26, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2002).
10.14	Stock Purchase Agreement, dated as of September 30, 2002, by and between the Company and Liberty Media Corporation (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K as filed with the Commission on October 8, 2002).
10.15	Promissory Note, dated September 30, 2002 of the Company in the original principal amount of $5,349,700 for the benefit of Liberty Media Corporation (Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K as filed with the Commission on October 8, 2002).
10.16	Promissory Note, dated October 17, 2002 of the Company in the original principal amount of $4,000,000 for the benefit of Liberty Media Corporation (filed herewith).
10.17	Employment Agreement, dated January 1, 1999, by and between Robert T. Walston and Four Media Company (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed on April 1, 2002).
10.18	Employment Agreement, dated May 30, 2002, by and between Scott Davis and the Company (filed herewith).
10.19	Employment Agreement, dated May 21, 2001, by and between George C. Platisa and the Company (filed herewith).
10.20	Employment Agreement, dated May 21, 2002, by and between Gavin Schutz and the Company (filed herewith).
10.21	Consulting Agreement, dated January 1, 2003, by and among Lawrence Chernoff, Larry Chernoff & Associates and the Company (filed herewith).
10.22	Registration Rights Agreement, dated as of June 1, 2001, between the Company and Salah M. Hassanein (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on April 1, 2002).
10.23	Stock Option Agreement, dated as of June 1, 2001, between the Company and Salah M. Hassanein (option for 50,000 shares) (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on April 1, 2002).

EXHIBIT
NUMBER	DESCRIPTION

10.24	Stock Option Agreement, dated as of June 1, 2001, between the Company and Salah M. Hassanein (option for 100,000 shares) (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed on April 1, 2002).
11.1	Computation of Per Share Earnings. See Note 2 of Notes to Financial Statements.
18.1	Changes in Accounting Principles. See Note 2 of Notes to Financial Statements.
21.1	Subsidiaries of the Company (filed herewith).
24	Power of Attorney (included with the signature page hereof).
99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to Commission Release 34-47551 this certification shall not be deemed to be filed with the Commission but shall be deemed to accompany this report.

ASCENT MEDIA GROUP, INC.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page

Independent Auditors’ Report	F-2
Consolidated Balance Sheets at December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001, the Seven Months Ended December 31, 2000, and the Five Months Ended May 31, 2000	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2002 and 2001, the Seven Months Ended December 31, 2000, and the Five Months Ended May 31, 2000
F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001, the Seven Months Ended December 31, 2000, and the Five Months Ended May 31, 2000	F-7
Notes to Consolidated Financial Statements	F-8
Schedule II: Valuation and Qualifying Accounts for the Years Ended December 31, 2002 and 2001, the Seven Months Ended December 31, 2000, and the Five Months Ended May 31, 2000	F-37

Schedules other than those listed above have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Independent Auditors’ Report

The Shareholders and Board of Directors
Ascent Media Group, Inc.:

     We have audited the accompanying consolidated financial statements of Ascent Media Group, Inc. (formerly known as Liberty Livewire Corporation) and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Media Group, Inc. (formerly known as Liberty Livewire Corporation) and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000, and the five months ended May 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective June 9, 2000, Liberty Media Corporation obtained a controlling interest in Ascent Media Group, Inc. (formerly known as Liberty Livewire Corporation) in a business combination accounted for as a purchase. As a result of the business combination, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and thereof, is not comparable.

     As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and accordingly, has changed its method of accounting for goodwill and other intangible assets for the year ended December 31, 2002.

/s/   KPMG LLP

February 18, 2003

Los Angeles, California

ASCENT MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$11,998	$23,433
Trade receivables, net	96,091	96,696
Inventories	4,314	4,016
Deferred income taxes, net	6,176	5,006
Prepaid expenses and other current assets	15,862	14,237

Total current assets	134,441	143,388

Property, plant and equipment, net	300,497	316,077
Goodwill and other intangible assets, net	343,057	448,909
Other assets, net	15,331	11,317

Total assets	$793,326	$919,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$18,928	$19,129
Accounts payable	31,280	38,906
Accrued expenses and other current liabilities	61,266	76,345

Total current liabilities	111,474	134,380

Long-term debt and capital lease obligations	383,056	424,556
Convertible subordinated notes, net	205,299	183,685
Due to parent company, net	14,107	5,439
Deferred income taxes, net	1,506	5,006
Other liabilities	9,661	13,177

Total liabilities	725,103	766,243

Commitments and contingencies (See Note 15)
Stockholders’ Equity:
Common Stock:
Class A; authorized 300,000,000 shares of $0.01 par value; 4,884,559 and 5,334,022 issued and outstanding at December 31, 2002 and 2001, respectively	49	53
Class B; authorized 100,000,000 shares of $0.01 par value; 52,341,164 and 34,393,330 issued and outstanding at December 31, 2002 and 2001, respectively	523	344
Additional paid-in capital	653,842	617,933
Treasury stock; 16,251 and 1,508 shares at cost at December 31, 2002 and 2001, respectively	(124)	(28)
Accumulated deficit	(581,268)	(446,082)
Other	161	(1,356)
Accumulated other comprehensive loss	(4,960)	(17,416)

Total stockholders’ equity	68,223	153,448

Total liabilities and stockholders’ equity	$793,326	$919,691

See accompanying notes to consolidated financial statements

ASCENT MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)

	Ascent Media			Todd-AO

	Year Ended	Year Ended	Seven Months	Five Months
	December 31,	December 31,	Ended December 31,	Ended May 31,
	2002	2001	2000	2000

Net revenues	$539,333	$592,732	$253,099	$53,243
Cost of services	322,007	370,191	161,633	36,563

Gross profit	217,326	222,541	91,466	16,680

Operating expenses:
Selling, general and administrative	130,037	126,783	57,352	9,160
Depreciation and amortization	67,272	128,603	51,545	6,925
Non-cash compensation (income) expense	(48)	4,293	(29,577)	—
Impairment of goodwill, intangible and long-lived assets	83,718	307,932	—	—
Restructuring and other charges	(435)	5,558	—	—

Total operating expenses	280,544	573,169	79,320	16,085

Income (loss) from operations	(63,218)	(350,628)	12,146	595

Interest expense, net	64,820	63,119	19,132	1,641
Other (income) expense, net	(14,515)	10,974	(872)	1,070

Loss before income taxes and change in accounting principle	(113,523)	(424,721)	(6,114)	(2,116)
Provision (benefit) for income taxes	1,436	11,568	3,679	(441)

Loss before change in accounting principle	(114,959)	(436,289)	(9,793)	(1,675)
Change in accounting principle	(20,227)	—	—	—

Net loss	$(135,186)	$(436,289)	$(9,793)	$(1,675)

Weighted average number of common and common equivalent shares outstanding:

Basic and diluted	43,971,836	37,858,123	34,463,373	10,768,773

Net loss per common share – basic and diluted:
Loss before change in accounting principle	$(2.61)	$(11.52)	$(0.28)	$(0.16)
Change in accounting principle	(.46)	—	—	—

Net loss per common share	$(3.07)	$(11.52)	$(0.28)	$(0.16)

See accompanying notes to consolidated financial statements

ASCENT MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except share data)

	Class A		Class B		Additional	Retained Earnings
					Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)

Balance at December 31, 1999	8,951,404	91	1,747,178	17	47,089	21,881
Exercise of stock options	151,318	—	—	—	776	—
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,675)

Balance at May 31, 2000	9,102,722	91	1,747,178	17	47,865	20,206
Conversion of equity in Todd Merger	(4,828,403)	(48)	4,772,729	48	91,474	(20,206)
Unearned stock compensation	—	—	—	—	(2,458)	—
Exercise of stock options	348,959	4	296,039	3	1,413	—
Stock issued for acquisitions	683,465	6	24,796,770	248	413,974	—
SAR adjustments	—	—	—	—	—	—
Contribution to capital	—	—	—	—	17,918	—
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,793)

Balance at December 31, 2000	5,306,743	53	31,612,716	316	570,186	(9,793)
Stock compensation	—	—	—	—	1,661	—
Issuance of stock	28,787	—	—	—	252	—
Beneficial conversion on subordinated debt	—	—	—	—	25,475	—
SAR adjustments	—	—	—	—	—	—
Contribution to capital	—	—	—	—	2,496	—
Purchase of treasury shares	(1,508)	—	—	—	—	—
Payment of interest on convertible subordinated notes	—	—	2,780,614	28	17,863	—
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	—	(436,289)

Balance at December 31, 2001	5,334,022	$53	34,393,330	$344	$617,933	$(446,082)
Stock compensation	—	—	—	—	2,799	—
Issuance of stock	6,261	—	7,510,981	75	13,218	—
SAR adjustments	—	—	—	—	135	—
Redemption of stock	(440,981)	(4)			(1,407)	—
Purchase of treasury shares	(14,743)	—	—	—	—	—
Payment of interest on convertible subordinated notes	—	—	10,436,853	104	21,164	—
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	—	(135,186)

Balance at December 31, 2002	4,884,559	$49	52,341,164	$523	$653,842	$(581,268)

See accompanying notes to consolidated financial statements

			Accumulated
			Other
	Treasury		Comprehensive
	Stock	Other	Income (Loss)	Total

Balance at December 31, 1999	(47)	—	(171)	68,860
Exercise of stock options	—	—	—	776
Other comprehensive income	—	—	5,643	5,643
Net loss	—	—	—	(1,675)

Balance at May 31, 2000	(47)	—	5,472	73,604
Conversion of equity in Todd Merger	28	(2,858)	—	68,438
Unearned stock compensation	—	2,585	—	127
Exercise of stock options	—	—	—	1,420
Stock issued for acquisitions	—	—	—	414,228
SAR adjustments	—	(409)	—	(409)
Contribution to capital	—	—	—	17,918
Other comprehensive loss	—	—	(12,406)	(12,406)
Net loss	—	—	—	(9,793)

Balance at December 31, 2000	(19)	(682)	(6,934)	553,127
Stock compensation	—	179	—	1,840
Issuance of stock	—	—	—	252
Beneficial conversion on subordinated debt	—	—	—	25,475
SAR adjustments	—	(853)	—	(853)
Contribution to capital	—	—	—	2,496
Purchase of treasury shares	(9)	—	—	(9)
Payment of interest on convertible subordinated notes	—	—	—	17,891
Other comprehensive loss	—	—	(10,482)	(10,482)
Net loss	—	—	—	(436,289)

Balance at December 31, 2001	$(28)	$(1,356)	$(17,416)	$153,448
Stock compensation	—	255	—	3,054
Issuance of stock	—	—	—	13,293
SAR plan adjustments		1,262		1,397
Redemption of stock	—	—	—	(1,411)
Purchase of treasury shares	(96)	—	—	(96)
Payment of interest on convertible subordinated notes	—	—	—	21,268
Other comprehensive loss	—	—	12,456	12,456
Net loss	—	—	—	(135,186)

Balance at December 31, 2002	$(124)	$161	$(4,960)	$68,223

See accompanying notes to consolidated financial statements

ASCENT MEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Ascent Media			Todd-AO

			Seven	Five
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	May 31,
	2002	2001	2000	2000

Cash flows from operating activities:
Net loss	$(135,186)	$(436,289)	$(9,793)	$(1,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,272	128,603	51,545	6,925
Non-cash interest expense	27,666	25,507	—	—
Amortization of discount	3,462	2,968	—	—
Change in market value of derivative	(8,314)	2,119	—	—
Non-cash compensation expense	(48)	4,293	(29,577)	—
Impairment of long-lived assets	83,718	307,932	—	—
Change in accounting principle	20,227
Restructuring and other charges	(435)	5,388	—	—
Deferred income taxes (benefit), net	(4,670)	5,541	12,995	565
Realized loss on sale of marketable securities	—	1,402	—	—
(Gain) loss on disposal of fixed assets	(1,766)	9,867	—	—
Gain on sale of Triumph	(1,599)	—	—	—
Other	424	(1,323)	—	—
Changes in assets and liabilities (net of acquisitions):
Trade receivables, net	1,676	17,867	(7,442)	2,469
Inventories, prepaid expenses and other assets	(7,858)	9,398	(2,000)	(115)
Accounts payable, accrued expenses and other liabilities	(5,407)	(22,918)	2,401	(2,021)
Due to/from parent company	8,668	3,917	(7,246)	—
Other non-current liabilities	(5,193)	9,309	866	(1,695)

Net cash flows provided by operating activities	42,637	73,581	11,749	4,453

Cash flows from investing activities:
Proceeds from sales of marketable securities and investments	—	7,834	—	1,951
Purchases of marketable securities and investments	—	(300)	(5,093)	—
Proceeds from disposal of fixed assets	4,791	14,475	—	—
Capital expenditures	(55,352)	(73,705)	(76,700)	(4,038)
Acquisitions, net of cash acquired	—	(140,014)	(23,607)	—
Other assets	—	—	—	(1,669)

Net cash flows used in investing activities	(50,561)	(191,710)	(105,400)	(3,756)

Cash flows from financing activities:
Borrowings of long-term debt	8,955	53,384	384,472	400
Payments of long-term debt and capital lease obligations	(45,883)	(46,508)	(385,485)	(2,669)
Borrowings under convertible subordinated notes	18,151	113,738	92,454	—
Proceeds from exercise of stock options	—	—	5,366	776
Proceeds from issuance of common stock	13,293	—	7,053	—
Purchase of treasury stock	(96)	(757)	23	—
Redemption of stock	(1,411)	—	—	—

Net cash flows (used in) provided by financing activities	(6,991)	119,857	103,883	(1,493)

Effect of exchange rate changes on cash	3,480	2,239	(203)	(67)

Net (decrease) increase in cash and cash equivalents	(11,435)	3,967	10,029	(863)
Cash and cash equivalents at beginning of period	23,433	19,466	9,437	10,300

Cash and cash equivalents at end of period	$11,998	$23,433	$19,466	$9,437

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$35,748	$35,834	$18,583	$2,689

Income taxes	$1,874	$1,611	$2,406	$—

Non-cash investing and financing activities:
Capital lease obligations incurred on equipment	$—	$14,354	$—	$—

Stock issued for payment of interest on convertible subordinated notes	$21,268	$17,891	$—	$—

Divestiture of Triumph	$(1,599)	$—	$—	$—

See accompanying notes to consolidated financial statements

ASCENT MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, CHANGE IN CONTROL AND BASIS OF PRESENTATION

     Organization — Ascent Media Group, Inc. (“Ascent Media” or the “Company”) provides services necessary to complete the creation of original content including feature films, television shows, television commercials, music videos, promotional and identity campaigns and corporate communications programming; services necessary to facilitate the global maintenance, management and distribution of existing content libraries; and services necessary to assemble and distribute programming for cable and broadcast networks via fiber, satellite and the Internet.

     The Company’s assets and operations are primarily comprised of the assets and operations of the following ten companies acquired during 2001 and 2000: Four Media Company (“4MC”); Virgin Media Group Limited (“Virgin”);, the sound post-production and certain related businesses of SounDelux Entertainment Group of Delaware, Inc. (“Soundelux”); Triumph Communications, Inc. (“Triumph”); Video Services Corporation (“VSC”); Group W Network Services and 100% of the capital stock of Asia Broadcast Centre Pte. Ltd. and Group W Broadcast Pte. Ltd. (collectively “GWNS”); Livewire Network Services, LLC (“LNS”); Soho Group Limited (“Soho”); Visiontext Limited (“Visiontext”); and Cinram-POP DVD Center LLC (“Cinram-POP”). The combination and integration of the acquired entities allows the Company to offer its clients a range of services, from image capture to “last mile” distribution, a complete outsourcing solutions for the technical and creative requirements.

     Change in Control — On June 9, 2000, the stockholders of the Company, then called The Todd-AO Corporation, approved a series of transactions including: (1) a reclassification of the existing common stock of Todd-AO; (2) the merger of B-Group Merger Corp., as a wholly-owned subsidiary of Liberty Media Corporation, with and into Todd-AO, and related merger proposals, referred to as the Todd Merger; (3) certain post-merger business combinations set forth in an agreement between Todd-AO and Liberty Media Corporation, dated as of February 11, 2000; and (4) the change of Todd-AO’s name to Liberty Livewire Corporation. On November 20, 2002, the Company changed its name from Liberty Livewire Corporation to Ascent Media Group, Inc.

     In the Todd Merger, each issued and outstanding share of Todd-AO common stock was converted into the right to receive 0.4 shares of Ascent Media Class A common stock and 0.5 shares of Liberty Media Group Class A common stock, a tracking stock held by AT&T Corporation (“AT&T”). Liberty Media’s aggregate ownership interest in the Company as of December 31, 2002 consists of both the Company’s Class A common stock and Class B common stock, representing over 91% of the Company’s outstanding equity. Liberty Media beneficially holds and controls all of Ascent Media’s outstanding Class B common stock both directly and indirectly through its wholly owned subsidiary, Liberty LWR, Inc., and through Liberty LWR, Inc.’s majority owned subsidiary, Liberty Livewire Holdings, Inc. This ownership gives Liberty Media approximately 99% voting control of the Company.

     Until August 10, 2001, Liberty Media was an indirect wholly owned subsidiary of AT&T Corporation. Its former parent, Tele-Communications, Inc. (“TCI”), was acquired by AT&T in March 1999. Liberty Media and its subsidiaries constituted all of the businesses and assets of the Liberty Media Group. Liberty Media Group Class A common stock and Liberty Media Group class B common stock, were tracking stocks of AT&T that were intended to reflect the economic performance of the Liberty Media Group. On August 10, 2001, Liberty Media Corporation split-off from AT&T and began trading as an independent publicly held company. In the split-off, each share of Liberty Media Group Class A and Class B common stock were redeemed, on a one-for-one basis, for one share of Liberty Media Corporation’s Series A and Series B common stock, respectively.

     Basis of Presentation - Due to the level of ownership of the Company obtained by Liberty Media as a result of the Todd Merger, as discussed above, and Liberty Media’s contribution of 4MC to the Company as further described in Note 5, Liberty Media applied “push down” accounting and transferred to the Company the estimated fair value adjustments relating to the assets and liabilities of Todd-AO at June 9, 2000. The assets and liabilities of 4MC have been recorded at Liberty Media’s historical value including fair value adjustments resulting from the acquisition of 4MC by Liberty Media.

     On August 10, 2000, the Board of Directors of the Company approved the change of the Company’s fiscal year end from August 31 to December 31.

     The accompanying statements of operations, cash flows and stockholders’ equity for the five months ended May 31, 2000 represent the results of operations of Todd-AO before its acquisition by Liberty Media. The consolidated financial statements for the years ended December 31, 2002 and 2001, and the seven months ended December 31, 2000 represent the consolidated financial condition and results of operations of the Company after giving effect to the Todd Merger. For financial statement purposes, the acquisition by Liberty Media is deemed to have occurred on June 1, 2000.

2. SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies used in preparation of the accompanying consolidated financial statements. Such policies are in accordance with accounting principles generally accepted in the United States of America and have been consistently applied. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses for each reporting period. The significant estimates made in preparation of the Company’s consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, and the amount of the allowance for doubtful accounts. While management believes that the carrying value of such assets and liabilities is adequate as of December 31, 2002 and 2001, actual results could differ from the estimates upon which the carrying values were based.

     Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all significant intercompany transactions and accounts.

     Cash Equivalents – The Company considers investments with original purchased maturities of three months or less to be cash equivalents.

     Trade Receivables – Trade receivables are shown net of an allowance based on historical collection trends and management’s judgment on the collectibility of these accounts. These collection trends, as well as prevailing and anticipated economic conditions, are routinely monitored by management, and any adjustments required are reflected in current operations. The allowance for doubtful accounts as of December 31, 2002 and 2001 was $9.0 million and $12.0 million, respectively.

     Concentration of Credit Risk and Significant Customers – For the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000, and the five months ended May 31, 2000, no single customer accounted for more than 10% of consolidated revenues.

     Inventories – Inventories are valued at the lower of cost or market using the first in, first out method. Inventories are primarily comprised of unused audio and video tapes.

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

     Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the assets’ estimated useful lives. Principal lives are as follows: buildings, 10-20 years; equipment, 3-5 years. Leaseholds, leasehold improvements, and lease acquisition costs are amortized over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are charged to expense as incurred. Depreciation expense for property, plant and equipment was $64.2 million, $83.9 million, $30.4 million and $6.4 million for the year ended December 31, 2002 and 2001, seven months ended December 31, 2000, and five months ended May 31, 2000, respectively.

     Goodwill and Non-amortizable Other Intangible Assets– Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and ceased amortizing goodwill and non-amortizable other intangible assets. In accordance with SFAS No. 142, the Company reviews the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The effect of the adoption was to record a transitional impairment of $20.2 million during the first quarter of fiscal 2002 reflected as a change in accounting principle on the statements of operations.

     Other Intangible Assets –Amortizable other intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 to 5 years.

     Long-Lived Assets –Management reviews the realizability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the value and future benefits of long-term assets, their carrying value is compared to management’s best estimate of undiscounted future cash flows over the remaining amortization period. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

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

     As a result of losses, convertible subordinated notes, warrants and stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive are as follows: 36,303,057 for the year ended December 31, 2002, 29,251,674 for the year ended December 31, 2001, 11,745,357 for the seven months ended December 31, 2000 and 849,391 for the five months ended May 31, 2000.

     Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. Notes payable are carried at amounts approximating fair value based on current rates offered to the Company for debt with similar terms.

     Interest Rate Swap Agreements – The Company utilizes interest rate swap agreements to manage interest rate exposures and accounts for these swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133. The Company records all derivatives on the balance sheet at fair value. The Company has one swap which is a freestanding derivative instrument and changes in fair value are reflected in earnings. The Company also has two swaps which are hedging instruments and changes in fair value are reflected in accumulated other comprehensive income.

     Revenue Recognition – Revenues from post production related services are recognized primarily based upon the number of hours of work performed each month and the agreed upon billing rate. Revenues for certain Network related services are recognized when services are provided. Revenues on other long-term contracts are recorded on the basis of the estimated percentage of completion of individual contracts. Estimated losses on long-term contracts are recognized in the period in which a loss becomes evident.

     Stock-Based Compensation – The Company has one stock-based employee compensation plan, which is more fully described in Note 12. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Ascent Media			Todd - AO

	Year Ended	Year Ended	Seven Months	Five Months
	December 31,	December 31,	Ended December 31,	Ended May 31,
	2002	2001	2000	2000

Net loss as reported	$(135,186)	$(436,289)	$(9,793)	$(1,675)
Stock-based employee compensation expense included in reported net loss	3,189	1,625	—	—
Stock-based employee compensation expense determined under fair value based method for all awards	(4,256)	(4,633)	—	(52)

Adjusted net loss	$(136,253)	$(439,297)	$(9,793)	$(1,727)

Net loss per share
As reported basic and diluted	$(3.07)	$(11.52)	$(0.28)	$(0.16)

Adjusted basic and diluted	$(3.10)	$(11.60)	$(0.28)	$(0.16)

     Reclassifications – Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

     SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but is required to test such assets annually for impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

     Effective January 1, 2002, the Company adopted SFAS No. 142 and in accordance with its provisions, the Company recorded, during the first quarter of fiscal 2002, a transitional impairment charge of $20.2 million against goodwill related to its Entertainment Television reporting unit, which is part of the Creative Services Group. Such charge has been reflected as a cumulative effect of a change in accounting principle. Also, the Company recorded a goodwill impairment charge of $83.7 million during the fourth quarter of fiscal 2002, as a result of its annual impairment test of goodwill in accordance with SFAS No. 142. Of this impairment charge, $56.8 million related to the Entertainment Television reporting unit and $26.9 million related to the Commercial Television reporting unit, both part of the Creative Services Group. Fair value of each reporting unit was determined through the use of an outside independent valuation consultant. The consultant used both the income approach and market approach in determining fair value.

     In accordance with SFAS No. 142, the Company has ceased amortizing goodwill totaling $421.7 million as of the beginning of fiscal year 2002 and $17.5 million of acquired assembled workforce previously classified as identifiable intangible assets. Additionally, in accordance with SFAS No. 142, the Company has ceased amortizing $1.7 million of tradenames classified as intangible assets. As a result, for the year ended December 31, 2002, the Company did not recognize $27.8 million of amortization expense that would have been recognized had the previous standards been in effect.

     The following table presents other intangible assets subject to amortization and estimated future amortization under the provisions of SFAS No. 142 as of December 31, 2002 (in thousands):

Other intangible assets
Employment agreements	$8,188
Non-compete agreements	2,840

11,028
Accumulated amortization	(5,625)

$5,403

Estimated amortization expense
2003	2,186
2004	2,186
2005	1,031

$5,403

     For the year ended December 31, 2002, the Company recorded $2.3 million of amortization expense for other intangible assets.

     The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for fiscal 2001 and 2000 (amounts in thousands, except per share data):

	Ascent Media			Todd-AO

			Seven
	Year Ended	Year Ended	Months Ended	Five Months
	December 31,	December 31,	December 31,	Ended May 31,
	2002	2001	2000	2000

Reported net loss	$(135,186)	$(436,289)	$(9,793)	$(1,675)
Amortization of goodwill	—	31,606	15,265	1,031
Amortization of acquired assembled workforce intangible assets	—	8,215	3,489	—
Income tax effect	—	—	(1,057)	(208)

Net adjustments	—	39,821	17,697	823
Adjusted net (loss) income	$(135,186)	$(396,468)	$7,904	$(852)

Reported net (loss) income per share — basic and diluted	$(3.07)	$(11.52)	$(.28)	$(.16)

Adjusted net (loss) income per share — basic	$(3.07)	$(10.47)	$.23	$(.08)

Adjusted net (loss) income per share — diluted	$(3.07)	$(10.47)	$.18	$(.08)

4. IMPAIRMENT AND RESTRUCTURING CHARGES

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

     The following table provides the activity and balances of the restructuring reserve account for the years ended December 31, (in thousands):

	Opening			Ending
	Balance	Additions	Deductions	Balance

Excess facility costs	$5,133	$—	$—	$5,133
Employee separations	425	—	170	255

December 31, 2001	$5,558	$—	$170	$5,388

Excess facility costs	$5,133	$—	$2,906	$2,227
Employee separations	255	—	255	—

December 31, 2002	$5,388	$—	$3,161	$2,227

5. ACQUISITIONS

     On April 10, 2000, Liberty Media acquired Four Media Company (“4MC”) for $123.3 million in cash plus 3,182,300 shares of Class A Liberty Media tracking stock valued at $137.7 million, converted 4MC vested options into stock appreciation rights valued at $52.9 million, and issued a warrant valued at $7.8 million. The total consideration was allocated based on the estimated fair values of the assets and liabilities acquired with the excess consideration of $270.7 million recorded as goodwill and $19.8 million as identifiable intangible assets. On May 31, 2000, 4MC acquired six entities from the Virgin Media Group Limited (“Virgin”) for $39.5 million in cash. The consideration was allocated based on the estimated fair values of the assets and liabilities acquired with the excess consideration of $21.1 million recorded as goodwill. On June 9, 2000, Liberty Media contributed all of the issued and outstanding shares of 4MC to the Company in exchange for 16,614,952 shares of the Company’s Class B common stock, valued at $279.7 million pursuant to a Contribution Agreement between Liberty Media and the Company. The assets and liabilities of 4MC, including Virgin, were recorded based on Liberty Media’s historical values, which includes the effect of Liberty Media’s acquisitions of 4MC and Virgin. Assets acquired were $291.6 million (including cash of $14.1) and liabilities assumed were $302.5 million. 4MC provides technical and creative services to owners, producers and distributors of television programming, television commercials, feature films and other entertainment content. 4MC’s California facilities are located in Los Angeles, Hollywood, Burbank and Santa Monica. It has international facilities in Mexico City, Mexico; London, England; and the Republic of Singapore.

     On July 19, 2000, a wholly-owned subsidiary of Liberty Media (“Liberty Sub”), acquired Soundelux, which consists of certain of the assets and operations of SounDelux Entertainment Group of Delaware, Inc. Immediately following the closing of this asset purchase, Liberty Media contributed 100% of its ownership interest in Liberty Sub to the Company in exchange for 8,181,818 shares of the Company ‘s Class B common stock pursuant to a previously negotiated contribution agreement between Liberty Media and the Company. The acquisition has been accounted for as a purchase and the acquisition cost of $90.0 million has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired were $12.3 million and liabilities assumed were $4.0 million with the excess consideration of $71.0 million recorded as goodwill and $10.7 million as identifiable intangible assets. The Company’s consolidated financial statements have incorporated Soundelux’s activity from the effective date of the acquisition. Soundelux provides sound design and re-recording services for feature films, television, advertising and new media. Soundelux operations are located in Los Angeles, California.

     On July 25, 2000, the Company acquired (i) Triumph Communications Inc., (ii) Triumph Communications & Fiber Services, LLC, (iii) Triumph Communications & Leasing Services Inc., (iv) American Simulcast Corp., and (v) The Triumph Switch Company LLC (collectively, “Triumph”) in exchange for a cash payment to the seller totaling $5.7 million, forgiveness of existing notes payable to the Company from Triumph totaling $4.5 million, and 705,554 shares of the Company’s Class A common stock which had an aggregate market value at the time of issuance of

$44.6 million, partially offset by $1.7 million of cash acquired. The acquisition has been accounted for as a purchase and the acquisition cost of $53.1 million has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired were $3.5 million and liabilities assumed were $7.2 million with the excess consideration of $53.6 million recorded as goodwill and $3.2 million as identifiable intangible assets. The Company’s consolidated financial statements have incorporated Triumph’s activity from the effective date of the acquisition. Triumph, located in New York City, designs, engineers and implements video transmission services for clients seeking to distribute or transport content including cable networks, broadcasters, news, sports, infomercials, and corporate organizations. Services provided include fiber optic, satellite, compression system, encoding and encryption, and IRD sales and authorization. Triumph was sold on December 23, 2002, which is discussed further in Note 6 below.

     On August 11, 2000, a wholly owned subsidiary of the Company in the United Kingdom acquired all of the outstanding shares of Soho Group Limited (“Soho”) for $27.0 million in cash (net of approximately $200,000 of cash acquired). The acquisition has been accounted for as a purchase and the acquisition costs were allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired were $21.0 million and liabilities assumed were $2.8 million with the excess consideration of $8.7 million recorded as goodwill. The Company’s consolidated financial statements have incorporated Soho’s activity from the effective date of the acquisition. Soho provides services primarily to the commercial advertising industry including negative developing, negative cutting services (using a proprietary computerized technology), film to digital media transfer, 2D and 3D compositing and animation and television commercial finishing.

     On October 9, 2000, a wholly owned subsidiary of the Company in the United Kingdom acquired all of the outstanding shares of Visiontext Limited (“Visiontext”) for $2.9 million in cash (net of approximately $300,000 of cash acquired) plus a note payable to the sellers for $1.9 million. The acquisition has been accounted for as a purchase and the acquisition costs of $4.8 million were allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired were $1.3 million and liabilities assumed were $757,000 with the excess consideration of $4.3 million recorded as goodwill. The Company’s consolidated financial statements have incorporated Visiontext’s activity from the effective date of the acquisition. Visiontext is located in London, England and Los Angeles, California and provides subtitling services to commercial advertising and home video markets.

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

     Pursuant to the terms of a contribution agreement between Liberty Media and the Company, Liberty Media contributed the equity of VSC to the Company on December 22, 2000. In consideration for the contribution of VSC, the Company issued to Liberty Media a convertible promissory note in the principal amount of $92.5 million. The convertible note was issued to Liberty Media under the terms of the Liberty Subordinated Credit Agreement. An additional $9.6 million was paid by the Company to pay down debt of VSC. The total value of the consideration paid by the Company in connection with the contribution of VSC was $102.1 million.

     As part of the contribution of VSC from Liberty Media to the Company, the Company assumed Liberty Media’s acquisition basis of $119.7 million. The $17.6 million difference between the $119.7 million paid by Liberty Media and the $102.1 million paid by the Company has been accounted by the Company as a contribution to the capital of the Company . The acquisition has been accounted for as a purchase and the acquisition cost of $119.7 million was allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired were $69.4 million and liabilities assumed were $33.5 million, with $77.7 million of the excess consideration recorded as goodwill and the remaining $6.1 million of the excess consideration recorded as identifiable intangible assets. The Company’s consolidated financial statements have incorporated VSC’s activity from the effective date of the acquisition. VSC provides engineering, production and distribution services for the video and broadcast industries, nationally and internationally. It has locations in New York, New Jersey, Florida, and California.

     On January 5, 2001, the Company entered into an agreement pursuant to which it purchased a 1% ownership interest in Livewire Network Services, LLC (“LNS”) from an affiliate of Liberty Media in exchange for $300,000 in cash. Simultaneously, the Company and Liberty Media entered into a formal operating agreement (the “Operating Agreement”) under which the Company was appointed as manager of LNS. The Operating Agreement contained a put-call provision, pursuant to which on September 6, 2001 the Company acquired the remaining 99% ownership interests of LNS for $31.3 million (net of $425,000 of cash acquired) financed from debt from the Liberty

Subordinated Credit Agreement. The tangible assets, goodwill and liabilities of LNS were recorded based on Liberty Media’s historical values of $8.5 million, $25.6 million and $2.8 million, respectively. LNS provides operational, installation, maintenance and support services for satellite communication systems and their users. LNS is located in Melbourne, Florida and is included in the Network Services Group for segment reporting.

     On February 1, 2001, the Company acquired substantially all of the U.S. assets of Group W Network Services, from Viacom, Inc., including 100% of the capital stock of Asia Broadcast Centre Pte., Ltd. and Group W Broadcast Pte., Ltd. (collectively, “GWNS”). The acquisition was financed in part with debt from the Liberty Subordinated Credit Agreement, in the amount of $82.0 million, other borrowings from Liberty Media evidenced by additional non-convertible subordinated notes in the aggregate amount of $13.8 million, $13.4 million from the Company’s revolving credit facility and $1.5 million of cash from operations. The acquisition has been accounted for as a purchase and the acquisition cost of $108.2 million (net of $2.5 million of cash acquired) has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired and liabilities assumed were $60.1 million and $18.9 million, respectively, with the excess consideration of $67.0 million recorded as goodwill. The Company’s consolidated financial statements have incorporated GWNS’s activity from the effective date of the acquisition. GWNS provides production and distribution services for the broadcast and cable industries from locations in the Republic of Singapore, Minneapolis, Minnesota and Stamford, Connecticut.

     On August 23, 2001, the Company acquired the remaining 51% of Cinram-POP DVD Center LLC (“Cinram-POP”), which it did not already own from Cinram U.S. Holdings, Inc. The acquisition has been accounted for as a purchase and the acquisition cost of $536,000 (net of $295,000 of cash acquired) has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired and liabilities assumed were approximately $796,000 and $209,000 respectively. Subsequent to the elimination of the Company’s $432,000 equity investment in the Cinram-POP joint venture, excess consideration of $381,000 was recorded as goodwill. The Company’s consolidated financial statements have incorporated Cinram-POP’s activity under the equity method through September 6, 2001, and consolidated thereafter. Goodwill will not be amortized for this transaction pursuant to SFAS No. 142, as described in Note 3. Cinram-POP provides DVD design, authoring and encoding services to the home video market. Cinram-POP is located in Santa Monica, California and is included in the Media Management Services Group for segment reporting.

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

     Included in the unaudited proforma net loss is goodwill amortization expense of $31.6 million and $16.3 for the years ended December 31, 2001 and 2000, respectively. As discussed in Note 3, the Company has ceased amortizing goodwill effective January 1, 2002.

     The following table provides supplemental disclosure related to the Company’s fiscal year 2001 acquisitions (in thousands):

	GWNS	Cinram-POP	LNS

Assets acquired
Trade and other receivables, net	$7,203	$425	$681
Inventories, prepaid and other assets	6,243	9	1,075
Property, plant and equipment	46,622	362	6,727
Goodwill	67,041	381	25,597
Liabilities assumed
Accounts payable, accrued expenses and other	(5,129)	(209)	(2,768)
Long-term debt and capital lease obligations	(13,814)	—	—
Elimination of the Company’s investment in Cinram-POP	—	(432)	—

Net assets acquired	$108,166	$536	$31,312

     The following table provides supplemental disclosure related to the Company’s fiscal year 2000 acquisitions (in thousands):

	4MC	Soundelux	Triumph	Soho	Visiontext	VSC

Assets acquired
Cash	$14,066	$—	$—	$—	$—	$696
Trade and other receivables,	46,723	4,154	218	4,470	620	20,683
Inventories, prepaid and other	13,627	1,777	669	223	15	5,860
Deferred income taxes, net	21,504	—	40	—	—	6,911
Property, plant and equipment	195,680	6,324	2,539	16,316	656	35,208
Goodwill	270,744	71,042	53,566	8,732	4,314	77,681
Identifiable intangible assets	19,820	10,730	3,190	—	—	6,090
Liabilities assumed
Accounts payable, accrued expenses and other	(70,580)	(4,027)	(6,832)	(1,924)	(757)	(24,764)
Long-term debt and capital lease obligations	(231,922)	—	(332)	(848)	—	(8,702)

Net assets acquired	$279,662	$90,000	$53,058	$26,969	$4,848	$119,663

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

$—

6. DIVESTITURE

     On December 23, 2002, the Company sold to Leafco Communications, Inc. all of its equity interest in Triumph for nominal consideration plus the assumption of net liabilities in the amount of $4.0 million. In connection with this sale, the Company entered into an agreement to loan the buyer an amount not to exceed $4.0 million. As of date of this report, such loan agreement has been terminated by the parties and the buyer has repaid to the Company all monies advanced to buyer pursuant to this loan. In connection with this loan termination, the Company entered into an agreement to loan Rapco Enterprises, Inc., an affiliate of Leafco Communications, Inc., $2.0 million. The above transactions, in the aggregate resulted in a gain from the divestiture of $1.6 million.

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     The following table provides additional detail related to the Company’s consolidated balance sheets (in thousands):

	2002	2001

Prepaid expenses and other current assets
Prepaid expenses	$11,882	$9,387
Security deposits	623	1,307
Income tax receivable	2,635	1,732
Other receivables	722	1,811

	$15,862	$14,237

Property, plant and equipment, net
Land	$71,343	$63,079
Buildings	126,266	125,354
Equipment	184,133	275,389
Accumulated depreciation	(81,245)	(147,745)

	$300,497	$316,077

Goodwill, net
Goodwill	$335,219	$421,670

	$335,219	$421,670

Other intangible assets, net
Assembled workforce	$—	$17,510
Employment agreements	8,188	8,188
Non-compete agreements	2,840	3,414
Tradenames	2,435	1,694
Accumulated amortization	(5,625)	(3,567)

	$7,838	$27,239

Other assets, net
Long term receivable	$107	$66
Investments	4,493	2,408
Other assets	10,731	8,843

	$15,331	$11,317

Accrued expenses and other current liabilities
Payroll and related expenses	$19,082	$16,267
Interest and interest rate swap	7,252	14,638
Deferred revenues	6,278	9,062
Restructuring and severance	2,227	5,388
Taxes and other	26,427	30,990

	$61,266	$76,345

Other liabilities
Deferred rent and deposits	$5,161	$5,226
Other liabilities	2,495	5,045
Income taxes payable – non current	2,005	2,906

	$9,661	$13,177

8. LONG-TERM DEBT

     The Company’s long-term debt at December 31, consisted of the following (in thousands):

	2002	2001

Revolver	$187,236	$208,800
Term loan A	118,750	125,000
Term loan B	57,330	57,915
Convertible subordinated notes	224,343	206,192
Discount on convertible subordinated notes	(19,044)	(22,507)
Real property mortgage notes	24,269	21,328
Capital lease obligations and other	14,399	30,642

	607,283	627,370
Less: current maturities	(18,928)	(19,129)

	$588,355	$608,241

     Borrowings have the following scheduled maturities (in thousands):

2003	$18,928
2004	27,572
2005	44,197
2006	243,268
2007	55,879
Thereafter	217,439

$607,283

     Senior Credit Agreement

          Overview

     At December 31, 2002, $363.9 million was outstanding under the Senior Credit Agreement (including Letters of Credit of $.6 million) and $3.7 million was available for future borrowings, subject to the terms of the Senior Credit Agreement. During the year ended December 31, 2002, the Company repaid $33.4 million under the Senior Credit Agreement. During the year ended December 31, 2002, the Company borrowed $5.0 million under the Senior Credit Agreement which was primarily used to fund capital expenditures and working capital.

          Background

     The Company entered into the Senior Credit Agreement, dated as of December 22, 2000, as amended by Amendment No. 1, No. 2, and No. 3, dated as of November 1, 2001, March 26, 2002, and November 13, 2002, respectively, with several lenders from time to time parties to the credit agreement, BANC OF AMERICA SECURITIES LLC, as Lead Arranger and Book Manager, BANK OF AMERICA, N.A., as administrative agent for the Lenders, SALOMON SMITH BARNEY INC., as Syndication Agent, and THE BANK OF NEW YORK COMPANY, INC., as Documentation Agent (the “Senior Credit Agreement”). Under the agreement, as amended, the Company may borrow up to $367.6 million in term and revolving loans, subject to new lenders being added to the facility and compliance with certain financial covenants and other borrowing conditions. As of December 31, 2002, the Senior Credit Agreement commitment comprised of Term loan A and Term loan B, and a revolving credit facility (the “Revolver”). Term loan A, which matures on December 22, 2006, has a commitment of $118.8 million. Term loan B, which matures on June 30, 2007, has a commitment of $57.3 million. In general, semi-annual principal payments on Term loan A began in September 2002 and continue through fiscal 2006 and semi-annual principal payments on Term loan B began in fiscal 2001 and continue through fiscal 2007. The Revolver has a commitment of $191.5 million under which loans are available through maturity on December 22, 2006, at which time all outstanding balances are due. The Revolver also includes a $25.0 million sub-limit for the issuance of standby and commercial letters of credit. As of December 31, 2002, the outstanding letters of credit totaled $.6 million. The Senior Credit Agreement loans are collateralized by substantially all of the operating assets of the Company.

     The March 26, 2002 Amendment and the November 13, 2002 Amendment each amended the Senior Credit Agreement to provide greater financial flexibility to the Company by allowing for more favorable leverage ratio tests and a more favorable fixed charge coverage ratio test. Each also removes some restrictions on transactions the Company may enter into. In consideration for the above changes, the Company agreed to (1) higher interest rates on the loans until the Company’s leverage ratio is reduced below 4.00 to 1.00, (2) new restrictions on the use of the proceeds from the sale of assets and (3) a permanent reduction of $40.0 million in the amount available for the future borrowings under the Senior Credit Agreement. After giving effect to this amendment, $3.6 million is available for future borrowings under the Senior Credit Agreement as of December 31, 2002.

     Under the Senior Credit Agreement, the Company’s Total Leverage Ratio may not exceed 4.55 to 1.00 for any measurement period from December 31, 2002 to June 30, 2003. Thereafter, the Total Leverage Ratio is reduced over subsequent measurement periods until it reaches a Total Leverage Ratio of 3.50 to 1.00 for any measurement period after January 1, 2005. At December 31, 2002, the Company’s Total Leverage Ratio was 4.12 to 1.00. The Company was not subject to a Fixed Charge Coverage Ratio at or prior to December 31, 2002. For any measurement period beginning January 1, 2003, the Company’s Fixed Charge Coverage Ratio may not be less than 0.85 to 1.00, which increases over the succeeding two quarters until October 1, 2003, when the Company’s Fixed Charge Coverage Ratio may not be less than 1.00 to 1.00 for the remainder of the term of the Senior Credit Agreement.

     Interest related to the Senior Credit Agreement is paid monthly, bi-monthly or quarterly in arrears and is based on the “Alternate Base Rate” or the “Eurodollar Rate,” whichever is applicable to the loan, plus margins based on the leverage ratio as defined in the agreement for Term loan A and the Revolver and defined margins for Term loan B. The Alternate Base Rate is a daily fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.5% or the Prime Rate. The Eurodollar Rate is the rate per annum equal to the average British Bankers Association Interest Settlement Rate for deposits in the relevant currency or an alternate base, as defined in the agreement, if that rate is unavailable. As of December 31, 2002, the effective interest rates on Term loan A, Term loan B and the Revolver borrowings were 4.65%, 5.4% and 4.68%, respectively.

     The Senior Credit Agreement requires certain financial ratios to be maintained and contains other restrictive covenants, including restrictions on incurring additional indebtedness. As of December 31, 2002, the Company was in compliance with all covenants in the Senior Credit Agreement.

     Liberty Subordinated Credit Agreement

          Overview

     At December 31, 2002, $224.3 million was outstanding under the Liberty Subordinated Credit Agreement and $81.9 million was available for future borrowings under the terms of the Liberty Subordinated Credit Agreement with the consent of, and on terms determined by, Liberty Media.

     On December 22, 2000, the Company and Liberty Media finalized the First Amended and Restated Credit Agreement (the “Liberty Subordinated Credit Agreement”), pursuant to which Liberty Media agreed to make subordinated convertible loans (“Convertible Subordinated Notes”) to the Company of $206.2 million (“Acquisition Funds”), for the funding of several acquisitions as described in Note 5. The Convertible Subordinated Notes are convertible at the option of Liberty Media at any time prior to maturity, into shares of the Company’s Class B common stock at a conversion price of $10.00 per share. If not earlier converted, the notes will become due and payable on June 30, 2008. Interest accrues on the notes at a rate of 10% per annum, payable quarterly either in cash, shares of the Company’s Class B common stock or a combination thereof, at the Company’s discretion, subject to certain limits. Under the agreement, shares of the Company’s Class B common stock issued as payment for interest are valued at 95% of the ten-day trailing average closing price of shares of the Company’s Class A common stock on the interest payment date.

     Under the Liberty Subordinated Credit Agreement, the Company has borrowed $206.2 million, which is comprised of $92.5 million, $82.0 million and $31.7 million related to the acquisitions of VSC, GWNS and LNS respectively, as described in Note 5. On the date of the GWNS draw, the fair value of common stock exceeded the conversion price by $2.81 per share and as such, a beneficial conversion of $23.0 million was recorded as a discount to the Convertible Subordinated Notes and an increase to additional paid-in capital. On the date of the LNS draw, the fair value of common stock exceeded the conversion price by $0.76 per share, and as such, a beneficial conversion of $2.4 million was recorded. The discounts are being amortized as non-cash charges to interest expense over the earlier of the remaining term of the Liberty Subordinated Credit Agreement or date of conversion. During fiscal year 2002 and 2001, approximately $3.5 million and $3.0 million, respectively, was included as a non-cash charge to interest expense in the statement of operations, related to the amortization of the total discount.

     In accordance with the terms of the Senior Credit Agreement, the Company also borrowed $13.8 million from an affiliate of Liberty Media to fund the acquisition of GWNS, as evidenced by two non-convertible notes with principal balances of $9.4 million and $4.4 million. These non-convertible notes were fully repaid during the quarter ended June 30, 2001.

     During the year ended December 31, 2002, the Company entered into three supplemental agreements under the Liberty Subordinated Credit Agreement: 1) Supplement No. 1, dated June 28, 2002; 2) Supplement No. 2, dated July 24, 2002; and; 3) Supplement No. 3, dated August 13, 2002. The Company borrowed an aggregate amount of $18.1 million pursuant to the three supplements. Proceeds from the three supplemental borrowings were used for working capital, to fund the award in an arbitration matter with Paul Dujardin (the “Arbitration Award”), capital expenditures and repayment of principal under the Senior Credit Agreement.

          Supplement No. 1 and Supplement No. 2

     The Liberty Subordinated Credit Agreement allows the Company to borrow the Acquisition Funds and up to an additional $100.0 million from Liberty Media with the consent of, and on terms determined by, Liberty Media (the “Additional Available Funds”). The parties to the Senior Credit Agreement agreed in a letter dated June 28, 2002 (the “Senior Credit Agreement Consent Letter”) and the parties to an agreement between the Company and Heller Financial Leasing, Inc. (the “Heller Credit Agreement”), agreed in a separate letter dated June 28, 2002 (the “Heller Consent Letter” and, together with the Senior Credit Agreement Consent Letter, the “June 2002 Consent Letters”), that, with respect to $25.0 million of the Additional Available Funds, (1) convertible notes could be issued that could be convertible into the Company’s Class B common stock at a price per share determined by the Company, rather than at $10.00 per share as permitted under the Senior Credit Agreement, and (2) to the extent these funds were borrowed to purchase capital assets and to fund the Arbitration Award, such borrowed funds could be repaid to Liberty Media before the Company pays amounts owed under the Senior Credit Agreement, provided that, among other conditions, such repayment is funded solely with proceeds of additional equity contributions from Liberty Media or any of its affiliates other than the Company or any of its subsidiaries. The Company’s ability to determine the conversion rights under the Liberty Subordinated Credit Agreement with respect to Additional Available Funds does not affect the conversion rights for amounts previously borrowed under the Liberty Subordinated Credit Agreement and may be determined on a case by case basis only on amounts borrowed with respect to the $25.0 million of Additional Available Funds to which the June 2002 Consent Letters apply.

     On June 28, 2002, the Company and Liberty Media entered into Supplement No. 1 to the Liberty Subordinated Credit Agreement, under which the Company borrowed $6.5 million for the purchase of capital assets, and issued a promissory note, dated June 28, 2002, in the same amount that is convertible into the Company’s Class B common stock at $3.50 per share, which represents a $0.56 per share premium over the $2.94 per share closing price of the Company’s Class A common stock on that day.

     On July 24, 2002, the Company and Liberty Media entered into Supplement No. 2 to the Liberty Subordinated Credit Agreement, under which the Company borrowed an additional $2.3 million to fund part of the Arbitration Award, and issued a promissory note in the same amount that is convertible into the Company’s Class B common stock at $3.50 per share which represents a $1.55 per share premium over the $1.95 per share closing price of the Company’s Class A common stock on that day.

          Supplement No. 3

     On August 13, 2002, the Company entered into Supplement No. 3 to the Liberty Subordinated Credit Agreement with Liberty Media under which the Company may draw $25.0 million of Additional Available Funds, as needed, at Liberty Media’s option: (a) through loans under the Liberty Subordinated Credit Agreement of subordinated convertible loans with a conversion price per share equal to 115% of the average market price of the Company’s Class A common stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the borrowing, (b) through sales of the Company’s Class B common stock to Liberty Media at a purchase price per share equal to the average market price of the Company’s Class A common stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the stock sale, or (c) through any combination of (a) or (b) (“Supplement No. 3”). Any draws under Supplement No. 3 are subject to the Company obtaining any necessary consents and approvals and issuing any required notices, including, to the extent applicable, stockholder approval of the issuance of shares of Class B common stock to Liberty Media, whether as a sale of stock or upon conversion of a loan (“Stockholder Consent”). Liberty Media, which then held over 87% of the outstanding common stock and over 99% of the voting power of the outstanding common stock and now holds over 91% of the outstanding common stock and over 99% of the voting power of the outstanding common stock, agreed in Supplement No. 3 to vote in favor of any Stockholder Consent. As a result, at a meeting of the Company’s stockholders on January 23, 2003, the Company’s stockholders (including Liberty Media) approved (1) the potential issuance of shares of the Company’s Class B common stock upon conversion of convertible notes convertible into shares of the Company’s Class B common stock pursuant to Supplement No. 3 and outstanding on January 23, 2003, (2) the issuance of the Company’s Class B common stock and convertible notes convertible into shares of the

Company’s Class B common stock after January 23, 2003, pursuant to Supplement No. 3 and (3) the potential issuance of shares of the Company’s Class B common stock upon conversion of convertible notes convertible into shares of the Company’s Class B common stock issued pursuant to future supplements to the Liberty Subordinated Credit Agreement for a purchase price per share or with an initial conversion price per share, as applicable, determined in a manner no less favorable to the Company than as provided in Supplement No. 3. Proceeds of the loans or stock sales under Supplement No. 3 must be used for capital expenditures, payment of the principal amount of loans made under the Senior Credit Agreement or working capital.

     On September 26, 2002, the parties to the Senior Credit Agreement agreed in a letter, dated September 26, 2002, and the parties to the Heller Credit Agreement agreed in a separate letter, dated September 26, 2002 (collectively, the “September 2002 Consent Letters”), with respect to an additional $25.0 million of the Additional Available Funds (over and above the $25.0 million contemplated in the June 2002 Consent Letters), convertible notes could be issued that could be convertible into the Company’s Class B common stock at a price per share determined by the Company that was no less than 115% of the average daily market price of the Company’s Class A common stock for the five most recent trading days ending on and including the date which is two business days prior to the date of the borrowing.

     On September 30, 2002, the Company received $17.2 million under Supplement No. 3 in consideration for the Company’s issuance of a convertible note in the amount of $5.3 million that is convertible into the Company’s Class B common stock at $1.94 per share and sale of 7,070,000 unregistered shares of its Class B common stock at a price of $1.69 per share for total proceeds of $11.9 million. The conversion price of the convertible note and purchase price of the shares sold were calculated in accordance with Supplement No. 3. The proceeds were used to repay borrowings under the Senior Credit Agreement, for capital expenditures and for working capital.

     On October 17, 2002, the Company borrowed $4.0 million under Supplement No. 3 and issued a convertible note in the same amount that is convertible into the Company’s Class B common stock at $1.56 per share. The conversion price was calculated in accordance with Supplement No. 3. The proceeds were used for purchase of capital assets.

     Property Mortgages and Other Debt

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

     In April 2001, the Company entered into a $2.0 million mortgage loan with United California Bank (“UCB”), collateralized by a deed of trust covering one of the Company’s properties in Burbank, California. The mortgage loan requires monthly interest payments based on the relevant one, two, three or six-month London interbank market rate (“LIBOR”) for the period determined by the Company, plus 2.25%. The loan matured on April 23, 2002 and was fully paid. In addition, the Company holds a $7.7 million mortgage loan through UCB, collateralized by a deed of trust covering the same property. Principal payments of $113,976 began in fiscal 1997 and continue through fiscal year 2004, with a final principal payment of approximately $7.5 million due at maturity on January 31, 2005.

     In June 2001, the Company borrowed $10.0 million from Heller Financial Leasing Inc. in order to pay down $9.7 million of outstanding debt under the Revolver. Quarterly principal payments of $533,333 are due from September 30, 2001 through March 31, 2005 with a final $2.0 million principal payment due at maturity on June 30, 2005. Interest is payable quarterly with principal, and is based on the relevant three-month LIBOR for the quarter, plus 3.25%. The interest rate in effect as of December 31, 2002 was 4.65%. The loan is collateralized by certain equipment used in the Company’s Creative Services Group and Media Management Services Groups.

In September 2001, two of the Company’s wholly owned subsidiaries in the United Kingdom entered into separate loan agreements with National Westminster Bank Plc., for the purpose of funding capital expenditure initiatives for the Company’s United Kingdom operations. In accordance with the terms of the agreements, the Company may borrow up to $18.7 million. As of December 31, 2002, $16.3 million was outstanding and $2.4 million was available for future borrowings. The Company anticipates repaying the debt in 60 equal quarterly principal repayments which began in 2002. Interest is calculated based on the relevant one, two, three or six-month LIBOR for the period determined by the Company, plus 1.25%. As of December 31, 2002, the effective interest rate was 5.262%.

     The Company has entered into various capital leases related to the purchase of equipment with interest rates varying from 3.9% to 19.4%. Future minimum lease payments under noncancellable capital lease agreements are as follows: 2003, $5.3 million; 2004, $3.3 million; 2005, $3.9 million; 2006, $1.9 million; and; 2007, $-0-. Included in such minimum lease payments for capital leases is interest in the aggregate amount of $2.3 million.

9. COMPREHENSIVE INCOME (LOSS)

     The following summarizes comprehensive income (loss) and comprehensive income (loss) reclassification adjustments included in the statements of stockholders’ equity (in thousands):

	Ascent Media			Todd-AO

			Seven	Five
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	May 31,
	2002	2001	2000	2000

Net loss	$(135,186)	$(436,289)	$(9,793)	$(1,675)
Unrealized gain (loss) on available for sale securities (1)	—	1,463	(4,200)	6,078
Unrealized loss on cash flow hedge	(548)	(12,624)	—	—
Gain (loss) on foreign currency translation	6,606	(6,361)	(2,043)	(435)
Conversion of equity in Todd Merger	—	—	(3,549)	—
Acquisition of 4MC	—	—	(2,614)	—
Reclassification adjustment for realized losses on available for sale securities (2)	—	815	—	—
Reclassification adjustment for amortization of loss on cash flow hedge	6,398	6,225	—	—

Net gain (loss) recognized in other comprehensive income	12,456	(10,482)	(12,406)	5,643

Total comprehensive (loss) income	$(122,730)	$(446,771)	$(22,199)	$3,968

(1)	Net of tax expense of $957, tax benefit of $2.7 million and tax expenses of $4.5 million, for the years ended December 31, 2001, seven months ended December 31, 2000 and five months ended May 31, 2000, respectively.

(2)	Net of tax benefit of $533 for the year ended December 31, 2001.

10. INCOME TAXES

     The Company’s effective income tax rate differs from the federal statutory income tax rate due to the following:

	Ascent Media			Todd-AO

			Seven	Five
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	May 31,
	2002	2001	2000	2000

Federal statutory income tax rate	35%	35%	35%	35%
Adjust to actual company rate	—	—	—	(1.0)

Adjusted federal statutory income tax rate	35	35	35	34
State and foreign taxes, net of federal benefit	1.7	0.3	(8.5)	(10.2)
Non-deductible goodwill amortization	(24.3)	(16.8)	(86.2)	(1.8)
Valuation allowance	(17.6)	(20.2)	—	—
Interest Expense	(6.5)	(1.4)	—	—
Deemed Dividend	(2.5)	—	—	—
Sale of Subsidiary	11.8	—	—	—
Other, net	1.3	.4	(0.5)	(4.0)

	(1.1)%	(2.7)%	(60.2)%	18%

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

	Ascent Media			Todd-AO

			Seven	Five
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	May 31,
	2002	2001	2000	2000

Current – domestic	$(1,615)	$(1,492)	$(11,487)	$—
Deferred – domestic	2,856	12,137	(282)	(633)

Domestic	1,241	10,645	(11,769)	(633)

Current – foreign	(202)	923	2,295	646
Deferred – foreign	397	—	13,153	(454)

Foreign	195	923	15,448	192

	$1,436	$11,568	$3,679	$(441)

     Components of pre-tax income (loss) are as follows (in thousands):

	Ascent Media			Todd-AO

			Seven	Five
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	May 31,
	2002	2001	2000	2000

Domestic	$(143,699)	$(425,294)	$(11,714)	$(2,456)
Foreign	9,949	573	5,600	340

	$(133,750)	$(424,721)	$(6,114)	$(2,116)

     The Company filed its own consolidated federal income tax return up to June 8, 2000. Commencing June 9, 2000, the Company was included in the consolidated tax return of AT&T through August 10, 2001. Beginning August 11, 2001, the Company is included in the consolidated tax return of Liberty Media and is party to a Tax Liability Allocation and Indemnification Agreement (the “Tax Sharing Agreement”) entered into with Liberty Media, as described in Note 17. The income tax provision is calculated as if the Company were a separate taxpayer. Components of deferred tax assets and liabilities as of December 31, are as follows (in thousands):

	2002	2001

Current assets
Accounts receivable reserves	$3,693	$3,147
Accrued liabilities	2,291	5,497
Other	5,142	497

	11,126	9,141
Non current assets
Net operating loss carryforwards	51,467	56,504
Impairment reserves	46,273	52,599
Capital loss carryforward	15,990	—
Accounts receivable reserves	5,079	—
Other	5,860	3,569

	124,669	112,672

Total deferred tax assets, gross	135,795	121,813
Valuation allowance	(114,037)	(96,556)

Total deferred tax assets, net	21,758	25,257

Current liabilities
Prepaid expenses	(527)	(690)
Other	(4,423)	(3,445)

	(4,950)	(4,135)
Non current liabilities
Depreciation	(5,259)	(9,793)
Amortization	(6,879)	(11,329)

	(12,138)	(21,122)

Total deferred tax liabilities	(17,088)	(25,257)

Net deferred tax asset	$4,670	$—

     At December 31, 2002, the Company has $128.5 million and $162.0 million in net operating loss carryforwards for federal and state tax purposes, respectively. These net operating losses begin to expire, for federal purposes, as noted in the following table (in thousands):

Expiring
Years	NOL's

2005 – 2010	$17,101
2011 – 2015	9,990
2016 – 2020	60,730
2021	40,712

$128,533

     The state NOL’s begin expiring in 2002 and continue through 2020. In addition, the Company has approximately $600,000 of federal income tax credits, which may be carried forward indefinitely. The Company has $2.2 million of state income tax credits, of which $2.0 million will expire in the year 2012.

     On the date of acquisition, the Company’s net operating loss carryforwards of $59.0 million were subject to the change in control provisions of Internal Revenue Code Section 382. The limitations on the net operating loss carryforwards do not have a significant impact on the availability and utilization of the losses.

     During the current year, management has determined that it is more likely than not that the Company will not realize the tax benefits associated with certain cumulative net operating loss carryforwards and impairment reserves, and as such, the Company has increased its valuation allowance for federal and state purposes. The net change in the total valuation allowance for the year ended December 31, 2002, was an increase of $17.5 million.

     Subsequent recognition of any tax benefits relating to the December 31, 2002 valuation allowance for deferred tax assets will be allocated as follows (in thousands):

     Income tax benefit that would be reported in:

Consolidated statement of operations	$110,545
Goodwill	3,492

$114,037

     During 2002, the Company provided $1.6 million of U.S. tax expense for future repatriation of cash from its Asia operations pursuant to APB 23. This charge represents all undistributed earnings from Asia not previously taxed in the United States.

     Undistributed earnings of foreign subsidiaries, other than the Asia operations, aggregated $1.1 million on December 31, 2002, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been, or are intended to be, indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

11. STOCKHOLDERS’ EQUITY

     On June 9, 2000, the Company amended its restated certificate of incorporation to provide that each outstanding share of Old Class A Stock would be converted into or reconstituted as 0.4 shares of Class A common stock and each outstanding share of Old Class B Stock would be converted into or reconstituted as 0.6 shares of Class B common stock. Immediately thereafter, on June 9, 2000, in connection with the Todd Merger, the Company again amended its restated certificate of incorporation such that the total number of shares of capital stock authorized to be issued is 405,000,000; 400,000,000 of the authorized shares are designated common stock and 5,000,000 are designated preferred stock. As of December 31, 2002, no shares of the Company’s preferred stock had been issued. Of the total amount of authorized common stock, 300,000,000 shares have been designated as Class A common stock and 100,000,000 shares have been designated as Class B common stock. All the shares of common stock and preferred stock have a par value of $0.01 per share. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. In all other respects, the Class A and B common stock are substantially identical and have equal rights and privileges, except that shares of Class B common stock are convertible into shares of Class A common stock, on a one-to-one basis, at the option of the holder at any time.

     During fiscal 2002, the Company redeemed 440,981 shares of the Company’s Class A common stock related to an arbitration award for an amount of $1.4 million.

12. STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     On December 19, 2001, the Company’s stockholders approved both the 2001 Incentive Plan (the “2001 Incentive Plan”), which had been previously adopted by the Board of Directors on November 28, 2000 and amended August 6, 2001 and November 8, 2001, subject to stockholder approval, and the 2000 Nonemployee Director Stock Option Plan (the “2000 Nonemployee Director Plan”), which had been previously adopted by the Board of Directors on August 6, 2001, subject to stockholder approval.

     The 2001 Incentive Plan provides for the granting of non-qualified or incentive stock options, performance awards, stock appreciation rights, restricted shares, and stock units. Under the 2001 Incentive Plan, the maximum number of shares of common stock with respect to which awards may be granted during the term of the 2001 Incentive Plan is 7,000,000. Stock options under the 2001 Incentive Plan have a maximum term of ten years and vest over a five-year period commencing at the grant date.

     The 2000 Nonemployee Director Plan provides that an automatic grant of non-qualified stock options to purchase 15,000 shares of the Company’s Class A common stock shall be granted to (i) each nonemployee director who was a director as of November 28, 2000, with a grant date of November 28, 2000; and (ii) each individual who becomes a nonemployee director after November 28, 2000 upon his or her appointment to the Company’s board of directors. Stock options under the 2000 Nonemployee Director Plan have an exercise price equal to the fair market value of the Company’s Class A common stock on the date of grant, have a maximum term of ten years and vest ratably over a five-year period commencing on the grant date.

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

     Pursuant to the Todd Merger on June 9, 2000, as described in Note 1, each outstanding Todd-AO stock option under all plans became fully vested and was converted into a rollover option to purchase 0.5 shares of Liberty Media and 0.4 shares of the Company’s Class A common stock. These converted options automatically expired on December 9, 2000, six months from the acquisition date of June 9, 2000.

     A Stock Option Fulfillment Agreement (“Agreement”) was executed between Liberty Media and the Company as of June 10, 2000 to create a mechanism for the Company to fulfill its obligations under the rollover options as they pertain to shares of Liberty Media. Pursuant to the Agreement, the Company purchased Liberty Media stock on the open market to fulfill the 0.5 Liberty Media share portion of the options exercised. To fund such purchases, Liberty Media contributed cash to the Company equal to (i) the number of Liberty Media shares delivered pursuant to the rollover option elections times (ii) the average of the high and low price per Liberty Media shares during the day the rollover option was exercised (iii) less a pro rata share of proceeds received from the option holder. In consideration for such capital contributions, the Company issued shares of the Company’s Class B common stock in an amount equal to (i) the number of Liberty Media shares deliverable upon exercise, times (ii) 1.2.

     During the seven months ended December 31, 2000, 830,871 Todd-AO converted options were exercised for 332,348 shares of Ascent Media Class A common stock. For the funding of the Liberty Media shares to the option holders, 296,039 shares of the Company’s Class B common stock were issued to Liberty Media valued at $5.1 million as consideration for payments made to the Company for the purchase of Liberty Media stock on the open market. A gain of $836,000 has been included in the consolidated statement of operations based on the decrease in Liberty Media stock price between the date of option exercises and the date the Liberty Media shares were purchased by the Company on the open market.

     The following table summarizes information about stock option transactions under the 2001 Incentive Plan:

		Weighted
		Average
		Exercise
	Shares	Price

At January 1, 2001	—	$—
Awarded	8,915,000	7.33
Exercised	—	—
Cancelled	(2,782,500)	7.00

At December 31, 2001	6,132,500	$7.48
Awarded	765,000	7.00
Exercised	—	—
Cancelled	(1,743,750)	7.06

At December 31, 2002	5,153,750	$7.53

     The following tables summarize the information about stock options outstanding as of December 31, 2002 and December 31, 2001, respectively, under the 2001 Incentive Plan:

	Outstanding at 12/31/02			Exercisable at 12/31/02

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Years of	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Contractual Life	Price	Options	Price

$7.00	4,666,250	8.5	$7.00	763,750	$7.00
$10.27	100,000	7.4	10.27	100,000	10.27
$13.47	387,500	8.6	13.47	387,500	13.47

	5,153,750	8.5	$7.53	1,251,250	$9.27

     The Company recognized $3.2 million and $1.6 million in stock compensation expense during the years ended December 31, 2002 and 2001, respectively, attributable to stock options granted with an exercise price less than the fair market value on the date of grant. There was no stock option compensation expense for other periods presented in the consolidated financial statements.

     The following table presents the number and weighted average exercise price of the Todd-AO Stock Options and the Company and Liberty Media options that were issued in exchange for the Todd-AO options:

	Todd-AO	Ascent Media		Weighted
	Stock	Class A Stock	Liberty Media	Average Exercise
	Options	Options	Stock Options	Price

At December 31, 1999	1,028,645	—	—	$6.50
Awarded	15,000	—	—	10.94
Exercised	(152,318)	—	—	6.56
Forfeited	(41,936)	—	—	6.52

At June 9, 2000	849,391	—	—	6.57
Conversion	(849,391)	339,756	424,696	6.57
Exercised	—	(332,348)	(415,436)	6.46
Forfeited	—	(7,408)	(9,260)	11.40

At December 31, 2000	—	—	—	$—

SFAS No. 123 Accounting for Stock Based Compensation – Stock Options

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Under SFAS No. 123, the estimated fair value of options granted during the years ended December 31, 2002 and 2001, and the five months ended May 31, 2000 was approximately $1.6 million, $48.2 million and $52,000, respectively. There were no options granted during the seven months ended December 31, 2000. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, volatility of 41%-113%, a risk free interest rate of 3.98%-5.00% for December 31, 2002; dividend yield of 0%-0.75%, volatility of 25-41%, a risk free interest rate of 5.00% for December 31, 2001; and risk free interest rate of 5.65% for May 31, 2000.

     Had the Company accounted for its stock based compensation pursuant to the fair value based accounting method in SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Ascent Media			Todd - AO

	Year Ended	Year Ended	Seven Months	Five Months
	December 31,	December 31,	Ended December 31,	Ended May 31,
	2002	2001	2000	2000

Net loss
As reported	$(135,186)	$(436,289)	$(9,793)	$(1,675)
Pro forma	$(136,253)	$(439,297)	$(9,793)	$(1,727)
Net loss per share
As reported basic and diluted	$(3.07)	$(11.52)	$(0.28)	$(0.16)
Pro forma basic and diluted	$(3.10)	$(11.60)	$(0.28)	$(0.16)

     The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years. The weighted average fair value of options granted in 2002 was $2.34 per share.

Stock Appreciation Rights

     Pursuant to the acquisition of 4MC by Liberty Media, each outstanding 4MC stock option was converted into a stock appreciation right (“SARs”) at a ratio 0.32258 shares of Liberty Media stock for each 1.0 share of 4MC stock. Upon the election to exercise, holders of vested SARs have the option of receiving any net cash appreciation of Liberty Media stock over the exercise price in cash or shares of Liberty Media stock. On October 31, 2002, Liberty Media made a rights offering, pursuant to which it has determined that stock appreciation rights outstanding as of the record date will be adjusted to account for the dilution associated with the rights offering. Effective as of the record date, the base price of each outstanding stock appreciation right will be reduced by 2.5%. In addition, each outstanding 4MC stock option was converted at a ratio of 1.0256. The following table presents the number and weighted average exercise price of SARs to purchase Liberty Media stock for the year ended December 31, 2002 and 2001.

		Weighted
		Average
	Number of	Exercise
	SARs	Price

Converted at June 9, 2000	3,856,112	$12.50
Exercised	(591,839)	11.59

At December 31, 2000	3,264,273	$12.66
Exercised	(53,308)	12.66

At December 31, 2001	3,210,965	12.66
Exercised	(55,464)	10.99
Cancelled	(287,895)	13.42

At October 31, 2002	2,867,606	12.62
Conversion	73,410	12.30

At December 31, 2002	2,941,017	$12.30

     Summarized information about the outstanding SARs at December 31, 2002 is as follows:

	Outstanding			Exercisable

		Weighted
		Average Remaining	Weighted		Weighted
Range of Exercise	Number of	Years of	Average Exercise	Number of	Average Exercise
Prices	SARs	Contractual Life	Price	SARs	Price

$9.82 to $12.66	2,598,849	5.79	12.02	2,461,414	12.02
$13.03 to 15.11	342,168	5.54	14.47	291,341	14.49

	2,941,017	5.75	$12.30	2,752,756	$12.28

     There was no accrued expense for the year ended December 31, 2002. The accrued expense was $3.2 million as of December 31, 2001. The consolidated statements of operations for the year ended December 31, 2002 include a non-cash benefit of $3.2 million due to the changes in the stock price underlying the SARs. During the year ended December 31, 2001, a $2.5 million charge was recorded.

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

Unearned Stock Compensation

     Pursuant to the Todd Merger, the Company entered into a consulting agreement with an executive of Todd-AO. The consulting agreement provides for the grant of 150,000 options of Liberty Media stock that vest 50,000 per year over three years beginning June 9, 2000. The fair value of the stock options recorded as unearned stock compensation on the date of the Todd Merger was $2.9 million. During the year ended December 31, 2002 and 2001, the Company recorded $135,000 of stock compensation income and $216,000 of stock compensation expense, respectively, based on the fluctuation in the stock price underlying the options.

13. EMPLOYEE BENEFIT PLAN

     The Company offers a 401(k) defined contribution plan covering most of its full-time domestic employees not covered by employees eligible to participate in the Motion Picture Industry Pension and Health Plan (“MPIPHP”), a multi-employer defined benefit pension plan. Contributions to the MPIPHP are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company also sponsors a pension plan for eligible employees of its foreign subsidiaries. Employer contributions are determined by the Company’s Board of Directors. The plans are funded by employee and employer contributions. Total pension plan expenses for the periods presented were as follows (in thousands):

	Ascent Media			Todd - AO

			Seven	Five
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	May 31,
	2002	2001	2000	2000

MPIPH	$2,082	$2,700	$297	$212
U.S. 401(k)	2,077	1,717	260	185
Foreign Plans	1,635	1,175	532	380

	$5,794	$5,592	$1,089	$777

14. HEDGING ACTIVITIES

     The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company has interest-rate related derivative instruments to manage its exposure to fluctuations in interest rates. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The counterparties to the Company’s contractual arrangements are major financial institutions with which the Company also has other financial relationships. The Company monitors the credit worthiness of its counterparties and does not expect nonperformance by its counterparties.

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

     At December 22, 2000, the Company entered into an interest rate swap agreement to manage variations in cash flows resulting from interest rate risk. This swap changed a portion of the Company’s variable-rate cash flow exposure on the debt obligations to fixed cash flows (“Variable to Fixed Swap”). Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby synthetically creating the equivalent of fixed-rate debt. The Company amended the contractual terms of the Variable to Fixed Swap several times throughout fiscal 2001 and each amended Variable to Fixed Swap has been accounted for as a separate cash flow hedge with the previous swap de-designated at the same time. In November 2001, the remaining Variable to Fixed Swap designated as a cash flow hedge was de-designated. Subsequent to de-designation, the contracts have been accounted for as freestanding derivative instruments and changes in fair value have been reflected in earnings. At November 1, 2001, the Company also entered into interest rate swap agreements in which the Company receives fixed interest rate payments and pays variable interest rate payments (“Fixed to Variable Swaps”).

     Changes in the fair value of the interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income (“AOCI”). As a result of the de-designation of the hedge on November 1, 2001, the accumulated balance included in AOCI was and has been reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings.

     On July 1, 2002, September 20, 2002 and September 30, 2002, the Company executed a series of transactions whereby it terminated all of its Fixed to Variable Swaps. The total proceeds of these transactions was approximately $4.1 million.

     Changes in the fair value of freestanding interest rate swaps are reported within the statements of operations as other income or expense. Cash payments or receipts due upon the contractual settlement of the swaps are recorded as interest expense. No cash flow hedge ineffectiveness arose from differences between the critical terms of the interest rate swap and the hedged debt obligations during the ten months the Variable to Fixed Swaps were designated as a hedge. As of December 31, 2002, $6.4 million of losses on the Variable to Fixed Swaps included in AOCI was charged to interest expense with another $6.2 million charged to interest expense during fiscal 2001. The losses were reclassified to interest expense as interest payments were throughout the original terms of the Variable to Fixed Swaps.

     At December 31, 2002, the Company has three Variable to Fixed Interest Rate Swaps with a combined notional of approximately $372 million. The largest of which is a $365 million notional swap due to expire on June 30, 2003. The Company has chosen to maintain this swap as a stand alone derivative and will record all changes in market value from period to period through the statement of operations to derive the benefit of approximately $6.0 million in other income over the next 6 months. The other two swaps are held by the Company’s subsidiaries, Todd AO UK Limited and Studio Film and Video Holdings Limited, in the UK. These swaps were entered into on January 17, 2002 and became effective December 10, 2002, having a combined notional of $7.2 million and a maturity of March 10, 2016. These swaps have been designated as effective hedges to the variability of interest rate attributable to the LIBOR interest payments due on the respective two UK mortgage loans. The changes in fair value for these swaps are recorded in AOCI.

15. CONTINGENCIES

     Future minimum lease payments under scheduled operating leases that have initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year Ended December 31,
2003	$25,003
2004	23,286
2005	22,607
2006	21,777
2007	20,613
Thereafter	79,691

$192,977

     Rent expense for noncancelable operating leases for real property and equipment was $29.6 million, $28.4 million, and $13.9 million, for the years ended December 31, 2002 and 2001, and the combined year ended December 31, 2000, respectively. Various lease arrangements contain options to extend terms and are subject to escalation clauses.

     At December 31, 2002, the Company is committed to compensation under long-term employment agreements with its named executive officers as follows: 2003, $2.1 million; 2004, $1.1 million; 2005, $1.1 million; 2006, $1.1 million; and 2007, $1.1 million.

     The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

16. BUSINESS SEGMENT INFORMATION

     The Company’s business units have been aggregated into three reportable segments: the Creative Services Group, the Media Management Services Group, and the Network Services Group. Corporate related items and unallocated income and expenses are reflected in the Corporate and Other column listed below. Additionally, Corporate and Other includes the results of our New Products Group which is leading our efforts in Interactive Media and other new business initiatives.

     The Creative Services Group is comprised of the Company’s Entertainment Television, Commercial Television and Audio divisions, which earn revenues by providing services necessary to complete the creation of original content including feature films, television shows, movies of the week/mini series, television commercials, music videos, promotional and identity campaigns and corporate communications programming. The Media Management Services Group provides facilities and services necessary to optimize, archive, manage and repurpose media assets for global distribution via freight, satellite, fiber and the Internet; access to all forms of content, duplication and formatting services, language conversions and laybacks, restoration and preservation of old or damaged content, mastering from motion picture film to high resolution or data formats, digital audio and video encoding services and digital media management services for global home video, broadcast, pay-per-view and emerging new media distribution channels. Additionally, the Media Management Services Group also includes the results of the Company’s Digital Media Management initiative. The Network Services Group provides services necessary to assemble and distribute programming for cable and broadcast networks via fiber and satellite to viewers in North America, Europe and Asia. Additionally, the Network Services Group includes the result of the Company’s Bandwidth management initiative, predominantly Triumph, which was sold on December 23, 2002.

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

     Summarized financial information concerning the Company’s reportable segments is presented in the following tables (in thousands):

	Creative	Media Management	Network	Corporate
Ascent Media	Services Group	Services Group	Services Group	and Other	Total

Year Ended December 31, 2002
Revenues from external customers	$275,119	$104,938	$159,123	$153	$539,333
EBITDA	50,150	30,889	51,320	(45,070)	87,289
Capital expenditures	21,819	7,457	9,958	16,118	55,352
Depreciation and amortization	38,778	7,483	18,863	2,148	67,272
Total assets	$370,427	$154,062	$245,257	$23,580	$793,326

	Creative	Media Management	Network	Corporate
Ascent Media	Services Group	Services Group	Services Group	and Other	Total

Year Ended December 31, 2001
Revenues from external customers	$332,921	$104,063	$155,550	$198	$592,732
EBITDA	67,052	31,672	49,265	(42,246)	105,743
Capital expenditures	39,746	12,084	11,648	10,227	73,705
Depreciation and amortization	67,887	16,475	34,563	9,678	128,603
Total assets	$450,905	$169,514	$277,929	$21,343	$919,691

	Creative	Media Management	Network	Corporate
Ascent Media	Services Group	Services Group	Services Group	and Other	Total

Seven Months Ended December 31, 2000
Revenues from external customers	$177,808	$46,676	$28,615	$—	$253,099
EBITDA	38,178	13,704	3,194	(20,314)	34,762
Capital expenditures	55,686	3,663	10,358	6,993	76,700
Depreciation and amortization	30,778	6,285	5,819	8,663	51,545
Total assets	$577,341	$216,355	$348,774	$33,375	$1,175,845

	Creative	Media Management	Network	Corporate
Todd-AO	Services Group	Services Group	Services Group	and Other	Total

Five Months Ended May 31, 2000
Revenues from external customers	$43,163	$10,080	$—	$—	$53,243
EBITDA	5,449	2,071	—	—	7,520
Capital expenditures	3,449	589	—	—	4,038
Depreciation and amortization	5,776	1,149	—	—	6,925
Total assets	$128,263	$31,185	$—	$—	$159,448

     The following table reconciles the Company’s consolidated net loss to segment EBITDA (in thousands):

	Ascent Media			Todd- AO

			Seven	Five
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	May 31,
	2002	2001	2000	2000

Net loss	$(135,186)	$(436,289)	$(9,793)	$(1,675)
Add:
Change in accounting principle, net of income tax benefit	20,227	—	—	—
Depreciation and amortization	67,272	128,603	51,545	6,925
Non-cash compensation (income) expense	(48)	4,293	(29,577)	—
Impairment of long-lived assets	83,718	307,932	—	—
Restructuring and other charges	(435)	5,558	—	—
Interest expense, net	64,820	63,119	19,132	1,641
Other (income) expense, net	(14,515)	10,974	(872)	1,070
Non-recurring costs	—	9,985	648	—
Provision (benefit) for income taxes	1,436	11,568	3,679	(441)

EBITDA	$87,289	$105,743	$34,762	$7,520

     Information as to the Company’s operations in different geographic areas is as follows (in thousands):

	Ascent Media			Todd – AO

			Seven	Five
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	May 31,
	2002	2001	2000	2000

Revenues
United States	$420,827	$469,045	$185,520	$38,865
United Kingdom	93,797	100,651	59,332	14,378
Mexico	3,670	3,812	2,649	—
Asia	21,039	19,224	5,598	—

	$539,333	$592,732	$253,099	$53,243

Net income (loss)
United States	$(145,540)	$(435,261)	$(14,383)	$(1,823)
United Kingdom	1,813	(7,638)	3,720	148
Mexico	787	523	442	—
Asia	7,754	6,087	428	—

	$(135,186)	$(436,289)	$(9,793)	$(1,675)

Assets
United States	$584,874	$709,790	$1,001,816	$111,430
United Kingdom	142,144	122,081	152,892	48,018
Mexico	7,691	9,435	5,232	—
Asia	58,617	78,385	15,905	—

	$793,326	$919,691	$1,175,845	$159,448

17. RELATED PARTY TRANSACTIONS

Liberty Subordinated Client Agreement

     For a discussion of the Liberty Subordinated Credit Agreement see Note 8.

Stock Sales to Liberty Media

     On July 24, 2002, the Company sold 440,981 unregistered shares of its Class B common stock to Liberty Media for $3.05 per share for proceeds of approximately $1.4 million. The proceeds of the stock sale were used to fund part of an arbitration award.

     On August 13, 2002, as part of Supplement No. 3 to the Liberty Subordinated Credit Agreement, the Company sold 7,070,000 shares of its unregistered share of Class B common stock at a price of $1.69 per share for a total purchase price of $11.9 million. The closing price of the Company’s Class A common stock on September 30, 2002 was $1.57 per share.

Other Stock Issuances to Liberty Media

     During the year ended December 31, 2002, the Company issued 10,436,853 shares of its Class B common stock to Liberty Media and its affiliates in payment of $21.3 million in interest under the Liberty Subordinated Credit Agreement. Shares of the Company’s Class B common stock are convertible into shares of the Company’s Class A common stock, on a one-for-one basis, at any time at the option of the holder.

Tax Sharing Agreement between Liberty Media and Ascent Media Group, Inc.

     In November 2000, the Company and Liberty Media became parties to a tax sharing agreement, whereby the Company is obligated to make a cash payment to Liberty Media in each year that it (taken together with all of the Company’s domestic subsidiaries) has positive taxable income measured on a separate return basis. The amount of the payment would be equal to the amount of that positive taxable income multiplied by the highest corporate tax rate. In the event that (1) the Company and its subsidiaries, when treated as a separate group, have a net operating loss or are entitled to a net tax credit for a particular year, and (2) Liberty Media is able to use such loss or credit to reduce its tax liability for any year, the Company would become entitled to a credit against future payments to Liberty Media under the agreement. If the Company becomes disaffiliated from Liberty Media and the group of companies that file tax returns jointly with Liberty Media (i.e., if the value or voting power of Liberty Media’s stock ownership of the Company were to drop below 80%) prior to the time that the Company is able to use such credit, the Company would be entitled to a payment from Liberty Media at the earlier of the time that (1) the Company shows it could have used the net operating loss carry forward or net tax credit to reduce the Company’s own separately computed tax liability or (2) the value or voting power of Liberty Media’s stock ownership of the Company drops below 20%. In addition, under the tax sharing agreement, the Company has the right to participate in the defense of claims of the Internal Revenue Service that might affect its liability under the agreement, and to participate in tax refunds paid to Liberty Media where such refunds are due in part to its operations.

Services Received From Liberty Media

     Liberty Media allocates salaries, benefits, business insurance and certain other general and administrative expenses (including a portion of the salary of William R. Fitzgerald, the Company’s President and Chief Executive Officer) to the Company. In addition, the Company reimburses Liberty Media for certain expenses, such as employee medical costs, and business property and casualty insurance paid by Liberty Media on behalf of the Company. The Company has determined the allocated and reimbursed amounts to be reasonable and equal to the fair value of the expenses charged. Amounts allocated from Liberty Media to the Company totaled $14.1 million and $5.4 million for the years ended December 31, 2002 and 2001, respectively. The increase in such amounts is primarily attributed to medical insurance being purchased through Liberty Media starting fiscal 2002.

Executive Officer Loan

     On April 8, 1999, Mr. Walston was granted a loan from Four Media Company in the principal amount of $2.0 million in conjunction with the execution of his agreement with Four Media Company, dated January 1, 1999, for employment as its President and Chief Executive Officer. Four Media Company became a subsidiary of the Company in June 2000 and Mr. Walston became the Company’s acting President and Chief Executive Officer in April 2001 and was the Company’s President and Chief Executive Officer from August 2001 to May 2002.

     The loan was unsecured and bore interest at an annual rate of 4.59%, compounded semiannually. Mr. Walston was required to repay the outstanding balance of the loan, if any, and any accrued interest thereon, no later than May 8, 2004. Notwithstanding the foregoing terms of the loan, Mr. Walston’s employment agreement provided that the outstanding balance of the loan, if any, and any accrued interest thereon would be automatically forgiven, upon the occurrence of any of the following events: (1) a change of control of Four Media Company during the five-year term of the loan; or (2) termination of Mr. Walston’s employment without cause or for good reason; or (3) the Company (as successor to Four Media Company) achieving $327.0 million or more in consolidated gross operating revenues (as defined in the note governing the loan) during the 365 day period beginning April 8, 2003 (referred to in this report as the Measurement Period); or (4) the Company (as successor to Four Media Company) achieving $87.0 million or more in consolidated “earnings before interest, taxes, depreciation and amortization” during the Measurement Period; or (5) the board of directors, in its sole and absolute discretion, determining that the payments under the loan should be forgiven following the expiration of the Measurement Period. In April 2000, Mr. Walston agreed to waive the forgiveness of the loan that would otherwise have resulted from the acquisition of Four Media Company by Liberty Media.

     On January 25, 2002, the Company’s Compensation Committee approved, subject to stockholder approval, an amendment and restatement of the loan agreement (i) to modify the performance benchmarks, which, if satisfied, would result in a cancellation of the loan, (ii) to provide for the Company’s payment of all tax liability incurred by Mr. Walston associated with any forgiveness of the loan, and (iii) to extend the term of the loan from May 8, 2004 to February 15, 2005.

     On May 17, 2002, Mr. Walston’s employment with the Company terminated and, pursuant to his employment agreement, the outstanding balance under the loan of $2.0 million plus accrued interest of $300,000 was automatically forgiven. The Company is currently negotiating severance arrangements with Mr. Walston, the terms of which have not been agreed upon.

Consulting Agreement with Named Executive Officer

     The Company has entered into a three-year consulting agreement with Lawrence Chernoff, dated November 20, 2002, pursuant to which Mr. Chernoff’s employment with the Company terminated effective December 31, 2002 and he became a consultant to the Company effective January 1, 2003. Under the consulting agreement, Mr. Chernoff will provide advice, guidance and consultation to the Company with respect to (a) the operation, management, and strategic vision of the Company’s Creative Services Group, (b) marketing, client retention and development, and new business development for the Creative Services Group, and (c) new technologies and their deployment. For these services, Mr. Chernoff will be paid a minimum of $350,000 per year and will have the opportunity to earn additional compensation up to a maximum of $130,000 per year. Mr. Chernoff received no severance payment in connection with the termination of his employment, but 68,750 of the shares covered by Mr. Chernoff’s option to purchase 275,000 of the Company’s Class A common stock vested on December 31, 2002, and will remain exercisable in accordance with the terms of the Company’s 2001 Incentive Plan for so long as Mr. Chernoff remains a consultant to the Company. The option terminated as to the remaining 206,250 shares on January 1, 2003. Mr. Chernoff’s option to purchase a total of 59,139 shares of Liberty Media Series A common stock or receive cash (47,311 shares of which have already vested) will continue to vest in accordance with its current vesting schedule and will remain exercisable, in accordance with the terms of the Four Media Company 1997 Stock Plan for so long as Mr. Chernoff remains a consultant to the Company. The term of the consulting agreement will automatically extend for two additional one-year periods unless Mr. Chernoff gives prior notice of his intention to terminate the consulting agreement.

18. QUARTERLY FINANCIAL DATA

     The following table presents our quarterly financial data for the year ended December 31, 2002 (in thousands):

	March 31	June 30	September 30	December 31

Net revenues	$135,383	$128,649	$130,274	$145,027
Gross profit	53,696	50,037	51,063	62,530
Impairment charges	—	—	—	83,718
Restructuring charges	—	—	—	(435)
Change in accounting principle	(20,227)	—	—	—
Net loss	(26,366)	(17,912)	(8,746)	(82,162)
Net loss per share – basic and diluted	$(0.66)	$(0.45)	$(0.20)	$(1.56)

     The following table presents our quarterly financial data for the year ended December 31, 2001 (in thousands):

	March 31	June 30	September 30	December 31

Net revenues	$154,303	$147,702	$142,648	$148,079
Gross profit	62,663	55,383	52,723	51,772
Impairment charges	—	—	—	307,932
Restructuring charges	—	—	—	5,558
Net loss	(13,494)	(31,051)	(18,376)	(373,368)
Net loss per share – basic and diluted	$(0.36)	$(0.81)	$(0.48)	$(9.58)

     Aggregate per share amounts for each quarter may differ from the annual totals as each quarter is independently calculated.

Ascent Media Group, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2002 and 2001,
the Seven Months Ended December 31, 2000,
and the Five Months Ended May 31, 2000

		Charged	Acquired or
	Balance at	(Credited) to	Charged to			Balance at
	Beginning	Costs and	Other	Deductions		End of
	of Period	Expenses	Accounts	and Other		Period

Allowance for doubtful accounts:
Year ended December 31, 2002	$11,951	$(963)	$(1,858)	$(117	)(d)	$9,013

Year ended December 31, 2001	$5,567	$5,763	$684 (b)	$(63)		$11,951

Seven months ended December 31, 2000	$1,239	$493	$3,835 (a)	$—		$5,567

Five months ended May 31, 2000	$1,388	$(149)	$—	$—		$1,239

Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2002	$96,556	$24,681	$712	$(7,912	)(d)	$114,037

Year ended December 31, 2001	$2,726	$93,830	$—	$—		$96,556

Seven months ended December 31, 2000	$—	$—	$2,726 (c)	$—		$2,726

Five months ended May 31, 2000	$—	$—	$—	$—		$—

(a)	Balance acquired in acquisitions of 4MC — $2,907,000, Soundelux — $240,000 and Soho -$688,000.

(b)	Balance acquired in acquisitions of GWNS — $654,000 and LNS — $30,000.

(c)	Balance acquired in acquisitions of VSC — $1,831,000 and Virgin — $895,000.

(d)	Sale of Triumph.