Form 10-Q
period 2003-03-31
ASCENT MEDIA GROUP INC
filed 2003-05-15
CIK 61442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-1461

ASCENT MEDIA GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1679856

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

520 Broadway, Fifth Floor Santa Monica, CA	90401

(Address of Principal Executive Offices)	(Zip Code)

(310) 434-7000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The number of shares of Common Stock outstanding at May 12, 2003 was 4,884,565 shares of Class A Common Stock and 56,450,469 shares of Class B Common Stock.

ASCENT MEDIA GROUP, INC.

Report on Form 10-Q for the Period Ended March 31, 2003

PART I — FINANCIAL INFORMATION

ASCENT MEDIA GROUP, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$8,964	$11,998
Trade receivables, net of allowance for doubtful accounts of $8.3 million and $9.0 million, respectively	99,534	98,794
Inventories	4,688	4,314
Deferred income taxes, net	5,382	6,176
Prepaid deposits and other	13,348	13,159

Total current assets	131,916	134,441

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $90.6 million and $81.2 million, respectively	285,105	300,497
Goodwill and identifiable intangible assets, net of accumulated amortization of $6.2 million and $39.0 million, respectively	341,253	343,057
Other assets, net	14,707	15,331

Total assets	$772,981	$793,326

Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$17,999	$18,928
Accounts payable	26,498	31,280
Accrued expenses and other liabilities	53,790	61,266
Due to parent company, net	15,448	14,107

Total current liabilities	113,735	125,581

Long-term debt and capital lease obligations	380,704	383,056
Convertible subordinated notes, net	206,164	205,299
Deferred income taxes, net	783	1,506
Other liabilities	9,087	9,661

Total liabilities	710,473	725,103

Commitments and contingencies
Stockholders’ Equity:
Common Stock:
Class A; authorized 300,000,000 shares of $0.01 par value; 4,884,565 and 4,884,559 outstanding as of March 31, 2003 and December 31, 2002, respectively	49	49
Class B; convertible, authorized 100,000,000 shares of $0.01 par value; 56,450,469 and 52,341,164 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	565	523
Additional paid-in capital	660,164	653,842
Treasury stock; 16,251 shares at cost at March 31, 2003 and December 31, 2002, respectively	(124)	(124)
Accumulated deficit	(590,607)	(581,268)
Other	164	161
Accumulated other comprehensive loss	(7,703)	(4,960)

Total stockholders’ equity	62,508	68,223

Total liabilities and stockholders’ equity	$772,981	$793,326

See notes to condensed consolidated financial statements

ASCENT MEDIA GROUP, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended
	March 31,

	2003	2002

Net revenues	$121,439	$135,383
Cost of services	72,422	81,687

Gross profit	49,017	53,696

Operating expenses:
Selling, general and administrative	29,717	31,627
Depreciation and amortization	16,466	17,315
Non-cash compensation expense (income)	835	(903)
Gain on the sale of fixed assets	(1,691)	—
Restructuring and other charges	2,061	—

Total operating expenses	47,388	48,039

Income from operations	1,629	5,657

Interest expense, net	15,038	15,632
Other Income, net	(3,534)	(3,621)

Loss before income taxes and change in accounting principle	(9,875)	(6,354)
Income tax benefit	(536)	(215)

Loss before change in accounting principle	(9,339)	(6,139)
Change in accounting principle	—	(20,227)

Net loss	$(9,339)	$(26,366)

Weighted average number of common and common equivalent shares outstanding:
Basic and diluted	56,635,541	39,742,265

Net loss per common share — basic and diluted
Loss before change in accounting principle	$(0.16)	$(0.15)
Change in accounting principle	—	(0.51)

Net loss per common share	$(0.16)	$(0.66)

See notes to condensed consolidated financial statements

ASCENT MEDIA GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,

	2003	2002

Net cash flows provided by operating activities	$141	$11,981

Cash flows from investing activities:
Proceeds from disposal of fixed assets	4,178	—
Capital expenditures	(4,335)	(15,893)

Net cash flows used in investing activities	(157)	(15,893)

Cash flows from financing activities:
Borrowings of long-term debt	2,539	—
Payments of long-term debt and capital lease obligations	(5,461)	(2,651)
Other	—	(96)

Net cash flows used in financing activities	(2,922)	(2,747)

Effect of exchange rate changes on cash	(96)	(1,836)

Net decrease in cash and cash equivalents	(3,034)	(8,495)
Cash and cash equivalents at beginning of period	11,998	23,433

Cash and cash equivalents at end of period	$8,964	$14,938

See notes to condensed consolidated financial statements

ASCENT MEDIA GROUP, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Unaudited)

1. Description of Business

     Ascent Media Group, Inc. (“Ascent Media” or the “Company”) provides creative and technical media services to the media and entertainment industries, including: services necessary to complete the creation of content including feature films, television shows, television commercials, music videos, promotional and identity campaigns and corporate communications programming; services necessary to facilitate the global maintenance, management and distribution of content libraries; and services necessary to assemble and distribute programming. The Company’s clients include the major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content.

     The Company’s assets and operations are primarily comprised of the historical business of the Company, formerly known as the Todd-AO Corporation and nine companies acquired during 2001 and 2000: Four Media Company (“4MC”); Virgin Media Group Limited (“Virgin”); the sound post-production and certain related businesses of Soundelux Entertainment Group of Delaware, Inc. (“Soundelux”); Video Services Corporation (“VSC”); Group W Network Services and 100% of the capital stock of Asia Broadcast Centre Pte. Ltd. and Group W Broadcast Pte. Ltd. (collectively “GWNS”); Livewire Network Services, LLC (“LNS”); Soho Group Limited (“Soho”); Visiontext Limited (“Visiontext”); and Cinram-POP DVD Center LLC now known as Stream Santa Monica (“Stream”). The combination and integration of these acquired entities allow the Company to offer integrated outsourcing solutions for the technical and creative requirements of the Company’s clients, from content creation to distribution of the final product.

2. Basis of Presentation

     The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of those of a normal recurring nature) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions and accounts.

3. Recent Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The Company does not have any guarantees that require disclosure under FIN 45.

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

     As noted above the Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. For the quarter ended March 31, 2003, the Company has not entered into any guarantees within the purview of FIN 45.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing industry practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company believes the adoption of FIN 46 will not have a material impact on our financial statements. As of March 31, 2003, the Company does not have any Variable Interest Entities.

     In November 2002, the FASB’s Emerging Issues Task Force issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted. The Company believes the adoption of EITF 00-21 will not have a material impact on our financial statements.

4. Policy for Stock Based Compensation

     Accounting for Stock Based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The Company has one stock-based employee compensation plan. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair-value-based method as amended by SFAS 148 (in thousands, except per share data).

	Three Months Ended
	March 31, (unaudited)

	2003	2002

Net loss reported	$(9,339)	$(26,366)
Less: compensation expense under fair value method	(1,468)	(1,416)
Add: compensation expense reported	797	1,038

Pro forma net loss	$(10,010)	$(26,744)

Net loss per share
As reported basic and diluted	$(0.16)	$(0.66)

Pro forma basic and diluted	$(0.18)	$(0.67)

5. Restructuring Charges

     During the quarter ended March 31, 2003, the Company completed certain restructuring activities designed to improve operating efficiencies and effectiveness and to strengthen its competitive position in the marketplace primarily through cost and expense reductions. In connection with these integration and consolidation initiatives, the Company recorded a charge of $2.1 million for consolidation of facilities and closure related costs in the Creative Services Group both domestically and in the United Kingdom. The restructuring charge includes $1.2 million for employee severance, $715,000 related to excess lease commitments as a result of facility closures and $176,000 for contract exit costs.

     The following table provides the activity and balances of the 2003 restructuring reserve account for the quarter ended March 31, 2003 (in thousands):

	Opening
	Balance	Additions	Deductions	3/31/03

Employee separations	$—	1,170	(865)	305
Excess facility costs	—	715	(32)	683
Contract exit costs	—	176	(64)	112

	$—	$2,061	$(961)	$1,100

     During the fourth quarter of 2001, the Company recorded a charge of $5.6 million for restructuring, which included $5.2 million related to excess lease commitments as a result of facility closures and $425,000 for employee severance.

     The following table provides the activity and balances of the 2001 restructuring reserve account for the quarter ended March 31, 2003 (in thousands):

	12/31/02	Additions	Deductions	3/31/03

Excess facility costs	$2,227	$—	$(148)	$2,079
Employee separations	—	—	—	—

	$2,227	$—	$(148)	$2,079

     The Company’s continuing efforts to integrate acquired businesses may require further charges for facility closures and employee separation plans.

6. Comprehensive Loss

     Comprehensive loss is defined as all changes in shareholders’ equity, except those resulting from investments by or distributions to shareholders. The Company’s comprehensive loss is as follows (amounts in thousands):

	Three Months Ended
	March 31, (unaudited)

	2003	2002

Net loss	$(9,339)	$(26,366)
Unrealized loss on cash flow hedge	(125)	—
Loss on foreign currency translation	(2,618)	(2,273)
Reclassification adjustment for amortization of loss on cash flow hedge	—	2,016

Net loss recognized in other comprehensive income	(2,743)	(257)

Total comprehensive loss	$(12,082)	$(26,623)

7. Long-Term Debt

Senior Credit Agreement

     At March 31, 2003, $360.3 million (including letters of credit of $600,000) was outstanding under the Senior Credit Agreement, dated December 22, 2000, as amended, among the Company, various lenders who are parties thereto, Banc of America Securities LLC, as lead arranger and book manager, BANK OF AMERICA, N.A., as administrative agent for the lenders, Salomon Smith Barney, Inc., as syndication agent, and The Bank of New York Company, Inc., as documentation agent (the “Senior Credit Agreement”), and $3.6 million was available for future borrowings, subject to the terms of the Senior Credit Agreement. During the quarter ended March 31, 2003, the Company repaid $3.6 million under the Senior Credit Agreement. No borrowings were made under the Senior Credit Agreement in the first quarter. The Senior Credit Agreement loans are collateralized by substantially all of the operating assets of the Company.

     The Senior Credit Agreement requires financial ratios to be maintained and contains other restrictive covenants including restrictions on incurring additional indebtedness. As of March 31, 2003, the Company was in compliance with all covenants in the Senior Credit Agreement.

     Under the Senior Credit Agreement, the Company’s Total Leverage Ratio may not exceed 4.55 to 1.00 for any measurement period from December 31, 2002 to June 30, 2003 and is reduced over subsequent measurement periods until it reaches a Total Leverage Ratio of 3.50 to 1.00 for measurement periods after January 1, 2005. At March 31, 2003, the Company’s Total Leverage Ratio was 4.43 to 1.00. Additionally, the Company’s Interest Coverage Ratio may not be less than 2.50 to 1.00 for any quarter ending prior to December 31, 2003, and may not be less than 3.00 to 1.00 for any quarter thereafter. The Company’s Interest Coverage Ratio at March 31, 2003 was 3.11 to 1.00. For any measurement period beginning January 1, 2003, the Company’s Fixed Charge Coverage Ratio may not be less than 0.85 to 1.00, and increases over the succeeding two quarters until October 1, 2003, when the Company’s Fixed Charge Coverage Ratio may not be less than 1.00 to 1.00 for the remainder of the term of the Senior Credit Agreement. At March 31, 2003, the Company’s Fixed Charge Coverage Ratio was 1.14 to 1.00.

     As of March 31, 2003, the outstanding borrowings under the Senior Credit Agreement consisted of Term loan A in the amount of $117.6 million, Term loan B in the amount of $56.8 million and a revolving credit facility (the “Revolver”) in the amount of $185.9 million (which includes outstanding letters of credit in the amount of $600,000).

     Interest related to the Senior Credit Agreement is paid monthly, bi-monthly or quarterly in arrears and is based on the “Alternate Base Rate” or the “Eurodollar Rate,” whichever is applicable to the loan, plus applicable margins. The Alternate Base Rate is a daily fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.5% or the Prime Rate. The Eurodollar Rate is the rate per annum equal to the average British Bankers Association Interest Settlement Rate for deposits in the relevant currency or an alternate base, as defined in the agreement, if that rate is unavailable. As of March 31, 2003, the effective interest rates on Term loan A, Term loan B and the Revolver borrowings were 4.54%, 5.29% and 4.55%, respectively.

Liberty Subordinated Credit Agreement

     At March 31, 2003, $224.3 million was outstanding under the First Amended and Restated Credit Agreement, as amended and supplemented, between the Company and Liberty Media Corporation (“Liberty Media”) (the “Liberty Subordinated Credit Agreement”) and $81.9 million was available for future borrowings under the terms of the Liberty Subordinated Credit Agreement with the consent of, and on terms determined by, Liberty Media.

     Of the $224.3 million outstanding at March 31, 2003 under the Liberty Subordinated Credit Agreement: (1) $206.2 million is represented by convertible subordinated notes, which are convertible at the option of Liberty Media at any time prior to maturity into shares of the Company’s Class B common stock (“Convertible Notes”) at a conversion price of $10.00 per share, (2) $8.8 million is represented by Convertible Notes having a conversion price of $3.50 per share, (3) $5.3 million is represented by a Convertible Note having a conversion price of $1.94 per share, and (4) $4.0 million is represented by a Convertible Note having a conversion price of $1.56 per share. Interest accrues on each of the Convertible Notes at a rate of 10% per annum, payable quarterly either in cash, shares of the Company’s Class B common stock (valued at 95% of the ten-day trailing average closing price of shares of the Company’s Class A common stock ending one trading day prior to interest payment date) or a combination thereof, at the Company’s discretion, subject to certain limits.

     During the three months ended March 31, 2003, the Company issued 4,109,305 shares of its Class B common stock to Liberty Media and its affiliates in payment of $5.5 million in interest under the Liberty Subordinated Credit Agreement. Shares of the Company’s Class B common stock are convertible into shares of the Company’s Class A common stock, on a one-for-one basis, at any time at the option of the holder.

Property Mortgages and Other Debt

     At March 31, 2003, the Company owed $7.7 million under an existing mortgage loan with Bank of the West. Interest under the loan accrues at a three-month London interbank market rate (“LIBOR”) plus 2.25% per annum and the effective interest rate at March 31, 2003 was 3.65%.

     At March 31, 2003, the Company owed $6.3 million to Heller Financial Leasing Inc. pursuant to an existing loan secured by certain equipment. Interest on the loan is based on the relevant three-month LIBOR plus 3.25%, and the effective interest rate at March 31, 2003 was 4.58% per annum.

     At March 31, 2003, three of the Company’s subsidiaries in the United Kingdom owed to National Westminster Bank Plc. an aggregate of $18.0 million under four existing mortgage loans. The aggregate amount includes $2.5 million in borrowings under these loans, which was borrowed during the quarter ended March 31, 2003. Interest on each of these loans is calculated based on the relevant one, two, three or six-month LIBOR plus 1.25%, and as of March 31, 2003, the effective interest rate on the loans was 6.43% per annum.

     At March 31, 2003, the Company was a party to capital leases in the aggregate amount of $6.8 million related to purchases of equipment with a weighted average interest rate of 13.72%.

8. Earnings Per Share

     As a result of losses, convertible subordinated notes, warrants and stock options that could potentially dilute basic earnings per share in the future were excluded in the computation of diluted earnings per share because to include them would have had an antidilutive effect.

9. Financial Instruments

     The Company’s statement of operations for the three months ending March 31, 2003 includes $3.0 million of non-cash income related to mark-to-market adjustments on interest rate swap agreements which had a combined fair market value of $3.4 million at

March 31, 2003 in favor of our counterparties. Additionally, during the three months ended March 31, 2003, the Company realized non-cash interest expense of $44,000.

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

     The Creative Services Group is comprised of the Company’s Entertainment Television, Commercial Television and Audio divisions, which earn revenues by providing services necessary to complete the creation of original content including feature films, television shows, movies of the week/mini series, television commercials, music videos, promotional and identity campaigns and corporate communications programming. The Media Management Services Group provides facilities and services necessary to optimize, archive, manage and repurpose media assets for global distribution via freight, satellite, fiber and the Internet; access to all forms of content, duplication and formatting services, language conversions and laybacks, restoration and preservation of old or damaged content, mastering from motion picture film to high resolution or data formats, digital audio and video encoding services and digital media management services for global home video, broadcast, pay-per-view and emerging new media distribution channels. Additionally, the Media Management Services Group also includes the results of the Company’s Digital Media Management initiative. The Network Services Group provides services necessary to assemble and distribute programming for cable and broadcast networks via fiber and satellite to viewers in North America, Europe and Asia. Additionally, during 2002 the Network Services Group included the result of the Company’s bandwidth management initiative, Triumph, which was sold on December 23, 2002.

     The Company’s management identified its reportable segments based upon the following factors: (1) the Company’s Chief Operating Decision Maker (Chief Executive Officer) reviews the results of operations for each of the following segments and each Group President is accountable for such results, (2) a Group President’s overall compensation is based upon the related segment’s results, and (3) the Company’s organizational structure contains senior executives that oversee all of these segments.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies and are consistent with GAAP. The Company evaluates segment performance based upon several factors, however, segment Adjusted EBITDA as defined below is the primary measure of segment performance as it most directly reflects operating results that are managed and controlled by segment management.

     “Adjusted EBITDA” is defined by the Company as earnings before interest, taxes, depreciation and amortization, and excludes non-cash compensation expense, restructuring charges, gain (loss) on disposal of assets, asset impairment and other non-cash charges, other income (expense) and changes in accounting principle. The Company’s investments in new infrastructure, machine capacity, technology and goodwill arising from its significant acquisition activity have produced a relatively high depreciation and amortization expense and have historically been a significant annual non-cash charge to earnings. Because depreciation and amortization reflect primarily the effects of past capital expenditures and investments, the Company’s executive management and Board of Directors use and historically have used Adjusted EBITDA as a measure of current operating performance of the Company’s business segments and, accordingly, the primary measure for determining the incentive compensation of individuals in charge of such segments and assisting management in strategic planning and allocating corporate resources. Because the Company’s executive management and Board of Directors use Adjusted EBITDA for such purposes, items which are not within the control of a Group’s President or which would affect the comparability of the segment’s performance with past periods are excluded from the definition of Adjusted EBITDA. Adjusted EBITDA does not reflect interest expense, changes in working capital and certain other cash requirements of the Company’s business segments, and, as a result, it is not intended to represent cash flows for the period, or to reflect funds available for reinvestment or other discretionary uses. Adjusted EBITDA has not been presented as an alternative to income (loss) from operations, net income (loss) or cash flows from operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The Company’s presentation of Adjusted EBITDA for its segments may not be comparable to similarly titled measures reported by other companies.

The following table reconciles the Company’s net loss to total segment adjusted EBITDA (in thousands):

	Three Months Ended
	March 31, (unaudited)

	2003	2002

Net loss	$(9,339)	$(26,366)
Add:
Depreciation and amortization	16,466	17,315
Interest expense	15,038	15,632
Non cash compensation expense	835	(903)
Restructuring charges	2,061	—
Gain on disposal of assets	(1,691)	—
Change in accounting principle	—	20,227
Other income	(3,534)	(3,621)
Benefit for taxes	(536)	(215)

Total segment Adjusted EBITDA	$19,300	$22,069

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended
	March 31, (unaudited)

	2003	2002

Segment Revenues
Creative Services Group	$67,223	$73,430
Media Management Services Group	24,320	24,704
Networks Services Group	29,896	37,249

	$121,439	$135,383

Segment Adjusted EBITDA
Creative Services Group	$10,531	$14,553
Media Management Services Group	4,877	6,857
Networks Services Group	11,355	10,828
Corporate and Other	(7,463)	(10,169)

	$19,300	$22,069

11. Related Party Transactions

Liberty Subordinated Credit Agreement

     At March 31, 2003, $224.3 million was outstanding under the Liberty Subordinated Credit Agreement and $81.9 million was available for future borrowings under the terms of the Liberty Subordinated Credit Agreement with the consent of, and on terms determined by, Liberty Media.

     During the three months ended March 31, 2003, the Company issued 4,109,305 shares of its Class B common stock to Liberty Media and its affiliates in payment of $5.5 million in interest under the Liberty Subordinated Credit Agreement. Shares of the Company’s Class B common stock are convertible into shares of the Company’s Class A common stock, on a one-for-one basis, at any time at the option of the holder.

Services Received From Liberty Media

     Liberty Media allocates to the Company a portion of salaries, benefits, and certain other expenses for Liberty Media employees (including the Company’s President and Chief Executive Officer) who provide services to the Company. In addition, the Company reimburses Liberty Media for certain expenses, such as employee medical costs and property, casualty and financial insurance paid by

Liberty Media on behalf of the Company. The Company has determined the allocated and reimbursed amounts to be reasonable and equal to the fair value of the expenses charged. Amounts allocated from Liberty Media to the Company totaled $3.3 million for the quarter ended March 31, 2003.

Services Agreements with On Command Corporation

     Beginning in September 2002, the Company began supplying On Command Corporation (“On Command”), a controlled subsidiary of Liberty Media, with uplink and satellite transport services at a cost of $150,000 through March 31, 2003 pursuant to a short-term agreement with On Command. On Command was utilizing the Company’s services to test the satellite delivery of content updates to On Command’s downlink sites at various hotels. The Company executed a Content Preparation and Distribution Services Agreement, dated March 24, 2003, with a wholly-owned subsidiary of On Command, under which the Company will provide uplink and satellite transport services for a monthly fee of $36,000, subject to adjustment, for a period of five years and content preparation services valued at a negotiated rate for each use of covered services for a period of five years at On Command’s request. The parties also entered into a Services Agreement, dated April 1, 2003, for the installation by the Company of satellite equipment at On Command’s downlink sites at hotels for a fee of $500 per installation completed.

12. Sale of Property

     On February 28, 2003, the Company sold one of its domestic real estate property for $4.2 million, net of expenses, and recognized a gain on sale of fixed assets of $1.7 million.

13. Divestiture

     On December 23, 2002, the Company sold to Leafco Communications, Inc. all of its equity interest in Triumph Communications for nominal consideration plus the assumption of net liabilities in the amount of $4.0 million. In connection with this sale, the Company entered into an agreement to loan the buyer an amount not to exceed $4.0 million. As of March 31, 2003, such loan agreement has been terminated by the parties and the buyer has repaid to the Company all monies advanced to buyer pursuant to this loan. In connection with this loan termination, the Company entered into an agreement to loan Rapco Enterprises, Inc., an affiliate of Leafco Communications, Inc., $2.0 million. The above transactions, in the aggregate, resulted in a gain from the divestiture of $1.6 million, which was recorded in the quarter ended December 31, 2002.

14. Subsequent Event

     Acquisition by Liberty Media

     On April 25, 2003, Liberty Media announced that it has adopted a plan of merger to acquire all the issued and outstanding shares of the Company that it does not already own. Pursuant to the terms of the merger, the Company’s stockholders would receive 0.1147 shares of Liberty Media Series A common stock for each share of the Company’s Class A common stock. Liberty Media currently owns all the issued and outstanding shares of the Company’s Class B common stock. The transaction is intended to be taxable to the public holders of the Company’s common stock, for U.S. federal income tax purposes.

     Because Liberty Media owns in excess of 90% of the outstanding common stock of the Company, the merger is expected to be accomplished as a “short form” merger under Delaware law. As a result, neither the approval of the Company’s board of directors nor a vote of its stockholders is required to effect the merger; however, statutory appraisal rights will be available to stockholders of the Company who elect to assert such rights, subject to compliance with the procedures established by Delaware law. The transaction is not subject to any substantive regulatory conditions, other than the filing and effectiveness of a registration statement covering the shares of Liberty Media Series A common stock to be issued in the merger. Liberty Media may terminate the plan of merger at any time prior to closing if it determines, in its sole discretion, that the merger is no longer in its best interest. The merger is expected to close during the third quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis provides information concerning our results of operations and financial condition and should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion focuses on material trends, risks and uncertainties affecting our results of operations and financial condition.

     Certain statements in this quarterly report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

·	industry-wide market factors such as the timing of, and spending on, feature film and television production;

·	foreign and domestic television advertising;

·	foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries;

·	the possibility of an industry-wide strike or other job action by or affecting the Writers Guild, Screen Actors Guild or other major entertainment industry union;

·	failure to maintain relationships with key customers and certain key personnel;

·	more rapid than expected technological obsolescence;

·	failure to integrate acquired operations in expected time frames;

·	continuing negative economic conditions potentially impacting our ability to maintain compliance with our debt covenants.

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

Adjusted Earnings Before Interest Taxes Depreciation and Amortization for Business Segments

     “Adjusted EBITDA” is defined by the Company as earnings before interest, taxes, depreciation and amortization, and excludes non-cash compensation expense, restructuring charges, gain (loss) on disposal of assets, asset impairment and other non-cash charges, other income (expense) and changes in accounting principle. The Company’s investments in new infrastructure, machine capacity, technology and goodwill arising from its significant acquisition activity have produced a relatively high depreciation and amortization expense and have historically been a significant annual non-cash charge to earnings. Because depreciation and amortization reflect primarily the effects of past capital expenditures and investments, the Company’s executive management and Board of Directors use and historically have used Adjusted EBITDA as a measure of current operating performance of the Company’s business segments and, accordingly, the primary measure for determining the incentive compensation of individuals in charge of such segments and assisting management in strategic planning and allocating corporate resources. Because the Company’s executive management and Board of Directors use Adjusted EBITDA for such purposes, items which are not within the control of a Group’s President or which would affect the comparability of the segment’s performance with past periods are excluded from the definition of Adjusted EBITDA. Adjusted EBITDA does not reflect interest expense, changes in working capital and certain other cash requirements of the Company’s business segments, and, as a result, it is not intended to represent cash flows for the period, or to reflect funds available for reinvestment or other discretionary uses. Adjusted EBITDA has not been presented as an alternative to income (loss) from operations, net income (loss) or cash flows from operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The Company’s presentation of Adjusted EBITDA for its segments may not be comparable to similarly titled measures reported by other companies.

A Note On Adjusted EBITDA for Business Segments

     The Securities and Exchange Commission promulgated new rules regarding the use of non-GAAP financial measures in January 2003. Under these new rules, a non-GAAP financial measure is defined generally as a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that: (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure calculated and presented in accordance with GAAP. Among other exceptions, non-GAAP financial measures do not include financial measures which are required to be disclosed by GAAP. Because we have reported segment Adjusted EBITDA pursuant to and in accordance with SFAS No. 131, such financial measures are not considered to be non-GAAP financial measures. We, in common with other registrants, are still in the process of interpreting such rules and monitoring developments and guidance by the SEC with respect to such rules to ensure continued compliance. While we believe that the presentation in this report complies with the new rules, we can give no assurance that we will be able to provide the same or comparable measures of our segments in future reports of the Company.

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

     Accounting for Stock Based Compensation. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     We have one stock-based employee compensation plan. We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123.

     Valuation of Trade Receivables. We must make estimates of the collectibility of our trade receivables. Our management analyzes the collectibility based on historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We record an allowance for doubtful accounts based upon specifically identified receivables that we believe are uncollectible. In addition, we also record an amount based upon a percentage of each aged category of our trade receivables. These percentages are estimated based upon our historical experience of bad debts. Our trade receivables balance was $99.5 million, net of allowance for doubtful accounts of $8.3 million, as of March 31, 2003.

     Valuation of Deferred Tax Assets. In accordance with SFAS No. 109, Accounting for Income Taxes, we review the nature of each component of our deferred income taxes for reasonableness. We have determined that it is more likely than not that we will not realize a portion of our tax benefits associated with certain cumulative net operating loss carry forwards and impairment reserves, and as such, we have reserved for a portion of our deferred income tax assets and incurred charges of $.3 million and $2.9 million during the three months ended March 31, 2003 and 2002.

Results of Operations

     The Creative Services Group’s revenues are primarily generated from fees for video and audio post production, special effects and editorial services for the television, film and advertising industries. The Media Management Services Group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The Media Management Services Group’s results also include our Digital Media Management initiative. The Network Services Group’s revenues consist of fees relating to facilities and services necessary to assemble and distribute programming for cable and broadcast networks across the world via fiber and satellite. During 2002, the Network Services Group’s results also included our Bandwidth Management initiative, Triumph, which was sold on December 23, 2002. Corporate related items and unallocated revenues and expenses are reflected in Corporate and Other, below. Additionally, Corporate and Other includes the results of our New Products Group which is leading our efforts in developing new products and businesses such as VOD and SVOD, Interactive Television and Store and Forward. Cost of services and operating expenses consists primarily of production wages, facility costs and other direct costs, selling, general and administrative expenses, depreciation and amortization and impairment charges.

Comparison of Reported Results for the Three Months Ended March 31, 2003 and 2002 (in thousands).

	Three Months Ended
	March 31, (unaudited)

	2003	2002

Segment Revenues
Creative Services Group	$67,223	$73,430
Media Management Services Group	24,320	24,704
Network Services Group	29,896	37,249

	$121,439	$135,383

Segment Adjusted EBITDA
Creative Services Group	$10,531	$14,553
Media Management Services Group	4,877	6,857
Network Services Group	11,355	10,828
Corporate and Other	(7,463)	(10,169)

	$19,300	$22,069

Net Loss	$(9,339)	$(26,366)

     The following table reconciles the Company’s net loss to total segment Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31, (unaudited)

	2003		2002

Net loss	$	(9,339)	$(26,366)
Add:
Depreciation and amortization		16,466	17,315
Interest expense		15,038	15,632
Non cash compensation expense		835	(903)
Restructuring charges		2,061	—
Gain on disposal of assets		(1,691)	—
Change in accounting principle		—	20,227
Other income		(3,534)	(3,621)
Benefit for taxes		(536)	(215)

Total segment Adjusted EBITDA		$19,300	$22,069

     Revenues decreased $14.0 million, or 10.3%, to $121.4 million for the three months ended March 31, 2003 from $135.4 million for the three months ended March 31, 2002. Creative Services Group revenues decreased by $6.2 million primarily in our Entertainment Television and Audio operations. Entertainment Television revenues were lower due to the abnormally early cancellation of several episodic television shows in the current season and lower than historical mid-season replacement activity and higher levels of reality-based programming that typically requires less post production services. Further, a planned facility closure resulted in reduced capacity in our Audio business as we continued to streamline our operations. Media Management Services Group revenues decreased marginally by $.4 million. Network Services Group revenues decreased by $7.4 million, $5.6 million resulting from the sale of Triumph and $1.8 million resulting from the negative impact of some renegotiated contracts offset by new business.

     Costs of services decreased $9.3 million, or 11.3%, to $72.4 million for the three months ended March 31, 2003 from $81.7 million for the three months ended March 31, 2002. The decrease reflects a decline across all of our Groups primarily in production material, production personnel and equipment expenses as a result of the decreased production activity noted above.

     Selling, general and administrative expenses decreased $1.9 million, or 6.0%, to $29.7 million for the three months ended March 31, 2003 from $31.6 million for the three months ended March 31, 2002. The decrease is primarily attributed to lower professional and legal fees, facility charges and other discretionary expenses.

     As a result of the above, Adjusted EBITDA, as defined, for all business segments decreased $2.8 million, or 12.7%, to $19.3 million for the three months ended March 31, 2003, from $22.1 million for the three months ended March 31, 2002. Creative Services Group Adjusted EBITDA decreased $4.0 million, or 27.6%, to $10.5 million as a result of decreased revenues described above and lower margin reality based programming replacing mid-season cancelled episodic television shows. The negative impact was offset by higher margin DVD business and cost savings. Media Management Services Group Adjusted EBITDA decreased $2.0 million, or 28.9%, to $4.9 million resulting from lower margin business, timing of major customer activity, and higher quarter over quarter labor and facility costs. Network Services Group Adjusted EBITDA increased $.5 million, or 4.6%, to $11.4 million due to the sale of Triumph, offset by reduced margins as a result of renegotiated large contracts and a $500,000 legal settlement during the quarter. Corporate and Other Adjusted EBITDA increased from ($10.2 million) to ($7.5 million) primarily due to reduced costs resulting from timing of expenditures associated with legal and professional fees and the consolidation of our corporate facilities.

     Depreciation and amortization decreased $849,000, or 4.9%, to $16.5 million for the three months ended March 31, 2003, from $17.3 million for the three months ended March 31, 2002. The decrease is primarily attributed to the Network Services Group as a result of the sale of Triumph and Corporate and Other as a result of the sale of certain domestic real estate property.

     Non-cash compensation expense increased $1.7 million to $835,000 for the three months ended March 31, 2003, from $903,000 in income reported for the three months ended March 31, 2002. Results for the three months ended March 31, 2003 primarily included expense of $800,000 relating to stock options issued to employees in all segments pursuant to our 2001 incentive compensation plan. The income recorded in the three months ended March 31, 2002 related primarily to the decline in value of the underlying stock used to value employee SARs of $1.9 million offset by expense of $1.0 million relating to stock options issued pursuant to our 2001 incentive compensation plan.

     Corporate and Other disposed of certain domestic real estate property for $4.2 million net of expenses resulting in a gain on sale of fixed assets of $1.7 million.

     During the three months ended March 31, 2003, we recognized a restructuring charge of $2.1 million related to consolidation of facilities and closure-related costs in the Creative Services Group both domestically and in the UK. The restructuring charge includes $1.2 million for employee severance, $715,000 related to excess lease commitments as a result of planned facility closures and $176,000 for contract exit costs.

     Interest expense decreased $594,000, or 3.8%, to $15.0 million for the three months ended March 31, 2003, from $15.6 million for the three months ended March 31, 2002. The decrease in interest expense is primarily attributed to no longer amortizing unrealized losses on terminated interest rate swaps in the three months ended March 31, 2003, which were amortized in the three months ended March 31, 2002, resulting in a lower non-cash interest expense. Such decrease was offset by higher cash interest expense due to increased pricing margins on our Senior Credit Agreement, effective as of the third amendment of the Senior Credit Agreement dated November 13, 2002, and higher non-cash interest expense due to increased borrowings under the Liberty Subordinated Credit Agreement. Interest expense for the quarter ended March 31, 2003 included $5.5 million of non-cash expense related to payments under the Liberty Subordinated Credit Agreement, $4.2 million related to interest under our Senior Credit Agreement, $3.2 million related to interest rate swaps, $1.3 million of interest related to capital leases, notes and mortgages, and $866,000 of amortization of debt discount and debt issuance cost.

     Other income decreased $87,000, or 2.4%, to $3.5 million for the three months ended March 31, 2003 from $3.6 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, other income primarily includes $3.0 million related to the increase in the market value of certain freestanding interest rate swap instruments compared to the $3.2 million increase for the three months ended March 31, 2002.

     As a result of the above, the loss before income taxes and change in accounting principle increased $3.5 million, or 54.7%, to $9.9 million for the three months ended March 31, 2003 from $6.4 million for the three months ended March 31, 2002.

     The benefit for income taxes increased $321,000, to $536,000 for the three months ended March 31, 2003, from $215,000 for the three months ended March 31, 2002, primarily due to additional benefits recorded for our foreign operations. Our effective income tax benefit rate for the three months ended March 31, 2003 was approximately 5.42% primarily due to disallowed deductions for interest expense of $6.4 million.

     On January 1, 2002, we had adopted SFAS No. 142 and in accordance with its provisions, we had recorded a transitional impairment charge of $20.2 million, which was reflected as a cumulative effect of a change in accounting principle in the three months ended March 31, 2002. This change primarily related to goodwill at the Creative Services Group. No impairment was recognized for the three months ended March 31, 2003.

     As a result of the above, our net loss decreased $17.1 million, or 64.8%, to $9.3 million for the three months ended March 31, 2003 from $26.4 million for the three months ended March 31, 2002.

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

Cash Flows

     Cash provided by operating activities for the three months ended March 31, 2003, was $141,000 as compared to $11.9 million for the three months ended March 31, 2002. The decrease in net cash flows provided from operations is primarily attributable to lower revenue and changes in working capital. Cash and cash equivalents were $9.0 million at March 31, 2003, a decrease of $6.0 million from March 31, 2002. This decrease relates primarily to cash used for payments on long-term debt and capital lease obligations.

     Net cash used in investing activities was $157,000 for the three months ended March 31, 2003 compared to $15.9 million for the three months ended March 31, 2002. During the three months ended March 31, 2003, we invested $4.3 million in property, plant and equipment and sold one of our domestic real estate property for $4.2 million, net of expenses. For the three months ended March 31, 2002, we invested $15.9 million in property, plant and equipment.

     Net cash used in financing activities was $2.9 million for the three months ended March 31, 2003 compared to $2.7 million for the three months ended March 31, 2002. During the three months ended March 31, 2003, we repaid $5.5 million of principal borrowings, $3.6 million under the Senior Credit Agreement and $1.9 million in mortgages and capital lease obligations. Additionally, we borrowed $2.5 million under an existing building mortgage. No borrowings were made under the Liberty Subordinated Credit Agreement or the Senior Credit Agreement during the three months ended March 31, 2003.

Senior Credit Agreement

     At March 31, 2003, $360.3 million (including letters of credit of $600,000) was outstanding under the Senior Credit Agreement, dated December 22, 2000, as amended, among the Company, various lenders who are parties thereto, Banc of America Securities LLC, as lead arranger and book manager, BANK OF AMERICA, N.A., as administrative agent for the lenders, Salomon Smith Barney, Inc., as syndication agent, and The Bank of New York Company, Inc., as documentation agent (the “Senior Credit Agreement”), and $3.6 million was available for future borrowings, subject to the terms of the Senior Credit Agreement. During the quarter ended March 31, 2003, the Company repaid $3.6 million under the Senior Credit Agreement. No borrowings were made under the Senior Credit Agreement in the first quarter. The Senior Credit Agreement loans are collateralized by substantially all of the operating assets of the Company.

     The Senior Credit Agreement requires financial ratios to be maintained and contains other restrictive covenants including restrictions on incurring additional indebtedness. As of March 31, 2003, the Company was in compliance with all covenants in the Senior Credit Agreement.

     Under the Senior Credit Agreement, the Company’s Total Leverage Ratio may not exceed 4.55 to 1.00 for any measurement period from December 31, 2002 to June 30, 2003 and is reduced over subsequent measurement periods until it reaches a Total Leverage Ratio of 3.50 to 1.00 for measurement periods after January 1, 2005. At March 31, 2003, the Company’s Total Leverage Ratio was 4.43 to 1.00. Additionally, the Company’s Interest Coverage Ratio may not be less than 2.50 to 1.00 for any quarter ending prior to December 31, 2003, and may not be less than 3.00 to 1.00 for any quarter thereafter. The Company’s Interest Coverage Ratio at March 31, 2003 was 3.11 to 1.00. For any measurement period beginning January 1, 2003, the Company’s Fixed Charge Coverage Ratio may not be less than 0.85 to 1.00, and increases over the succeeding two quarters until October 1, 2003, when the Company’s Fixed Charge Coverage Ratio may not be less than 1.00 to 1.00 for the remainder of the term of the Senior Credit Agreement. At March 31, 2003, the Company’s Fixed Charge Coverage Ratio was 1.14 to 1.00.

     As of March 31, 2003, the outstanding borrowings under the Senior Credit Agreement consisted of Term loan A in the amount of $117.6 million, Term loan B in the amount of $56.8 million and a revolving credit facility (the “Revolver”) in the amount of $185.9 million (which includes outstanding letters of credit in the amount of $600,000).

     Interest related to the Senior Credit Agreement is paid monthly, bi-monthly or quarterly in arrears and is based on the “Alternate Base Rate” or the “Eurodollar Rate,” whichever is applicable to the loan, plus applicable margins. The Alternate Base Rate is a daily fluctuating rate per annum equal to the higher of the Federal Funds Rate plus 0.5% or the Prime Rate. The Eurodollar Rate is the rate per annum equal to the average British Bankers Association Interest Settlement Rate for deposits in the relevant currency or an alternate base, as defined in the agreement, if that rate is unavailable. As of March 31, 2003, the effective interest rates on Term loan A, Term loan B and the Revolver borrowings were 4.54%, 5.29% and 4.55%, respectively.

Liberty Subordinated Credit Agreement

     At March 31, 2003, $224.3 million was outstanding under the First Amended and Restated Credit Agreement, as amended and supplemented, between the Company and Liberty Media Corporation (“Liberty Media”) (the “Liberty Subordinated Credit Agreement”) and $81.9 million was available for future borrowings under the terms of the Liberty Subordinated Credit Agreement with the consent of, and on terms determined by, Liberty Media.

     Of the $224.3 million outstanding at March 31, 2003 under the Liberty Subordinated Credit Agreement: (1) $206.2 million is represented by convertible subordinated notes, which are convertible at the option of Liberty Media at any time prior to maturity into shares of the Company’s Class B common stock (“Convertible Notes”) at a conversion price of $10.00 per share, (2) $8.8 million is represented by Convertible Notes having a conversion price of $3.50 per share, (3) $5.3 million is represented by a Convertible Note having a conversion price of $1.94 per share, and (4) $4.0 million is represented by a Convertible Note having a conversion price of $1.56 per share. Interest accrues on each of the Convertible Notes at a rate of 10% per annum, payable quarterly either in cash, shares of the Company’s Class B common stock (valued at 95% of the ten-day trailing average closing price of shares of the Company’s Class A common stock ending one trading day prior to interest payment date) or a combination thereof, at the Company’s discretion, subject to certain limits.

     During the three months ended March 31, 2003, the Company issued 4,109,305 shares of its Class B common stock to Liberty Media and its affiliates in payment of $5.5 million in interest under the Liberty Subordinated Credit Agreement. Shares of the Company’s Class B common stock are convertible into shares of the Company’s Class A common stock, on a one-for-one basis, at any time at the option of the holder.

Property Mortgages and Other Debt

     At March 31, 2003, the Company owed $7.7 million under an existing mortgage loan with Bank of the West. Interest under the loan accrues at a three-month London interbank market rate (“LIBOR”) plus 2.25% per annum and the effective interest rate at March 31, 2003 was 3.65%.

     At March 31, 2003, the Company owed $6.3 million to Heller Financial Leasing Inc. pursuant to an existing loan secured by certain equipment. Interest on the loan is based on the relevant three-month LIBOR plus 3.25%, and the effective interest rate at March 31, 2003 was 4.58% per annum.

     At March 31, 2003, three of the Company’s subsidiaries in the United Kingdom owed to National Westminster Bank Plc. an aggregate of $18.0 million under four existing mortgage loans. The aggregate amount includes $2.5 million in borrowings under these loans, which was borrowed during the quarter ended March 31, 2003. Interest on each of these loans is calculated based on the relevant one, two, three or six-month LIBOR plus 1.25%, and as of March 31, 2003, the effective interest rate on the loans was 6.43% per annum.

     At March 31, 2003, the Company was a party to capital leases in the aggregate amount of $6.8 million related to purchases of equipment with a weighted average interest rate of 13.72%.

Factors That May Affect Future Results of Operations

     Factors that may affect future results of operations include, but are not limited to, industry-wide market factors such as the timing of, spending on, and technological, regulatory or other developments in feature film and television programming production, foreign and domestic television advertising production, and foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries. In addition, our failure to maintain relationships with key customers and certain key personnel, the possibility of an industry-wide strike or other job action by a major entertainment industry union, more rapid than expected technological obsolescence, significant capital expenditure investments prior to generating revenue, and any failure to compete in the highly-competitive post-production business could also cause actual results to differ materially from those described in forward-looking statements.

     We have incurred significant indebtedness to fund past acquisitions. This indebtedness may result in a significant percentage of our cash flow being applied to the payment of interest, and there can be no assurance that our operations will generate sufficient cash flow to service the indebtedness. This indebtedness, as well as any indebtedness we may incur in the future, may adversely affect our ability to finance operations, as financial covenant limitations reach their maximum, which could limit our ability to pursue business opportunities that may be in our best interests and that of our stockholders.

     As part of our business strategy, we have acquired substantial operations in several different geographic locations in 2001 and 2002. These businesses have experienced varying profitability or losses in recent periods. Since the dates of acquisition, we have continued to work extensively on the integration of these businesses. However, there can be no assurances regarding the ultimate success of our integration efforts or regarding our ability to maintain or improve the results of operations of these businesses.

     We derive our revenue primarily from services provided to the motion picture and television production industries and the content distribution industry. Fundamental changes in the business practices of any of these client industries, whether due to regulatory, technological or other developments, could cause a material reduction in demand by our clients for the services offered by us. Any reduction in demand would have a material adverse effect on our results of operations. The post-production industry is characterized by technological change, evolving customer needs and emerging technical standards, and the content distribution industry is highly competitive with several companies providing services similar to ours. Our existing credit agreements currently limit our ability to make capital investments. There are no assurances that we will be able to obtain or fund the implementation of any of these technologies, that we will be able to effectively implement these technologies on a cost-effective or timely basis or that such technologies will not render obsolete our role as a provider of motion picture and television production services. If our competitors have technology that enables them to provide services that are more reliable, faster, less expensive, reach more customers or have other advantages over the services we provide, then the demand for our services may decrease.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risks

     We seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Interest rate swap agreements are the primary instruments used to manage interest rate fluctuation affecting our $383.4 million of variable rate debt primarily associated with our Senior Credit Agreement. At March 31, 2003, we had three interest rate swap agreements with a combined fair market value of $4.1 million in favor of our counterparties. In one swap agreement, we receive variable interest rate payments and make fixed interest rate payments on a notional amount of $365.0 million. This swap agreement matures on June 30, 2003. In addition, we have two interest rate swap agreements in the UK with a fair value of $700,000 in favor of our counterparties. These swap agreements mature on March 10, 2016. These swap agreements have the effect of creating a fixed interest rate with respect to $372.0 million of our $383.4 million floating (or variable) interest rate debt. Had market interest rates been 100 basis points higher throughout the three months ended March 31, 2003, we would have recorded an increase of approximately $958,435 of additional interest expense on our floating (variable) rate debt, offset by a reduction of interest expense of approximately $930,054 on our interest rate swaps.

Foreign Currency Risk

     We continually monitor our economic exposure to changes in foreign exchange rates and may enter into foreign exchange agreements where and when appropriate. Whenever possible, we utilize local currency borrowings to fund foreign acquisitions. At March 31, 2003, we did not have any foreign exchange agreements. Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transaction gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments that have not been previously reported in our legal proceedings disclosure in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2002, filed March 27, 2003, with the Securities and Exchange Commission. In addition, there have been no new reportable events during the quarter ended March 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

     During the quarter ended March 31, 2003, the Company issued 4,109,305 shares of its Class B common stock to Liberty Media and its affiliates in payment of $5.5 million in interest under the Liberty Subordinated Credit Agreement. Such issuance was not registered under the Securities Act of 1933, as amended, pursuant to the exemption from registration afforded by Section 4(2) of that Act. Shares of the Company’s Class B common stock are convertible into shares of the Company’s Class A common stock, on a one-for-one basis, at any time at the option of the holder.

Item 4. Submission of matters to a vote of security holders.

     For a description of matters submitted to a vote of the Company’s stockholders during the period covered by this report, see “Item 4. Submission of Matters to a Vote of Security Holders” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 5. Other Information

     Acquisition by Liberty Media

     On April 25, 2003, Liberty Media announced that it has adopted a plan of merger to acquire all the issued and outstanding shares of the Company that it does not already own. Pursuant to the terms of the merger, the Company’s stockholders would receive 0.1147 shares of Liberty Media Series A common stock for each share of the Company’s Class A common stock. Liberty Media currently owns all the issued and outstanding shares of the Company’s Class B common stock. The transaction is intended to be taxable to the public holders of the Company’s common stock, for U.S. federal income tax purposes.

     Because Liberty Media owns in excess of 90% of the outstanding common stock of the Company, the merger is expected to be accomplished as a “short form” merger under Delaware law. As a result, neither the approval of the Company’s board of directors nor a vote of its stockholders is required to effect the merger; however, statutory appraisal rights will be available to stockholders of the Company who elect to assert such rights, subject to compliance with the procedures established by Delaware law. The transaction is not subject to any substantive regulatory conditions, other than the filing and effectiveness of a registration statement covering the shares of Liberty Media Series A common stock to be issued in the merger. Liberty Media may terminate the plan of merger at any time prior to closing if it determines, in its sole discretion, that the merger is no longer in its best interest. The merger is expected to close during the third quarter of 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to Commission Release 34-47551, this certification shall not be deemed to be filed with the Commission but shall be deemed to accompany this report.

(b)  Reports on Form 8-K.

                           None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT MEDIA GROUP, INC.

May 15, 2003	By:	/s/ George C. Platisa

Date	George C. Platisa Executive Vice President and Chief Financial Officer

CERTIFICATIONS

Certification of Chief Executive Officer

I, William R. Fitzgerald, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ascent Media Group, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

          /s/ William R. Fitzgerald

William R. Fitzgerald
Chief Executive Officer

Certification of Chief Financial Officer

I, George C. Platisa, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ascent Media Group, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

        /s/ George C. Platisa

George C. Platisa
Chief Financial Officer